Form 10-Q
period 2013-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2013-05-15
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number:   001-35886

HEMISPHERE MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0885255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hemisphere Media Group, Inc.
2000 Ponce de Leon Boulevard
Suite 500
Coral Gables, FL	33134
(Address of principal executive offices)	(Zip Code)

(305) 421-6364

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Class of Stock	Shares Outstanding as of April 30, 2013
Class A common stock, par value $0.0001 per share	12,041,100
Class B common stock, par value $0.0001 per share	33,000,000

EXPLANATORY NOTE

On March 15, 2013, the Registration Statement on Form S-4 (No. 333-186210) (the “Registration Statement”) of Hemisphere Media Group, Inc. (the “Company”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Company consummated the transactions contemplated by the Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Hemisphere Merger Sub I, LLC, a Delaware limited liability company and our indirect wholly-owned subsidiary (“WAPA Merger Sub”), Hemisphere Merger Sub II, Inc., a Delaware corporation and our indirect wholly-owned subsidiary (“Azteca Merger Sub”), Hemisphere Merger Sub III, Inc., a Delaware corporation and our indirect wholly-owned subsidiary (“Cinelatino Merger Sub” and, together with IM Merger Sub and Azteca Merger Sub, the “Merger Subs”), Azteca Acquisition Corporation (“Azteca”), WAPA, and Cine Latino, Inc. (“Cinelatino”) (collectively, the “Transaction”), on April 4, 2013. The Company subsequently filed a post-effective amendment No. 1 on Form S-1 to the Registration Statement on May 3, 2013 (“Post-Effective Amendment No. 1”), which was declared effective by the SEC on May 7, 2013. This Quarterly Report on Form 10-Q for the period ended March 31, 2013 is being filed with the SEC to the extent that Rule 15d-13 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is applicable to the Company as a result of the effectiveness of the Registration Statement. For additional financial information concerning InterMedia Español Holdings, LLC (“WAPA”), the accounting and legal acquirer for purposes of the Transaction, see the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2013.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2013

(Unaudited)

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q, including the exhibits attached hereto, may contain certain statements about the Company that are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are based on the current expectations of the management of the Company and are subject to uncertainty and changes in circumstance, which may cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “expect,” “positioned,” “strategy,” “future,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. In addition, these statements are based on a number of assumptions that are subject to change. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements are discussed under the heading “Risk Factors” and “Forward-Looking Statements” in the Company’s Registration Statement and Post-Effective Amendment No. 1, filed with the SEC, as they may be updated in any future reports filed with the SEC. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, the Company’s actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in the Company’s Registration Statement and Post-Effective Amendment No. 1, those factors include:

•                  the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to the Transaction;

•                  the potential for viewership of the Company’s cable networks and broadcast businesses programming to decline;

•                  the risk that the Company may fail to secure sufficient or additional advertising and/or subscription revenue;

•                  the benefits of the combination of WAPA and Cinelatino, including the prospects of the combined businesses;

•                  the ability to realize anticipated growth and growth strategies of the combined company;

•                  the ability of the Company to obtain additional financing in the future;

•                  the Company’s ability to successfully manage relationships with customers, distributors and other important relationships;

•                  the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;

•                  changes in technology;

•                  changes in pricing and availability of products and services;

•                  the ability to realize the anticipated benefits of the Transaction, which may be affected by, among other things, competition in the industry in which the Company operates;

•                  the deterioration of general economic conditions, either nationally or in the local markets in which the Company operates;

•                  legislative or regulatory changes that may adversely affect the Company’s businesses; and

•                  costs related to the Transaction that may reduce the Company’s working capital.

The forward-looking statements are based on current expectations about future events. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these expectations may not be achieved. the Company is not under any duty to update any of the forward-looking statements after the date of this prospectus to conform those statements to actual results.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

None.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

Nature of business: The accompanying consolidated financial statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere”), a direct wholly-owned subsidiary of Cine Latino, Inc. (“Cinelatino”) prior to the consummation of the Transaction as described in Note 2  below.  Following the Transaction, Hemisphere will become the parent holding company of Cinelatino, InterMedia Espanol Holding, LLC (“WAPA”), and Azteca Acquisition Corporation (“Azteca”).  While Hemisphere was formed on January 16, 2013 for purposes of effecting the Transaction, the Transaction had not been consummated prior to March 31, 2013.  As a result, there is no activity or financial results of Hemisphere to report for the three month period ended March 31, 2013.

•                  Cine Latino, Inc. (“Cinelatino”)—this company was organized under the laws of the State of Delaware and is engaged in in the business of producing, offering and distributing a cable television network  designated “Cine Latino,” the content for which is Spanish-language motion pictures or other entertainment programming. The network is distributed throughout the United States, Mexico, Central America, South America, the Caribbean and Canada.

•                  InterMedia Español Holdings, LLC (“WAPA”)—this company was organized under the laws of the State of Delaware and is a holding company that owns 100% interest of Español and WAPA America (see below). WAPA has no operations or assets other than the investments in Español and WAPA America.

•                  InterMedia Español, Inc. (“Español”)—this company was organized under the laws of the State of Delaware and is a holding company that owns 100% interest of WAPA PR (see below). Español has no operations or assets other than the investment in WAPA PR.

•                  Televicentro of Puerto Rico, LLC (“Televicentro” or “WAPA PR”)—this Company was organized under the laws of the State of Delaware and is engaged in the broadcast television business, as well as in the production of news and entertainment programming in Puerto Rico.

•                  WAPA America, Inc. (“WAPA America”)—this company was organized on September 2, 2004, under the laws of the state of Delaware, and is a cable television network distributed in the U.S. and programmed with Spanish language news and entertainment programs (produced and supplied, in its majority, by WAPA PR).

•                  Azteca Acquisition Corporation (“Azteca”)—a Delaware blank check corporation.

Note 2.  Subsequent events:  On April 4, 2013, the merger by and among Cinelatino, WAPA and Azteca providing for the combination of Cinelatino, WAPA and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the “Transaction”) was consummated.

The Transaction will be accounted for by applying the acquisition method, which requires the determination of the accounting acquirer, the acquisition date, the fair value of the purchase consideration to be transferred, the fair value of assets and liabilities of the acquiree and the measurement of goodwill. ASC Topic 805-10, “Business Combinations—Overall” (“ASC 805-10”) provides that in identifying the acquiring entity in a business combination effected primarily through an exchange of equity interests, the acquirer is usually the entity that issues equity interests but all pertinent facts and circumstances must be considered in determining the acquirer. Other pertinent facts and circumstances to consider include the relative voting rights of the shareholders of the constituent companies in the combined entity, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of equity interests in the Transaction, including payment of any premium. Although Hemisphere issued the equity interests in the Transaction, since it is a new entity formed solely to issue these equity interests to effect the Transaction it would not be considered the acquirer and one of the combining entities that existed before the transaction must be identified as the acquirer. Based on the following, WAPA is the accounting acquirer and predecessor, whose historical results will become the results of Hemisphere as of the date the Transaction is consummated:

i.      WAPA shareholders obtained approximately 46.4% of the post-Transaction common shares of stock and 59.9% of the voting rights in the combined entities;

ii.     WAPA, through its parent company, InterMedia, has the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, as they represent five of the nine directors on the combined entity board of directors, including the Chief Executive Officer; and

iii.    WAPA’s historical revenues represent approximately 69.0% of the total revenues of the combined entities.

As WAPA is the accounting acquirer (and legal acquiree), the Transaction is considered to be a reverse acquisition. Since WAPA issued no consideration in the Transaction, unless the fair value of accounting acquirees’ equity interests are more reliably measurable, the fair value of the consideration transferred by WAPA would be based on the number of shares WAPA would have had to issue to give owners of the other entities in the transaction the same percentage ownership in the combined entities that results from the Transaction. In this situation, since Azteca’s shares are publicly traded and they are one of the combining entities in this Transaction, the fair value of those shares are considered to be more reliably measurable than the fair value of WAPA’s shares and therefore were used to determine the fair value of the consideration transferred for the acquisition of Cinelatino, which is the other operating entity involved in this Transaction.

Total consideration transferred by WAPA (accounting acquirer) to Cinelatino (accounting acquiree) was $121,930,102 based on: (i) cash consideration of $3.8 million (funded from cash on hand), plus (ii) 12,567,538 shares with an assumed value of $10.05 per share based on the per share trust value at the date of the agreement for each share of the Company’s common stock to be received by Cinelatino stockholders in the Transaction, (iii) less $8.2 million, which represents the estimated fair value of contingent consideration related to 1,142,504 shares of Hemisphere Class B common stock that are subject to forfeiture in the event the market price of Hemisphere Class A common stock does not meet certain levels. The contingent consideration was valued using a Monte Carlo simulation model. Significant assumptions utilized in the model include:

•                  Stock Price: $10.05

•                  Volatility: 32.5%

•                  Risk-Free Rate: 0.77%

The carrying amounts and classifications of WAPA’s historical assets and liabilities as the accounting acquirer as of March 31, 2013 are as follows (in thousands):

WAPA
(historical predecessor)

Cash	$7,214
Accounts receivable, net	8,212
Programming rights	5,468
Other assets	5,568
Total current assets	26,463

Programming rights	4,072
Property and equipment, net	26,117
Broadcast license	41,356
Goodwill	10,983
Other intangibles, net	1,620
Other assets	2,707
Total Assets	$113,318

Accounts payable & accrued expenses	$8,620
Programming rights payable	4,255
Current portion of long term debt	6,456
Total current liabilities	19,331

Programming rights payable	2,157
Long-term debt, net of current portion	50,556
Other liabilities	2,139
Total Liabilities	$74,183

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of Cinelatino (in thousands):

Cash	$12,865
Accounts receivable, net	4,053
Programming rights	4,460
Prepaid expenses and other current assets	940
Property and equipment, net	21
Other assets	15,495
Intangible asset - affiliate agreements	23,100
Current liabilities	(6,272)
Long-term debt	(32,097)
Fair value of identifiable net assets acquired	22,565
Goodwill	99,365
Total	$121,930

The amount allocated to definite-lived intangible assets represents the estimated fair values of Cinelatino’s affiliate agreements of $23.1 million, which have been valued using a discounted cash flow based on management’s best estimates utilizing a 10% discount rate.  These intangible assets will amortized over the estimated remaining useful lives of approximately 6 years.

Goodwill of $99.4 million is the excess of the net consideration paid over the fair value of the identifiable net assets acquired, and primarily represents the benefits the Company expects to realize from the acquisition.

The acquisition accounting for the transaction described above is not finalized as of the date of filing.

Pro Forma Information

The following table sets forth the unaudited pro forma results of operations assuming that the acquisition of Cinelatino occurred on January 1, 2013 (in thousands):

	Three Months Ended March 31, 2013
	WAPA	Cinelatino	Pro Forma
	(historical predecessor)

Net Revenues	$13,495	$6,104	$19,599

Operating Expenses:
Cost of revenues	5,856	1,053	6,909
Selling, general and administrative	3,429	754	4,183
Depreciation and amortization	1,011	964	1,975
Other expenses	3,292	2,068	5,360
Loss on disposition of assets	25	—	25
Total operating expenses	13,612	4,839	18,451

Operating (loss) income	(117)	1,265	1,148

Interest expense	(771)	(462)	(1,233)

Income tax benefit (expense)	363	(821)	(458)

Net loss	$(525)	$(18)	$(543)

In connection with the Transaction, the Company incurred a total of $5.4 million of non-recurring transaction related costs primarily related to legal and other professional services, which were expensed as incurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a Delaware corporation formed on January 16, 2013 for the purpose of effecting the Transaction, after which WAPA, Cinelatino and Azteca each became indirect wholly-owned subsidiaries of the Company. We have neither engaged in any operations nor generated any revenues from operations from inception through the end of the period covered by this report. All activity from inception through the end of the period covered by this report related to our Registration Statement on Form S-4 (No. 333-186210),  originally filed with the SEC on January 25, 2013, which was declared effective on March 15, 2013.

Off-Balance Sheet Arrangements

For the period covered by this report, we did not enter into any off-balance sheet financing arrangements and did not establish any special purpose entities. For the period covered by this report, we did not guarantee any debt or commitments of other entities or enter into any options on non-financial assets.

Contractual Obligations

For the period covered by this report, we did not have any long term debt, capital lease obligations, operating lease obligations or purchase obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures at the end of our first fiscal quarter. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against the Company or any members of its management team in their capacity as such. From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors disclosed in the section titled “Risk Factors” in the prospectus contained in our Post-Effective Amendment No. 1.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERE MEDIA GROUP, INC.

DATE:	May 15, 2013	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	May 15, 2013	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Document

* To be filed by amendment.