Form 10-Q
period 2013-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2013-08-14
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of August 10, 2013
Class A common stock, par value $0.0001 per share	12,060,553 shares
Class B common stock, par value $0.0001 per share	33,000,000 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2013

(Unaudited)

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q, including the exhibits attached hereto, may contain certain statements about Hemisphere Media Group, Inc. (the “Company”) that are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control that could cause actual results to differ materially from those those expressed or implied in such forward-looking statements.  Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “expect,” “positioned,” “strategy,” “future,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements.  In addition, these statements are based on a number of assumptions that are subject to change.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements are discussed in “Item 1A — Risk Factors” in this report and under the heading “Risk Factors” and “Forward-Looking Statements” in our Registration Statement on Form S-4, as amended (File No. 333-186210) (the “Registration Statement”) and Post-Effective Amendment No. 1 to the Registration Statement, filed with the SEC, as they may be updated in any future reports filed with the Securities and Exchange Commission (“SEC”). If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A — Risk Factors” in this report and our Registration Statement and Post-Effective Amendment No. 1, those factors include:

•                  the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to the consummation of the mergers described in the Registration Statement (the “Transaction”);

•                  the potential for viewership of our cable networks and broadcast businesses programming to decline;

•                  the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;

•                  the benefits of the combination of WAPA Holdings, LLC (“WAPA”) and Cine Latino, Inc. (“Cinelatino”), including the prospects of the combined businesses;

•                  the ability to realize anticipated growth and growth strategies of the combined company since the completion of the Transaction;

•                  our ability to obtain additional financing in the future;

•                  our ability to successfully manage relationships with customers, distributors and other important relationships;

•                  the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;

•                  changes in technology;

•                  changes in pricing and availability of products and services;

•                  the ability to realize the anticipated benefits of the Transaction, which may be affected by, among other things, competition in the industry in which we operate;

•                  the deterioration of general economic conditions, either nationally or in the local markets in which we operate; and

•                  legislative or regulatory changes that may adversely affect our businesses.

The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All subsequent written and oral forward-looking statements concerning the matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are qualified by these cautionary statements.

The forward-looking statements are based on current expectations about future events and are not guarantees of future performance, and are subject to certain risks, uncertainties and assumptions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations may not be achieved.  We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current Assets
Cash	$81,020,220	$10,084,434
Accounts receivable, net of allowance for doubtful accounts of $206,406 and $179,568, respectively	14,151,304	10,510,978
Due from related parties, net of allowance for doubtful accounts of $376,039 and $0, respectively	1,455,027	—
Programming rights	5,857,196	4,403,029
Deferred taxes	6,149,075	3,049,047
Prepaid expenses and other current assets	5,335,864	1,362,002
Total current assets	113,968,686	29,409,490

Programming Rights	7,823,078	2,664,100
Property and Equipment, net	25,604,327	26,861,359
Deferred Taxes	4,822,984	863,252
Broadcast License	41,355,700	41,355,700
Goodwill	124,803,456	10,982,586
Other Intangibles, net	24,416,071	1,677,500
Other Assets	2,712,432	2,043,703
Total Assets	$345,506,734	$115,857,690

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$3,881,108	$912,007
Accrued expenses	8,961,866	12,042,165
Programming rights payable	4,751,730	3,207,719
Current portion of long-term debt	9,761,102	4,608,000
Total current liabilities	27,355,806	20,769,891

Programming Rights Payable	1,455,563	926,984
Long-Term Debt, net of current portion	75,548,368	52,404,000
Other Liabilities	2,178,406	2,098,886
Total Liabilities	106,538,143	76,199,761

Commitments and Contingencies

Stockholder’s Equity
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—

Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 11,241,000 and 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,124	—

Class B Common Stock, $0.0001 par value; 33,000,000 shares authorized; 33,000,000 and 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	3,300	—

Additional Paid In Capital	241,316,389	34,608,586
Fair Value of Contingent Consideration	(2,030,333)	—
Treasury Stock, at cost; 65,549 shares	(938,016)	—

Accumulated Earnings	1,392,603	5,837,331
Accumulated Comprehensive Loss	(776,476)	(787,988)
Total Stockholder’s Equity	238,968,591	39,657,929
Total Liabilities and Stockholder’s Equity	$345,506,734	$115,857,690

See Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Revenues	$22,929,281	$17,227,640	$36,424,175	$30,733,059

Operating Expenses:
Cost of revenues	7,671,847	7,439,854	13,527,389	14,023,949
Selling, general and administrative	11,644,388	3,325,613	15,073,633	6,605,990
Depreciation and amortization	1,848,472	921,228	2,859,037	1,822,389
Other expenses	1,380,353	85,613	4,672,388	85,613
Loss (gain) on disposition of assets	43,042	(1,500)	67,577	(50,000)
Total operating expenses	22,588,102	11,770,808	36,200,024	22,487,941

Operating income	341,179	5,456,832	224,151	8,245,118

Other Expenses:
Interest expense, net	(1,154,775)	(771,009)	(1,913,338)	(1,906,404)
Other (expense) income, net	(12,500)	(12,499)	(25,000)	8,060
	(1,167,275)	(783,508)	(1,938,338)	(1,898,344)

(Loss) income before income taxes	(826,096)	4,673,324	(1,714,187)	6,346,774

Income tax (expense) benefit	(357,011)	(2,022,287)	6,136	(2,822,544)

Net (loss) income	$(1,183,107)	$2,651,037	$(1,708,051)	$3,524,230

(Loss) earnings per share:
Basic	$(0.03)	$2,651,037	$(0.08)	$3,524,230
Diluted	$(0.03)	$2,651,037	$(0.08)	$3,524,230

Weighted average shares outstanding:
Basic	40,710,542	1	20,467,732	1
Diluted	40,710,542	1	20,467,732	1

See Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income:	$(1,183,107)	$2,651,037	$(1,708,051)	$3,524,230
Other comprehensive income:
Net unrealized gain on interest rate swap agreement	38,434	—	38,434	—
Comprehensive (loss) income	$(1,144,673)	$2,651,037	$(1,669,617)	$3,524,230

See Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholder’s Equity

Six Months Ended June 30, 2013

(unaudited)

		Class A	Class B	Class A	Additional	Accumulated	Accumulated
	Preferred	Common	Common	Treasury	Paid In	Earnings	Comprehensive
	Stock	Stock	Stock	Stock	Capital	(Deficit)	(Loss) Income	Total

Balance as of December 31, 2012	$—	$—	$—	—	$34,608,586	$5,837,331	$(787,988)	$39,657,929
Consummation of the Transaction (April 4, 2013)	—	1,099	3,300	—	201,388,964	(2,736,677)	(26,922)	198,629,764
Net loss	—	—	—	—	—	(1,708,051)	—	(1,708,051)
Comprehensive income	—	—	—	—	—	—	38,434	38,434
Issuance of Restricted Stock	—	25	—	—	2,030,000	—	—	2,030,025
Excess of tax benefits related to the issuance of restricted stock	—	—	—	—	182,000			182,000
Stock-based compensation	—	—	—	—	1,076,506	—	—	1,076,506
Repurchases of Class A Common Stock	—	—	—	(938,016)	—	—	—	(938,016)

Balance as of June 30, 2013	$—	$1,124	$3,300	$(938,016)	$239,286,056	$1,392,603	$(776,476)	$238,968,591

See Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
Reconciliation of Net (Loss) Income to Net Cash Used In
Operating Activities:
Net (loss) income	$(1,708,051)	$3,524,230
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,859,037	1,822,389
Program amortization	4,364,607	3,574,031
Amortization of deferred financing costs	437,523	438,109
Stock-based compensation	3,106,531	—
Provision for bad debts	61,497	60,000
Loss (gain) on disposition of assets	67,577	(50,000)
Deferred tax (expense) benefit	(698,967)	1,037,516
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	350,768	454,495
Due from related parties	(913,403)	—
Programming rights	(6,518,201)	(6,738,826)
Prepaid expenses and other current assets	(1,589,738)	(3,063,669)
Increase (decrease) in:
Accounts payable	2,877,064	509,552
Accrued expenses	(8,372,821)	(3,232,976)
Programming rights payable	1,575,162	2,345,041
Income tax payable	(2,055,332)	102,000
Other liabilities	79,520	(41,435)
Net cash (used in) provided by operating activities	(6,077,227)	740,457

Cash Flows From Investing Activities
Transaction proceeds, net	82,437,465	—
Proceeds from sale of assets	—	50,000
Capital expenditures	(686,739)	(2,269,799)
Net cash provided by (used in) investing activities	81,750,726	(2,219,799)

Cash Flows From Financing Activities
Repayments of long-term debt	(3,799,697)	(4,038,000)
Purchase of treasury stock	(938,016)	—
Net cash used in financing activities	(4,737,713)	(4,038,000)

Net increasse (decrease) in cash	70,935,786	(5,517,342)
Cash:
Beginning	10,084,434	10,182,539
Ending	$81,020,220	$4,665,197

(Continued)

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental Dislcosures of Cash Flow Information
Cash payments for:
Interest	$1,984,525	$1,547,280
Income taxes	$2,276,752	$3,046,236

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

Nature of business:  The accompanying consolidated financial statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA”), and Azteca Acquisition Corporation (“Azteca”).  While Hemisphere was formed on January 16, 2013 for purposes of effecting the Transaction, the Transaction had been consummated on April 4, 2013.  In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our consolidated financial statements.

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

•                  WAPA Holdings, LLC (“WAPA”)—this company was organized under the laws of the State of Delaware and is a holding company that owns 100% interest of Español and WAPA America (see below). WAPA has no operations or assets other than the investments in Español and WAPA America.

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

•                  Azteca Acquisition Corporation (“Azteca”)— Dormant subsidiary; Azteca was initially formed as a blank check company in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock, reorganization or similar business combination with one or more businesses. Azteca, a special purpose acquisition vehicle, delivered the proceeds of a trust account raised in its 2011 initial public offering to Hemisphere in the merger. Following the consummation of the merger, Azteca has had no operations and does not currently engage in any business activities generating revenues.

Cinelatino has certain agreements with MVS Multivision Digital S. de R.L. de C.V. and its affiliates (collectively “MVS”), a Mexican media and television conglomerate, which have directors and stockholders in common with the Company, as discussed in Note 3.

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results for the three month and six month periods ended, June 30, 2013 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2013.  As further described in Note 2, WAPA is the accounting acquirer and predecessor, whose historical results are the historical results of Hemisphere.  The operating results presented for the three month period ended June 30, 2013 reflect the operating results of the businesses acquired in the Transaction.

Net (Loss) Earnings per Common Share:  Basic (loss) earnings per share (“EPS”) are computed by dividing income attributable to common stockholders by the number of weighted-average outstanding shares of common stock.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Numerator for (loss) earnings per common share calculation:
Net (loss) income:	$(1,183,107)	$2,651,037	$(1,708,051)	$3,524,230

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	40,710,542	1	20,467,732	1
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Weighted-average common shares, diluted	40,710,542	1	20,467,732	1

The Company applies the treasury stock method to measure the dilutive effect of its outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 0.3 million a shares of common stock for the three and six months ended June 30, 2013 and June 30, 2012, respectively, were excluded from the computation of diluted (loss) income per common share for this period because their effect would have been anti-dilutive. The net (loss) income per share amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

A summary of the Company’s significant accounting policies follows:

Stock based compensation:  The Company has given equity linked incentives to certain employees. The Company accounts for equity linked incentives in accordance with Accounting Standards Codification (“ASC”) 718 “Stock Compensation”. The Company measures compensation cost for equity settled awards at fair value on the date of grant and recognizes compensation cost in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. Compensation cost is determined by using option pricing models.

Recent accounting pronouncements:  In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance that is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether a quantitative impairment test is necessary. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company adopted this guidance effective January 1, 2013, and the adoption did not have a material effect on the Company’s consolidated financial position, results of operation and cash flows.

In February 2013, the FASB issued guidance related to reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.  The Company adopted this guidance effective January 1, 2013, and the adoption did not have a material effect on the Company’s consolidated financial position, results of operation and cash flows.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheets date, and the reported revenues and expenses for the years then ended. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Note 2. Business Combination

On April 4, 2013, the merger by and among Cinelatino, WAPA and Azteca providing for the combination of Cinelatino, WAPA and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the “Transaction”) was consummated.

The Transaction was accounted for by applying the acquisition method, which requires the determination of the accounting acquirer, the acquisition date, the fair value of the purchase consideration to be transferred, the fair value of assets and liabilities of the acquiree and the measurement of goodwill. ASC Topic 805-10, “Business Combinations—Overall” (“ASC 805-10”) provides that in identifying the acquiring entity in a business combination effected primarily through an exchange of equity interests, the acquirer is usually the entity that issues equity interests but all pertinent facts and circumstances must be considered in determining the acquirer. Other pertinent facts and circumstances to consider include the relative voting rights of the shareholders of the constituent companies in the combined entity, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of equity interests in the Transaction, including payment of any premium. Although Hemisphere issued the equity interests in the Transaction, since it is a new entity formed solely to issue these equity interests to effect the Transaction it would not be considered the acquirer and one of the combining entities that existed before the transaction must be identified as the acquirer. Based on the following, WAPA is the accounting acquirer and predecessor, whose historical results are the results of Hemisphere:

i.	WAPA shareholders obtained approximately 46.4% of the post-Transaction common shares of stock and 59.9% of the voting rights in the combined entities;
ii.

WAPA, through its parent company, InterMedia Partners VII, L.P. (“InterMedia Partners”), has the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, as they represent five of the nine directors on the combined entity board of directors, including the Chief Executive Officer; and

iii.	WAPA’s historical revenues represent approximately 69.0% of the total revenues of the combined entities.

As WAPA is the accounting acquirer (and legal acquiree), the Transaction is considered to be a reverse acquisition. Since WAPA issued no consideration in the Transaction, unless the fair value of accounting acquirees’ equity interests are more reliably measurable, the fair value of the consideration transferred by WAPA would be based on the number of shares WAPA would have had to issue to give owners of the other entities in the transaction the same percentage ownership in the combined entities that results from the Transaction. In this situation, since Azteca’s shares were publicly traded and they are one of the combining entities in this Transaction, the fair value of those shares are considered to be more reliably measurable than the fair value of WAPA’s shares and therefore were used to determine the fair value of the consideration transferred for the acquisition of Cinelatino, which is the other operating entity involved in this Transaction.

Total consideration transferred by WAPA (accounting acquirer) to Cinelatino (accounting acquiree) was $129,423,943 based on: (i) cash consideration of $3.8 million (funded from cash on hand), plus (ii) 12,567,538 shares with a value of $10.25 per share based on the Company’s opening share price on the date following the consummation of the Transaction for each share of the Company’s common stock to be received by Cinelatino stockholders in the Transaction, (iii) less $3.2 million, which represents the difference between the value of 1,142,504 shares of Hemisphere Class B common stock that are subject to forfeiture in the event the market price of Hemisphere Class A common stock does not meet certain levels and the estimated fair value of these shares using a Monte Carlo simulation model (571,252 shares with value of $1.2 million have vested and are no longer subject to forfeiture as of June 30, 2013). Significant assumptions utilized in the model include:

•                  Stock Price: $10.25

•                  Volatility: 32.5%

•                  Risk-Free Rate: 0.69%

The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the acquisition of Cinelatino:

Cash	$12,865,242
Accounts receivable, net	4,052,590
Programming rights	4,459,550
Prepaid expenses and other current assets	939,945
Property and equipment, net	21,415
Other assets	7,566,867
Intangible asset - affiliate agreements	23,700,000
Current liabilities	(6,271,770)
Long-term debt	(32,097,167)
Fair value of identifiable net assets acquired	15,236,672
Goodwill	114,187,271
Total	$129,423,943

The amount allocated to definite-lived intangible assets represents the estimated fair values of Cinelatino’s affiliate agreements of $23.7 million, which have been valued using a discounted cash flow based on management’s current estimates utilizing a 10% discount rate subject to finalization.  These intangible assets will amortized over the estimated remaining useful lives of approximately 7 years.

Goodwill of $114.2 million is the excess of the net consideration paid over the fair value of the identifiable net assets acquired, and primarily represents the benefits the Company expects to realize from the acquisition.  The goodwill associated with the transaction is not deductible for tax purposes.

The number of shares of stock of the Company issued and outstanding immediately following the consummation of the Transaction is summarized as follows:

Number of Shares

Azteca public shares outstanding prior to the Transaction	10,000,000
Azteca founder shares (1)	2,500,000
Total Azteca shares outstanding prior to the Transaction	12,500,000
Less: shareholders of Azteca public shares redeemded	(1,258,900)
Less: Azteca founder shares cancelled	(250,000)
Shares issued to WAPA member (2)	20,432,462
Shares issued to Cinelatino stockholders (3)	12,567,538
Total shares outstanding at closing, April 4, 2013	43,991,100

(1)         Includes 985,294 shares of Hemisphere Class A common stock which are subject to forfeiture in the event the market price of Hemisphere Class A common stock does not meet certain levels.

(2)         Includes 1,857,496 shares of Hemisphere Class B common stock, which were issued in the Transaction by Hemisphere that are subject to forfeiture in the event the market price of Hemisphere Class A common stock does not meet certain levels.

(3)         Includes 1,142,504 shares of Hemisphere Class B common stock, which were issued in the Transaction by Hemisphere that are subject to forfeiture in the event the market price of Hemisphere Class A common stock does not meet certain levels.

The cash flows related to the Transaction are summarized as follows:

	Amount

Cash in trust at Azteca	$100,520,532
Cash on hand at Cinelatino	12,865,242
Less: redemption of Azteca public shares	(12,651,945)
Less: cash consideration paid to Azteca warrantholders	(7,333,334)
Less: cash consideration paid to WAPA member and Cinelatino stockholders	(5,000,000	)(1)
Less: payment of Azteca fees and expenses	(5,963,030)
Net cash received by the Company	$82,437,465

(1)         Includes $3.8 million paid by WAPA to Cinelatino.

Pro Forma Information

The following table sets forth the unaudited pro forma results of operations assuming that the Transaction occurred on January 1, 2012:

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Revenues	$22,929,281	$23,190,839	$42,528,003	$42,471,860

Operating Expenses:
Cost of revenues	7,671,847	8,843,978	14,580,733	16,813,923
Selling, general and administrative	7,844,388	7,686,653	15,856,756	15,329,602
Depreciation and amortization	1,848,472	1,769,156	3,707,205	3,518,246
Loss (gain) on disposition of assets	43,042	(1,500)	67,577	(50,000)
Total operating expenses	17,407,749	18,298,287	34,212,271	35,611,771

Operating income	$5,521,532	$4,892,552	$8,315,732	$6,860,089

The unaudited pro forma results of operations for all periods set forth above includes the operating results of Cinelatino, stock-based compensation, corporate overhead and public company costs and amortization of intangibles created as a result of the Transaction and excludes all transaction related fees and expenses  and non-recurring expenses. Selling, general and administrative expenses for the three and six months ended June 30, 2012 were reduced as a result of the termination of a certain agreement with MVS that was terminated in connection with the Transaction.

Note 3. Related Party Transactions

The Company has various agreements with MVS as follows:

•                  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). The annual fee for the services was reduced during 2012, and provides for an annual fee going forward of $2,136,000. Total expenses incurred were $534,003 for the three and six months ended June 30, 2013, and are included in cost of revenues.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $903,414 for the three and six months ended June 30, 2013.

•                  A six-year affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $446,202 for the three and six months ended June 30, 2013.

•                  A distribution agreement that gave MVS the exclusive right to negotiate the terms of the distribution, sub-distribution and exhibition of Cinelatino throughout the United States of America.  The agreement stipulated a distribution fee of 13.5% of the revenue received from all multiple system operators.  Upon consummation of the Transaction on April 4, 2013, the agreement was terminated effective January 1, 2013.  In consideration for such termination, the Company made a cash payment to MVS in an amount equal to $3,800,000, which is reflected in selling, general and administrative expenses.

Amounts due from MVS pursuant to the agreements noted above, net of an allowance for doubtful accounts, amounted to $2,265,292 and $0 as of June 30, 2013 and December 31, 2012, respectively, and are remitted monthly.  Amounts due to MVS pursuant to the agreements noted above amounted to $744,795 and $0 as of June 30, 2013 and December 31, 2012, respectively, and are remitted monthly.

The Company entered into a three-year consulting agreement effective April 9, 2013 with James M. McNamara, a member of the Company’s Board of Directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Prior to that, Cinelatino entered into a consulting agreement with an entity owned by James M. McNamara. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $26,667 for the three and six months ended June 30, 2013.  Amounts due to this related party were $25,417 as of June 30, 2013.

Cinelatino entered into programming agreements with an entity owned by James M. McNamara for the distribution of three specific movie titles. As of June 30, 2013 and December 31, 2012, $67,649 and $0, respectively, is included in other assets as prepaid programming related to these agreements. As of June 30, 2013 and December 31, 2012, approximately $137,571 and $0, respectively, is included in programming rights related to these agreements.

In March 2011, WAPA entered into an agreement with InterMedia Partners VII, L.P., to provide management services, including strategic planning, assistance with licensing of programming rights, and participation in distribution negotiations with cable and satellite operators (the “Management Services Fee”). The Management Services Fee is payable so long as no default shall have occurred or would result therefrom. Pursuant to the loan agreement, the payment of the Management Services Fee is expressly subordinate and junior in right of payment and exercise of remedies to the payment in full of the WAPA term loan. Total expenses for management services amounted to $0 and $156,250 for the three months ended June 30, 2013 and 2012, respectively, and $0 and $312,500 for the six months ended June 30, 2013 and 2012, respectively.  Upon consummation of the Transaction on April 4, 2013, this agreement was terminated retroactively to January 1, 2013.

The Company entered into a services agreement effective April 4, 2013 with InterMedia Advisors, LLC (“IMA”), which has officers, directors and stockholders in common with the Company, to provide  services including, without  limitation, office space, operational support and employees acting in a consulting capacity. Prior to that, the Company reimbursed IMA for payments made on the Company’s behalf for similar services. Amounts due to this related party amounted to $40,053 and $57,956 as of June 30, 2013 and December 31, 2012, respectively. Such expenses are included in selling, general and administrative expenses and amounted to $40,053 and $29,908 for the three months ended June 30, 2013 and 2012, respectively, and $40,053 and $69,405 for the six months ended June 30, 2013 and 2012, respectively.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Broadcast licenses	$41,355,700	$41,355,700
Goodwill	124,803,456	10,982,586
Other intangibles	24,416,071	1,677,500
	$190,575,227	$54,015,786

A summary of changes in the Company’s goodwill and other indefinite lived intangible assets, on a net basis, for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	Net Balance at			Net Balance at
	December 31, 2012	Additions	Impairment	June 30, 2013
Broadcast licenses	$41,355,700	$—	$—	$41,355,700
Goodwill	10,982,586	113,820,870	—	124,803,456
Other Intangibles	700,000	—	—	700,000
Total indefinite lived intangibles	$53,038,286	$113,820,870	$—	$166,859,156

	Net Balance at			Net Balance at
	December 31, 2011	Additions	Impairment	December 31, 2012
Broadcast licenses	$41,355,700	$—	$—	$41,355,700
Goodwill	10,982,586	—	—	10,982,586
Other Intangibles	700,000	—	—	700,000
Total indefinite lived intangibles	$53,038,286	$—	$—	$53,038,286

As of June 30, 2013 and December 31, 2012, the Company has the following net amounts related to other amortizable intangible assets:

	Amortization	June 30,	December 31,
	Term (Years)	2013	2012
Affiliate relationships	7 - 10	$23,716,071	$977,500

The aggregate amortization expense of the Company’s amortizable intangible assets were $903,929 and $57,500 for the three months ended June 30, 2013 and 2012, respectively, and $961,429 and $115,000 for the six months ended June 30, 2013 and 2012,  respectively. The weighted average remaining amortization period is 3.4 years as of June 30, 2013.

Future estimated amortization expense is as follows:

Year Ending
December 31,
Remainder of 2013	$1,807,857
2014	3,615,714
2015	3,615,714
2016	3,615,714
2017	3,443,214
2018	3,385,714
2019	3,385,714
2020	846,429
$23,716,071

Note 5. Income Taxes

For the three and six months ended June 30, 2013 and 2012, the Company’s income tax expense and effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax expense (benefit)	$357,011	$2,022,287	$(6,136)	$2,822,544
Effective income tax rate	102.7%	44.2%	102.7%	44.2%

For the three and six months ended June 30, 2013, the Company’s statutory Federal income tax rate of 34.0% increased to the effective income tax rate of 102.7% as a result of an increase in the tax rate in Puerto Rico from 30% to 39% that will not generate offsetting U.S. income tax credits, the loss of a deferred tax asset as a result of the increase in the tax rate in Puerto Rico, permanent differences as a result of costs related the Transaction, and statutory taxes.  For the three and six months ended June 30, 2012, the Company’s statutory Federal income tax rate of 34.0% increased to the effective income tax rate of 44.2% as a result of increases in taxes in Puerto Rico that will not generate offsetting U.S. tax credits and permanent differences for meals and entertainment, respectively.

Note 6. Long-Term Debt

Long-term debt as of June 30, 2013 and December 31, 2012 consists of the following:

	June 30,	December 31,
	2013	2012
Senior Notes due March 2016	$54,789,000	$57,012,000
Senior Notes due June 2017	30,520,470	—
Less: current portion	(9,761,102)	(4,608,000)
	$75,548,368	$52,404,000

Senior Notes due March 2016: On March 31, 2011, InterMedia Español, Inc. and Televicentro of Puerto Rico, LLC, collectively known in this note as the “Borrowers”, entered into a loan agreement that included a $66,000,000 term loan and a $10,000,000 revolving credit line with a maturity of March 31, 2016. The loan is guaranteed by WAPA Holdings, LLC, the direct holding company of InterMedia Español, Inc. and Televicentro of Puerto Rico, LLC, and its wholly-owned subsidiaries other than the Borrowers and secured by a first-priority perfected lien on all capital stock of and equity interests in each of the Borrowers and all other property and assets (tangible and intangible) of the Borrowers, whenever acquired and wherever located, subject to certain exceptions. The proceeds from the term loan were used to pay off in full a pre-existing loan, to finance a distribution to the WAPA member, and to, pay fees and expenses associated with the financing.

The loan bears interest at LIBOR rate plus an applicable LIBOR rate margin, or at a base rate plus an applicable base rate margin both as amended from time to time based upon the consolidated leverage ratio for the last day of the most recent fiscal quarter, which as of June 30, 2013 was 3.69%. Amounts outstanding under the term loan due as of June 30, 2013 and December 31, 2012 were $54,789,000 and $57,012,000, respectively.

The term loan principal payments shall be payable on quarterly due dates commencing July 15, 2011 and a final installment on March 31, 2016.

In addition, pursuant to the terms of the loan, within 130 days after the end of each fiscal year, the Borrowers shall make a prepayment of the loan principal in an amount equal to 50% of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25% at a lower leverage ratio for the Borrowers.

There is an annual commitment fee of 0.75%, paid quarterly, on the revolving credit line for the unfunded amounts calculated daily as the amount by which the aggregate revolving credit line limit exceeds the aggregate outstanding unpaid principal amount. The commitment fees were approximately $18,493 and $18,904 for the three months ended June 30, 2013 and 2012, respectively, and $37,192 and $37,603 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, there were no outstanding balances due under the revolving credit commitment.

The credit facilities require that the Borrowers maintain certain financial ratios and restrict certain expenditures. As of June 30, 2013, the Borrowers were in compliance with all the loan covenants.

On April 13, 2011, WAPA entered into a two-year interest rate swap agreement with an initial notional amount of $33,000,000 to receive interest at a variable rate equal to three (3) months LIBOR and to pay interest at a fixed rate of 1.143%. The interest rate swap agreement expired on April 15, 2013. As of June 30, 2013 and December 31, 2012, this interest rate swap agreement had a fair value of $0 and $122,032, respectively, and is recognized in other accrued expenses on the consolidated balance sheets. The Company recognized additional financing income of $61,230 and $43,140 for the three months ended June 30, 2013 and 2012, respectively, and $122,032 and $33,059 for the six months ended June 30, 2013 and 2012, respectively, related to the change in the fair value of the interest rate swap agreement, which is included in interest expense, net on the consolidated statements of operations.

Senior Notes due June 2017: During 2011, Cinelatino amended its credit facility with a financial institution and maximum borrowings were increased to $40,000,000. The loan is collateralized by the Cinelatino’s assets and common stock, which the stockholder has pledged, and is guaranteed by the Company’s subsidiary. Principal and interest payments are due quarterly with interest at LIBOR plus 4% (4.27% as of June 30, 2013) through June 2017, at which time a balloon payment of the remaining principal is due. Amounts outstanding under the term loan due as of June 30, 2013 and December 31, 2012 were $30,520,470 and $0, respectively.

Pursuant to the terms of the term loan agreement, within 95 days after the end of each fiscal year, the Company must make a prepayment of the loan principal. The prepayment is an amount equal to 50% of the excess cash flow of the most recently completed fiscal year, if the leverage ratio, as calculated as of the last day of such fiscal year, is 2.5 to 1.00 or greater, or 25% of such excess cash flow if the leverage ratio as of the last day of such fiscal year is less than 2.50 to 1.00. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes, and capital expenditures, and adjusted for the change in working capital.

The credit facilities require that the Cinelatino maintain certain financial ratios. As of June 30, 2013, Cinelatino was in compliance with all the loan covenants.

Following are maturities of long-term debt, as of June 30, 2013:

Year Ending
December 31,
Remainder of 2013	$4,225,051
2014	12,128,102
2015	15,688,127
2016	38,388,152
2017	14,880,038
$85,309,470

Note 7. Stockholder’s Equity

Capitalization

On April 4, 2013, the merger by and among Cinelatino, WAPA and Azteca providing for the combination of Cinelatino, WAPA and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the “Transaction”) was consummated.

In connection with the Transaction (i) the holders of Cinelatino common stock and the holder of membership interests in WAPA (the “Cinelatino/WAPA Investors”) surrendered their respective interests and received an aggregate of 33,000,000 shares of Hemisphere Class B common stock, par value $0.0001 (“Class B common stock”), a cash payment equal to an aggregate of $5.0 million, and purchased 2,333,334 warrants from Azteca founders to purchase Hemisphere Class A common stock, par value $0.0001

(such warrants, “Warrants” and such stock, “Class A common stock”); (ii) each share of Azteca common stock was automatically converted into one share of Class A common stock; (iii) each Amended Azteca Warrant, as defined below, was automatically converted into an equal number of Warrants; and (iv) immediately prior to the consummation of the Transaction,  Azteca Acquisition Holdings, LLC and certain existing shareholders of Azteca contributed 250,000 shares of Azteca common stock to Azteca for cancellation and agreed to subject an additional 250,000 shares of Class A common stock to certain forfeiture provisions (in addition to 735,294 shares of Class A common stock already subject to forfeiture under pre-existing agreements) if the market price of shares of Hemisphere Class A common stock does not reach certain levels.  Following the consummation of the Transaction, there were 10,991,100 shares of Class A stock outstanding and 33,000,000 shares of Hemisphere Class B stock outstanding.

From time to time the Company has issued Class A common stock to certain members of management and board of directors as equity compensation, subject to time and performance vesting conditions, as discussed below.

Voting

Class B common stock votes on a 10 to 1 basis with the Class A common stock, which means that each share of Class B common stock will have 10 votes and each share of Class A common stock will have 1 vote.

Equity Incentive Plans

An aggregate of 4,000,000 shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”).  During the six months ended June 30, 2013, 1,135,002 shares of restricted Class A common stock and 1,575,000 options to purchase shares of Class A common stock were awarded under the Plan.  As of June 30, 2013, 1,355,547 shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance).  The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023.  The Company’s board of directors (“Board”) administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things:  (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company’s event-based restricted stock awards and option awards generally vest either upon the Company’s Class A common stock attaining a $12.50 or $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days, subject to the grantee’s continued employment or service with the Company.  Other event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company’s 2014 annual shareholder meeting.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock amounted was $3,106,531 for the three and six months ended June 30, 2013.  As of June 30, 2013, there was $5.5 million and $8.0 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 2.0 years and 1.3 years, respectively.

Stock Options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model for time-based options and the Monte Carlo simulation model for event-based options.  The expected term of options granted is derived using the simplified method under ASC 718-10-S99-1/SEC Topic 14.D for “plain vanilla” options and the Monte Carlo simulation for event-based options.  Expected volatility is based on the historical volatility of the Company’s competitors given its lack of trading history. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has estimated forfeitures of 1.5% and has assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

	Six Months
	Ended June 30,
Black-Scholes Option Valuation Assumptions	2013	2012

Risk-free interest rates	0.93% - 1.02%	—
Dividend yield	—	—
Volatility	32.5%	—
Weighted-average expected term (years)	6	—

	Six Months
	Ended June 30,
Monte Carlo Option Valuation Assumptions	2013	2012

Risk-free interest rate	1.78%	—
Dividend yield	—	—
Volatility	32.5%	—
Weighted-average expected term (years)	5.3 - 6	—

The weighted average granted date fair value of options granted for the six months ended June 30, 2013 was $3.83 per option. The time-vesting option grants vest over a period of three years. The following table summarizes stock option activity for the six months ended June 30, 2013:

			Weighted-
		Weighted-	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value

Outstanding at January 1, 2013:	—	$—	—	$—
Granted	1,575,000	11.19	10.0	4,375,000
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2013:	1,575,000	$11.19	10.0	$4,375,000
Vested at June 30, 2013	275,000	$10.20	10.0	$962,500
Exercisable at June 30, 2013	275,000	$10.20	10.0	$962,500

Upon the exercise of stock options, the Company will issue new shares of its Class A common stock.  As of June 30, 2013, 300,000 options issued are unvested, event-based options.

Restricted Stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation.

	Six Months
	Ended June 30,
Monte Carlo Restricted Stock Valuation Assumptions	2013	2012

Risk-free interest rate	1.78%	—
Dividend yield	—	—
Volatility	32.5%	—
Weighted-average expected term (years)	0.8 - 1.4	—

The following table summarizes restricted share activity for the six months ended June 30, 2013:

		Weighted-
		average	Aggregate
	Number	grant date	intrinsic
	of shares	fair value	value

Outstanding at January 1, 2013:	—	$—	$—
Granted	1,135,002	9.53	4,814,250
Vested	(250,000)	8.12	(1,395,000)
Forfeited	—	—	—
Outstanding at June 30, 2013:	885,002	$9.92	$3,419,250

As of June 30, 2013, 150,000 shares of restricted stock issued are unvested, event-based shares.

Note 8. Contingencies

The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 9. Commitments

The Company has entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $51,547 and $42,503 for the three months ended June 30, 2013 and 2012, respectively, and $102,972 and $72,774 for the six months ended June 30, 2013 and 2012, respectively.

The Company has certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments are as follows:

Year Ending	Operating	Other
December 31,	Leases	Commitments	Total
Remainder of 2013	$141,699	$3,639,006	$3,780,705
2014	92,850	3,022,163	3,115,013
2015	64,941	578,507	643,448
2016	7,274	78,578	85,852
Total	$306,764	$7,318,254	$7,625,018

Note 10. Multiemployer Pension

The unionized employees at WAPA PR are covered by the Newspaper Guild International Pension Plan (the “Plan” or “TNGIPP”), a multiemployer pension plan with a plan year end of December 31, that provides defined benefits to certain employees covered by two collective bargaining agreements (each, a “CBA”), which expire on July 23, 2015 and June 27, 2016, respectively.  The cost of this pension plan is determined in accordance with the provisions of the CBA.

The Company has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices (“Notices”) and a Rehabilitation Plan, as defined by the Pension Protection Act of 2006 (“PPA”), from the Plan.  The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the PPA, and that a plan of rehabilitation (“Rehabilitation Plan”) was adopted by the Trustees of the Plan (“Trustees”) on May 1, 2010.  On May 29, 2010, the Trustees sent the Company a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as “adjustable benefits.”  In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and the Company), agreed to one of the “schedules” of changes as set forth under the Rehabilitation Plan.  The Company elected the “preferred schedule” and executed a Memorandum of Agreement, effective May 27, 2010 (the “MOA”) and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3.0% beginning on January 1, 2015.

The surcharges and effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on the Company’s results of operations.  However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on the Company to contribute to any plan underfunding may be material.  In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

The Company could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to the unfunded vested benefits of the Plan, in the event the Company withdrew from the plan during the five-year period beginning on the effective date of the MOA.  The withdrawal liability (which could be material) in the event of the foregoing, would equal the total lump sum of contributions that the Company would have been obligated to pay the Plan through the date of withdrawal, under the “default schedule” of the Rehabilitation Plan (5% surcharge in the initial year and 10% for each successive year thereafter the plan is in critical status), less any contributions actually paid by the WAPA PR to the Plan under the “preferred schedule”.  Under current law regarding multiemployer defined benefit plans, a plan’s termination, WAPA PR’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require us to make payments to the plan for the Company’s proportionate share of the multiemployer plan’s unfunded vested liabilities.  WAPA PR’s contributions to the Plan for the year ended December 31, 2011 were less than 5% of total contributions made to the Plan.

Further information about the Plan is presented in the table below:

				WAPA PR’s Contributions			Expiration Date of
Pension		Pension Protection Act Zone Status	Funding Improvement Plan/Rehabilitation Plan	Three months ended June 30,	Six months ended June	Surcharge	Collective Bargaining
Fund	EIN	2012	Status	2013	30, 2013	Imposed	Agreements
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$32,611	$62,843	Yes	July 23, 2015 June 27, 2016

Note 11. Subsequent Events

On July 2, 2013, WAPA PR entered into a new CBA with the Newspaper Guild International, covering the news department assistant producers only.

On July 30, 2013 certain of the Company’s subsidiaries entered into a credit agreement providing for a $175 million senior secured term loan B facility (the “Term Loan Facility”) which matures on July 30, 2020. The Term Loan Facility also provides an uncommitted accordion option (the “Incremental Facility”) allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $20 million plus (ii) an additional amount up to 4.0x 1st lien net leverage. Pricing on the Term Loan Facility was set at LIBOR plus 500 basis points (with a LIBOR floor of 1.25%) and 1.0% of original issue discount. After repayment of all outstanding debt obligations at the Company’s subsidiaries and payment of fees and expenses, net cash proceeds are expected to be approximately $85 million. The Company is currently evaluating the impact of the transaction related fees in accordance with ASC 470-50 “Debt — Modifications and Extinguishments”. The Company will use these proceeds for general corporate purposes, including potential acquisitions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes Hemisphere Media Group Inc’s (“Hemisphere” or the “Company”) financial condition and operating performance and should be read in conjunction with its historical consolidated financial statements and notes thereto included above.

OVERVIEW

Hemisphere Media Group is the parent holding company of WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA”), Cine Latino, Inc. (“Cinelatino”), and Azteca Acquisition Corporation (“Azteca”).  While Hemisphere was formed on January 16, 2013 for purposes of effecting the Transaction, the Transaction was consummated on April 4, 2013.

WAPA consists of the leading broadcast television network (“WAPA PR”) and content producer in Puerto Rico, and a unique Spanish-language cable television network programmed with news and entertainment programs (produced and supplied, in its majority, by WAPA PR)  (“WAPA America”) serving Hispanics in the United States. WAPA also operates a sports television network (“WAPA 2 Deportes”) and a news and entertainment website (“WAPA.TV”) in Puerto Rico.

The two predominant sources of revenue for WAPA are advertising revenues and retransmission/subscription fees. WAPA PR primarily derives its revenue from advertising. WAPA America primarily derives its revenue from subscription fees. Advertising revenue is generated from the sale of advertising time on WAPA PR, WAPA 2 Deportes, WAPA America and on WAPA.TV. WAPA’s advertising revenue tends to reflect seasonal patterns of its advertisers’ demand, which is generally greatest during the 4th quarter of each year, driven by the holiday buying season. Puerto Rico’s political election cycle is every four years and so WAPA benefits from increased advertising sales every four years, including 2012.

WAPA PR has been the #1-rated broadcast television network in Puerto Rico for the last four years, and has maintained its leadership position as the #1-rated network thus far in 2013. WAPA PR is Puerto Rico’s news leader and the largest local producer of entertainment programming, producing over 65 hours in the aggregate each week in its state-of-the art production facility in Puerto Rico. WAPA PR continuously reviews the quality of its programming and develops new programming to ensure it can generate the highest ratings as estimated by Nielsen. The continued growth of WAPA PR’s advertising revenue will, to a certain extent, be dependent on the growth of WAPA PR’s audience, as well as the general health of the advertising marketplace.

WAPA America occupies a valuable and unique position as one of only a few Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes WAPA America is well-positioned to capture a share of the growing national advertising spend targeted at the highly sought- after U.S. Hispanic cable television audience. Hispanics represent 17% of the total U.S. population and approximately 9% of the total U.S. discretionary consumption, but only 5% of the aggregate media spend targets U.S. Hispanics. As a result of the under-indexing of the media spend targeting U.S. Hispanics, advertisers have been and are expected to continue to increase the portion of their marketing dollars targeted towards U.S. Hispanics. U.S. Hispanic cable network advertising revenue grew at a 17% CAGR from 2006 to 2012, significantly outpacing overall U.S. cable advertising, which grew at 6%. Going forward, advertising on U.S. Hispanic cable networks is expected to grow to $398 million in 2014, representing a CAGR of 13%, presenting a significant and growing opportunity for WAPA America.

WAPA also benefits from retransmission and subscriber revenue earned by WAPA PR and WAPA America, respectively, which are fees received from cable, satellite and telecommunications operators, for the right to distribute WAPA PR and WAPA America, pursuant to multi-year agreements.

WAPA PR is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees at a very robust rate. As the #1-rated broadcast television network in Puerto Rico and having grown its ratings and audience share each of the last three years, management believes WAPA PR is highly valued by its viewers and distributors. In fact, WAPA PR’s ratings are so strong that its primetime household rating is nearly equal to the aggregate ratings of the four major national broadcast networks in the U.S. (ABC, CBS, NBC and Fox). The four major U.S. networks have experienced significant growth in retransmission fees received by U.S. distributors. Accordingly, management believes WAPA PR is well positioned for future growth in retransmission fees.

WAPA America is distributed by all major pay-TV distributors in the U.S. and has been successfully growing subscriber fees at a robust rate. Management expects WAPA America to benefit from significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. As of the 2012 U.S. Census, 53 million Hispanics resided in the United States, which represents an increase of 18 million people, or 50%, between 2000 and 2012, and is expected to grow to 64 million by 2020. Similarly, Hispanic television households are projected to grow from 14.1 million in 2012 to 15.4 million in 2014, an increase of 9% or 1.3 million new Hispanic television households. In an effort to capitalize on the strong growth of the U.S. Hispanic population and Hispanic television households, pay-TV distributors have been more aggressively marketing Hispanic programming packages. Accordingly, management believes WAPA America, which is carried on Hispanic programming packages, is well positioned to benefit from growth in subscribers.

Cinelatino is the leading Spanish-language cable television movie network, distributed in the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Cinelatino is the #2 Nielsen-rated Spanish-language pay-TV channel in the U.S., driven by the strength of its programming. Cinelatino’s programming is distributed to the U.S. and Latin America via two distinct feeds, which allow it to tailor its programming strategy specifically to each audience.

Cinelatino is currently commercial-free and generates all of its revenue through subscriber fees received from cable, satellite and telecommunications operators distributing the network pursuant to multi-year distribution agreements that provide for monthly subscriber fees. With over 80% of Cinelatino’s 2012 revenues derived from U.S. distributors, management has strategically acquired earlier television exhibition windows for many of its titles for the U.S., thereby enhancing the value of the network and the programming it offers to its rapidly growing target audience.

Management expects Cinelatino to benefit from significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. As of the 2012 U.S. Census, 53 million Hispanics resided in the United States, which represents an increase of 18 million people, or 50%, between 2000 and 2012, and is expected to grow to 64 million by 2020. Similarly, Hispanic television households are projected to grow from 14.1 million in 2012 to 15.4 million in 2014, and increase of 9% or 1.3 million new Hispanic television households. In an effort to capitalize on the strong growth of the U.S. Hispanic population and Hispanic television households, pay-TV distributors have been more aggressively marketing Hispanic programming packages. Accordingly, management believes Cinelatino is well positioned to benefit from growth in subscribers.

Similarly, management expects Cinelatino to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop and rising disposable incomes, as well as investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 39 million in 2012 to 50 million in 2016, representing a 6% compounded annual growth rate. Furthermore, with approximately 8 million subscribers in Latin America, Cinelatino is presently distributed to only 21% of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Cinelatino is a top-rated network and management believes the network’s content has widespread appeal throughout Latin America, and therefore will be able expand distribution throughout the region.

Cinelatino continuously reviews the quality of its programming to ensure that it is maximizing its viewership and giving its subscribers a premium, high-value experience. The continued growth in Cinelatino’s subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunications operators distributing its network, and new system launches, particularly in Latin America.

MVS provides operational and technical services to Cinelatino pursuant to several agreements. Upon consummation of the Transaction, certain of the agreements were amended or terminated to what management believes to be to the benefit of Cinelatino.  As consideration for the terminated agreement, the Company made a one-time payment of $3.8 million to MVS. An agreement which had granted MVS the exclusive right to distribute the service in the U.S was terminated upon consummation of the Transaction. Management believes Hemisphere can assume responsibility for those activities previously provided by MVS, given the resources of WAPA that will be available to it, thus having no impact on Cinelatino’s operations. A similar agreement which had granted MVS the exclusive right to distribute the service throughout Latin America was amended upon consummation of the Transaction so that MVS’s rights will be on a non-exclusive basis, except for distribution agreements currently in effect. Management believes that the amendment to this agreement will not impact Cinelatino’s current distribution, and should enhance Cinelatino’s ability to drive new distribution in Latin America. Also upon consummation of the Transaction, Cinelatino’s affiliation agreement with Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, was extended through August 1, 2017.

Cinelatino is seeking to introduce advertising on its U.S. feed in an effort to further monetize its strong ratings and attractive audience, and to capitalize on the growing Hispanic cable advertising market. Cinelatino’s strong ratings performance offers advertisers an unmatched opportunity to target a rapidly growing demographic with high media consumption patterns.

Azteca, a subsidiary of the Company, was initially formed as a blank check company in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock, reorganization or similar business combination with one or more businesses. Azteca, a special purpose acquisition vehicle, delivered approximately $70 million from a trust account raised in its 2011 initial public offering to Hemisphere in the merger. Following the consummation of the merger, Azteca has had no operations and does not currently engage in any business activities generating revenues.

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2013 and June 30, 2012

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	June 30,		Favorable/	Favorable/	June 30,		Favorable/	Favorable/
(dollars in thousands)	2013	2012	(Unfavorable)	(Unfavorable)	2013	2012	(Unfavorable)	(Unfavorable)

Revenues	$22,929	$17,228	$5,702	33%	$36,424	$30,733	$5,691	19%

Operating Expenses:
Cost of revenues	7,672	7,440	(232)	(3)%	13,527	14,024	497	4%
Selling, general and administrative	11,644	3,326	(8,319)	NM	15,074	6,606	(8,468)	NM
Depreciation and amortization	1,848	921	(927)	NM	2,859	1,822	(1,037)	(57)%
Other expenses	1,380	86	(1,295)	NM	4,672	86	(4,587)	NM
Loss (gain) on disposition of assets	43	(2)	(45)	NM	68	(50)	(118)	NM
Total operating expenses	22,588	11,771	(10,817)	(92)%	36,200	22,488	(13,712)	(61)%

Operating Income	341	5,457	(5,116)	(94)%	224	8,245	(8,021)	(97)%

Other Expenses:
Interest expense, net	(1,155)	(771)	(384)	(50)%	(1,913)	(1,906)	(7)	(0)%
Other (expense) income, net	(13)	(12)	(0)	(0)%	(25)	8	(33)	NM
	(1,167)	(784)	(384)	(49)%	(1,938)	(1,898)	(40)	(2)%

(Loss) income before income taxes	$(826)	$4,673	$(5,499)	(118)%	$(1,714)	$6,347	$(8,061)	(127)%

Income tax (expense) benefit	(357)	(2,022)	1,665	82%	6	(2,823)	2,829	NM

Net (loss) income	$(1,183)	$2,651	$(3,834)	(145)%	$(1,708)	$3,524	$(5,232)	(148)%

NM = not meaningful

Net Revenues

Net revenues increased $5.7 million, or 33%, for the three months ended June 30, 2013, and increased $5.7 million, or 19%, for the six months ended June 30, 2013.  The increases are primarily a result of the inclusion in the current quarter of the net revenues of Cinelatino since the consummation of the Transaction offset in part by the decline in political advertising revenue and the cancellation of one of WAPA’s television programs, SuperXclusivo.  Excluding the acquisition in the 2013 periods and political advertising revenue in the 2012 periods, for the three and six months ended June 30, 2013, net revenues decreased by $0.4 million, or 3%, and $0.2 million, or 1%, primarily due the cancellation of one of WAPA’s television programs, SuperXclusivo, offset in part by growth in retransmission and subscriber fees.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the three and six month period ended June 30, 2013, cost of revenues increased $0.2 million, or 3%, and decreased $0.5 million or 4%, respectively.  The increase during the current quarter was due to the inclusion in the current quarter of Cinelatino in the operating results since the consummation of the Transaction, offset in part by lower programming costs at WAPA due primarily to the cancellation of SuperXclusivo.  The decrease during the six month period was due to lower programming costs at WAPA due primarily to the cancellation of SuperXclusivo, offset in part by the inclusion of Cinelatino in the operating results for part of the period.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, corporate employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses increased $8.3 million and $8.5 million for the three and six months ended June 30, 2013, respectively.  The increase is due primarily to the inclusion in the current quarter of Cinelatino in the operating results since the consummation of the Transaction, and the incurrence of stock based compensation and corporate overhead, along with one-time fees and expenses related to the Transaction, including a one-time charge of $3.8 million in connection with the termination of an agreement with MVS.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense increased $0.9 million and $1.0 million for the three and six months ended June 30, 2013, respectively.  The increases are due primarily to amortization of intangibles identified as a result of the Transaction.

Other Expenses: Other expenses, which include costs related to the Transaction increased $1.3 million and $4.6 million for the three and six months ended June 30, 2013, respectively.  The increases were due primarily to transaction related costs.

Loss on Disposition of Assets: Loss on disposition of assets increased $0.05 million and $0.1 million for the three and six months ended June 30, 2013, respectively.  The increase was due to higher losses on disposals of equipment no longer used in WAPA’s operations.

Other Expenses

For the three and six months ended June 30, 2013, other expenses increased by $0.4 million and $0.04 million, respectively, due to lower term loan balances, offset by higher interest expense as a result of an interest rate swap that became effective in June 2012.

Income Tax Expense

Income tax expense decreased $1.7 million, or 82%, for the three months ended June 30, 2013, and decreased $2.8 million, or 100%, for the six months ended June 30, 2013, due to a 118% and 127% decrease in income before income taxes, respectively.

Net (Loss) Income

Net income decreased $3.8 million, or 145%, for the three months ended June 30, 2013, and decreased $5.2 million, or 148%, for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s principal sources of cash are cash on hand, cash flows from operating activities and its borrowing capacity available under its revolving credit facility. As of June 30, 2013, the Company had $81.0 million of cash on hand and $10.0 million available to borrow under WAPA’s revolving credit facility.

The Company’s primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, interest payments on its outstanding debt and income tax payments.

Management believes cash on hand, cash flow from operations and availability under the credit facility will be sufficient to meet its current contractual financial obligations and to fund anticipated working capital and capital expenditure requirements for existing operations. The Company’s current financial obligations include maturities of debt, operating lease obligations and other commitments from ordinary course of business that require cash payments to vendors and suppliers.

Cash Flows

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
Cash (used in) provided by:
Operating Activities	$(6,077)	$740
Investing Activities	81,751	(2,220)
Financing Activities	(4,738)	(4,038)

Net increase (decrease) in Cash	$70,936	$(5,517)

Comparison for the Six Months Ended June 30, 2013 and June 30, 2012

Operating Activities

Cash used in operating activities is primarily driven by the Company’s net (loss) income, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expenses, deferred taxes and provision for bad debts.

Net cash used by operating activities for the six months ended June 30, 2013 was $6.1 million as compared to a source of cash of $0.7 million in the same period in 2012, due to a $5.2 million decrease in net income and a $4.9 million increase in net working capital, offset in part by a $3.3 million increase in non-cash items. Non-cash items increased primarily as a result of a $3.1 million increase in stock-based compensation, a $1.0 million increase in depreciation and amortization, a $0.8 million increase in programming amortization and a $0.1 million increase in loss on disposition of assets, offset by a $1.7 million decrease in deferred income taxes.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2013, was $81.8 million as compared to net cash use of cash of $2.2 million in the same period in 2012.  The increase is primarily due to net proceeds from the Transaction and due to lower capital expenditures during the period, which were higher in 2012 as a result of the upgrade of WAPA’s television production facilities to high definition.

Financing Activities

For the six months ended June 30, 2013, cash used in financing activities was $4.7 million as compared to $4.0 million in the same period in 2012.  The increase is due to higher excess cash flow payments made by both WAPA and Cinelatino in 2013 as compared to 2012, as a result of higher excess cash flow generation (as defined in the credit agreements of the respective companies) during calendar year 2012 as compared to calendar year 2011 (the excess cash flow payment is due and payable in the subsequent calendar year).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through two term loans at our indirect wholly-owned subsidiaries, WAPA and Cinelatino.

The variable-rate of interest on the WAPA Term Loan exposes us to market risk for changes in interest rates.  Loans thereunder bear interest at rates that vary with changes in prevailing market rates.  With respect to the WAPA Term Loan, we do not speculate on the future direction of interest rates.  As of June 30, 2013, our exposure to changing market rates with respect to the WAPA Term Loan was as follows:

Dollars in millions	June 30, 2013
Variable rate debt	$54.789
Average interest rate	3.69%

As of June 30, 2013 total outstanding balance on the WAPA Term Loan was approximately $54.8 million and the revolving credit facility of $10 million was fully undrawn. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $54.8 million, we would incur an increase in interest expense of approximately $0.5 million per year.  Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year. Historically, WAPA’s risk management policy is to use derivative financial instruments, as appropriate, to manage the interest expense related to the debt with variable interest rates.

Cinelatino is exposed to the impact of changes in interest rates primarily through the unhedged portion of the Cinelatino Term Loan, which is variable-rate debt.  As of June 30, 2013, our exposure to changing market rates with respect to the Cinelatino Term Loan was as follows:

Dollars in millions	June 30, 2013
Unhedged Variable rate debt	$12.520
Average interest rate	4.27%

As of June 30, 2013 total outstanding balance on the Cinelatino Term Loan was approximately $30.5 million.  In the event of an increase in the interest rate of 100 basis points, assuming a principal of $30.5 million, we would incur an increase in interest expense of approximately $0.3 million per year.  Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

We maintain an interest rate risk management strategy with respect to the Cinelatino Term Loan that uses interest rate swap derivative instruments, to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility related to its

LIBOR-based borrowing on the Cinelatino Term Loan.  Cinelatino entered into an interest rate swap agreement which as of June 30, 2013 had outstanding notional amount of $18.0 million.  The interest rate swap agreement converts the variable interest rate of LIBOR on $18.0 million of the Cinelatino Term Loan to a fixed rate of 1.195%. The interest rate swap became effective on June 30, 2012, and matures on July 8, 2013.  The effective portion of the change in fair value of the swap is reported as a component of other comprehensive income and is reclassified into interest expense in the same period or periods during which the hedged transaction affects earnings.  This derivative instruments is being utilized to manage interest rate exposure over the period of the derivative instrument and is designated as highly effective cash flow hedges

We are exposed to credit related losses if the counterparties to our derivative instrument fail to perform their obligations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2013. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against the Company or any members of our management team in their capacity as such.  From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in the section titled “Risk Factors” in the prospectus contained in our registration statement on Form S-1, as amended (File No. 333-186210) (the “Registration Statement”) and our post-effective amendment No. 1 on Form S-1 to the Registration Statement, filed with the SEC on May 3, 2013 (the “Post-Effective Amendment No. 1”) , in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Statement Regarding Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Except as set forth below in this Item 1A, there have been no material changes in our risk factors disclosed in the section titled “Risk Factors” in the prospectus contained in our Registration Statement and our Post-Effective Amendment No. 1.

The success of the Company’s broadcast business and cable business is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.

The value to us of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase.  There can be no assurance that our efforts to enforce our rights and protect our products, services and intellectual property will be successful in preventing content piracy or signal theft. Content piracy and signal theft present a threat to the Company’s revenues.

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, and increased broadband internet speed and penetration have made the unauthorized digital copying and distribution of our programming content easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of the Company’s operations worldwide, despite the Company’s efforts to protect its intellectual property rights. These developments may require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.

With respect to intellectual property developed by the Company and is subsidiaries and rights acquired by the Company and its subsidiaries from others, the Company is subject to the risk of challenges to our copyright, trademark and patent rights by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from the intellectual property that is the subject of challenged rights. The Company is not aware of any challenges to its intellectual property rights that it currently foresees having a material effect on its operations.

The Company, through a subsidiary, could become obligated to pay additional contributions due to the unfunded vested benefits of a multiemployer pension plan.  A future incurrence of withdrawal liability could have a material effect on our results of operations.

The unionized employees at WAPA PR are covered by the Newspaper Guild International Pension Plan (the “Plan”), a multiemployer pension plan (with a plan year end of December 31, that provides defined benefits to certain employees covered by two collective bargaining agreements (each a “CBA”), which expire on July 23, 2015 and June 27, 2016, respectively.  The cost of this pension plan is determined in accordance with the provisions of the CBA.

The Company has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices (“Notices”) and a Rehabilitation Plan, as defined by the Pension Protection Act of 2006 (“PPA”), from the Plan.  The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the PPA, and that a plan of rehabilitation (“Rehabilitation Plan”) was adopted by the Trustees of the Plan (“Trustees”) on May 1, 2010.  On May 29, 2010, the Trustees sent the Company a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as “adjustable benefits.”  In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and the Company), agreed to one of the “schedules” of changes as set forth under the Rehabilitation Plan.  The Company elected the “Preferred Schedule” and executed a Memorandum of Agreement, effective May 27, 2010 (the “MOA”) and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015.

The future cost of the Plan depends on a number of factors, including the funding status of the Plan and the ability of other participating companies to meet ongoing funding obligations. Participating employers in the Plan are jointly responsible for any plan underfunding.  Assets contributed to the Plan are not segregated or otherwise restricted to provide benefits only to the employees of WAPA PR.  While WAPA PR’s pension cost for the Plan is established by the CBA, the Plan may impose increased contribution rates and surcharges based on the funded status of the plan and in accordance with the provisions of the PPA.  Factors that could impact the funded status of the Plan include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

The surcharges and effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on the Company’s results of operations.  However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on the Company to contribute to any plan underfunding may be material.  In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

The Company could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to the unfunded vested benefits of the Plan, in the event the Company withdrew from the plan during the five-year period beginning on the effective date of the MOA.  The withdrawal liability (which could be material) in the event of the foregoing, would equal the total lump sum of contributions that the Company would have been obligated to pay the Plan through the date of withdrawal, under the “default schedule” of the Rehabilitation Plan (5% surcharge in the initial year and 10% for each successive year thereafter the plan is in critical status).  Under current law regarding multiemployer defined benefit plans, a plan’s termination, WAPA PR’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed on January 25, 2013)

3.2	Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed on January 25, 2013)
4.1	Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on April 10, 2013)
10.1	Form of Nonqualified Stock Option Award Agreement
10.2	Form of Restricted Stock Award Agreement
10.3

Employment Agreement, dated April 9, 2013, by and between the Company and Alan J. Sokol (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2013)

10.4

Employment Agreement, dated April 9, 2013, by and between the Company and Craig D. Fischer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2013)

10.5	Consulting Agreement, dated June 20, 2013, by and between the Company and James M. McNamara
10.6

Credit Agreement, dated as of July 30, 2013, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, Deutsche Bank Securities Inc. as joint lead arranger and lead bookrunner, GE Capital Markets, Inc., as joint lead arranger, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, General Electric Capital Corporation, as syndication agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2013)

10.7

Guaranty Agreement, dated as of July 30, 2013, by and among HMTV, LLC, a Delaware limited liability company, Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the subsidiary guarantors from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2013)

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERE MEDIA GROUP, INC.

DATE:	August 14, 2013	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	August 14, 2013	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
3.1

Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated by reference from Exhibit 3.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed on January 25, 2013)

3.2	Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed on January 25, 2013)
4.1	Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on April 10, 2013)
10.1	Form of Nonqualified Stock Option Award Agreement
10.2	Form of Restricted Stock Award Agreement
10.3

Employment Agreement, dated April 9, 2013, by and between the Company and Alan J. Sokol (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2013)

10.4

Employment Agreement, dated April 9, 2013, by and between the Company and Craig D. Fischer (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on April 15, 2013)

10.5	Consulting Agreement, dated June 20, 2013, by and between the Company and James M. McNamara
10.6

Credit Agreement, dated as of July 30, 2013, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, Deutsche Bank Securities Inc. as joint lead arranger and lead bookrunner, GE Capital Markets, Inc., as joint lead arranger, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, General Electric Capital Corporation, as syndication agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2013)

10.7

Guaranty Agreement, dated as of July 30, 2013, by and among HMTV, LLC, a Delaware limited liability company, Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the subsidiary guarantors from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent ((incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2013)

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under those sections.