Form 10-Q
period 2013-09-30
HEMISPHERE MEDIA GROUP, INC.
filed 2013-11-13
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	Shares Outstanding as of November 11, 2013
Class A common stock, par value $0.0001 per share	12,120,053 shares
Class B common stock, par value $0.0001 per share	33,000,000 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2013

(Unaudited)

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-Q, including the exhibits attached hereto, may contain certain statements about Hemisphere Media Group, Inc. (the “Company”) that are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control that could cause actual results to differ materially from those those expressed or implied in such forward-looking statements.  Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “expect,” “positioned,” “strategy,” “future,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements.  In addition, these statements are based on a number of assumptions that are subject to change.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements are discussed in “Item 1A — Risk Factors” in this report and under the heading “Risk Factors” and “Forward-Looking Statements” in our Registration Statement on Form S-4, as amended (File No. 333-186210) (the “Registration Statement”), Post-Effective Amendment No. 1 on Form S-1 to the Registration Statement, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC, as they may be updated in any future reports filed with the Securities and Exchange Commission (“SEC”). If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A — Risk Factors” in this report and our Registration Statement and Post-Effective Amendment No. 1, those factors include:

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current Assets
Cash	172,940,824	10,084,434
Accounts receivable, net of allowance for doubtful accounts of $225,906 and $179,568, respectively	14,020,884	10,510,978
Due from related parties, net of allowance for doubtful accounts of $379,735 and $0, respectively	835,150	—
Programming rights	5,446,287	4,403,029
Deferred taxes	6,149,075	3,049,047
Prepaid expenses and other current assets	1,792,049	1,362,002
Total current assets	201,184,269	29,409,490

Programming Rights	7,093,535	2,664,100
Property and Equipment, net	25,073,008	26,861,359
Deferred Financing Costs	3,376,887	2,043,703
Deferred Taxes	—	863,252
Broadcast License	41,355,700	41,355,700
Goodwill	116,481,768	10,982,586
Other Intangibles, net	36,246,667	1,677,500
Other Assets	654,483	—
Total Assets	431,466,317	115,857,690

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	4,084,901	912,007
Accrued expenses	10,361,429	12,042,165
Programming rights payable	3,857,264	3,207,719
Current portion of long-term debt	1,750,000	4,608,000
Total current liabilities	20,053,594	20,769,891

Programming Rights Payable	1,667,121	926,984
Long-Term Debt, net of current portion	171,104,167	52,404,000
Deferred Income Taxes	147,016	—
Other Liabilities	2,224,001	2,098,886
Total Liabilities	195,195,899	76,199,761

Commitments and Contingencies

Stockholders’ Equity
Preferred Stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—

Class A Common Stock, $0.0001 par value; 100,000,000 shares authorized; 11,241,000 and 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,124	—

Class B Common Stock, $0.0001 par value; 33,000,000 shares authorized; 33,000,000 and 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	3,300	—

Additional Paid In Capital	240,784,247	34,608,586
Fair Value of Contingent Consideration	(2,284,475)	—
Treasury Stock, at cost; 65,549 shares	(938,016)	—

Accumulated (Deficit) Earnings	(546,208)	5,837,331
Accumulated Comprehensive Loss	(749,554)	(787,988)
Total Stockholders’ Equity	236,270,418	39,657,929
Total Liabilities and Stockholders’ Equity	$431,466,317	$115,857,690

See Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Revenues	$23,704,566	$17,543,854	$60,128,741	$48,276,913

Operating Expenses:
Cost of revenues	10,290,353	9,234,086	23,817,742	23,258,035
Selling, general and administrative	6,596,524	3,309,493	21,670,157	9,915,483
Depreciation and amortization	2,585,615	919,788	6,177,390	2,742,177
Other expenses	122,055	429,941	4,794,443	515,554
Loss (gain) on disposition of assets	—	—	67,577	(50,000)
Total operating expenses	19,594,547	13,893,308	56,527,309	36,381,249

Operating income	4,110,019	3,650,546	3,601,432	11,895,664

Other Expenses:
Interest expense, net	(2,338,838)	(853,372)	(4,209,810)	(2,726,716)
Loss on early extinguishment of debt	(1,648,546)	—	(1,648,546)	—
Other (expense) income, net	(37,500)	(12,501)	(62,500)	(37,500)
	(4,024,884)	(865,873)	(5,920,856)	(2,764,216)

Income (loss) before income taxes	85,135	2,784,673	(2,319,424)	9,131,448

Income tax expense	(4,070,252)	(1,828,984)	(4,064,115)	(4,651,528)

Net (loss) income	$(3,985,117)	$955,689	$(6,383,539)	$4,479,920

(Loss) earnings per share:
Basic	$(0.09)	$955,689	$(0.23)	$4,479,920
Diluted	$(0.09)	$955,689	$(0.23)	$4,479,920

Weighted average shares outstanding:
Basic	42,171,763	1	27,426,256	1
Diluted	42,171,763	1	27,426,256	1

See Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net (loss) income:	$(3,985,117)	$955,689	$(6,383,539)	$4,479,920
Other comprehensive income:
Net unrealized gain on interest rate swap agreement	—	—	38,434	—
Comprehensive (loss) income	$(3,985,117)	$955,689	$(6,345,105)	$4,479,920

See Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2013

(unaudited)

		Class A	Class B	Additional	Class A	Accumulated	Accumulated
	Preferred	Common	Common	Paid In	Treasury	Earnings	Comprehensive
	Stock	Stock	Stock	Capital	Stock	(Deficit)	(Loss) Income	Total

Balance as of December 31, 2012	$—	$—	$—	$34,608,586	—	$5,837,331	$(787,988)	39,657,929
Consummation of the Transaction (April 4, 2013) (1)	—	1,099	3,300	198,991,769	—	—	—	198,996,168
Net loss	—	—	—	—	—	(6,383,539)	—	(6,383,539)
Comprehensive income	—	—	—	—	—	—	38,434	38,434
Issuance of Restricted Stock	—	25	—	2,102,475	—	—	—	2,102,500
Excess of tax benefits related to the issuance of restricted stock	—	—	—	182,000	—			182,000
Stock-based compensation	—	—	—	2,614,942	—	—	—	2,614,942
Repurchases of Class A Common Stock	—	—	—	—	(938,016)	—	—	(938,016)

Balance as of September 30, 2013	$—	$1,124	$3,300	$238,499,772	$(938,016)	$(546,208)	$(749,554)	$236,270,418

(1) Includes reclassification of $2.8 million to additional paid in capital

See Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2013	2012
Reconciliation of Net (Loss) Income to Net Cash Provided By Operating Activities:
Net (loss) income	$(6,383,539)	$4,479,920
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,177,390	2,742,177
Program amortization	6,910,038	5,559,890
Amortization of deferred financing costs	477,354	650,006
Amortization of original issue discount	41,667	—
Stock-based compensation	4,717,442	—
Provision for bad debts	84,692	90,000
Loss (gain) on disposition of assets	67,577	(50,000)
Loss on early extinguishment of debt	1,648,546	—
Deferred tax (expense) benefit	(332,566)	1,764,969
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	484,184	1,062,218
Due from related parties	(335,271)	—
Programming rights	(7,923,181)	(7,560,226)
Prepaid expenses and other current assets	(1,268,626)	(2,814,151)
Increase (decrease) in:
Accounts payable	3,080,857	30,873
Accrued expenses	(6,957,704)	(171,804)
Programming rights payable	892,255	1,324,063
Income tax payable	710,829	(157,190)
Other liabilities	125,115	(210,241)
Net cash provided by operating activities	2,217,059	6,740,504

Cash Flows From Investing Activities
Transaction proceeds, net	82,437,466	—
Proceeds from sale of assets	—	50,000
Capital expenditures	(1,104,368)	(3,401,245)
Net cash provided by (used in) investing activities	81,333,098	(3,351,245)

Cash Flows From Financing Activities
Proceeds from term loan	173,250,000	—
Financing fees	(3,459,085)	—
Repayments of long-term debt	(89,546,666)	(5,688,000)
Purchase of treasury stock	(938,016)	—
Net cash provided by (used in) financing activities	79,306,233	(5,688,000)

Net increasse (decrease) in cash	162,856,390	(2,298,741)
Cash:
Beginning	10,084,434	10,182,539
Ending	$172,940,824	$7,883,798
Supplemental Dislcosures of Cash Flow Information
Cash payments for:
Interest	$3,482,979	$2,265,754
Income taxes	$3,590,646	$4,628,775

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

Nature of business:   The accompanying consolidated financial statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA”), and Azteca Acquisition Corporation (“Azteca”).  Hemisphere was formed on January 16, 2013 for purposes of effecting the Transaction, which was consummated on April 4, 2013.  In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our consolidated financial statements.

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

•                  Azteca Acquisition Corporation (“Azteca”)—Dormant subsidiary; Azteca was initially formed as a blank check company in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock, reorganization or similar business combination with one or more businesses. Azteca, a special purpose acquisition vehicle, delivered the proceeds of a trust account raised in its 2011 initial public offering to Hemisphere in the merger. Following the consummation of the merger, Azteca has had no operations and does not currently engage in any business activities generating revenues.

Cinelatino has certain agreements with MVS Multivision Digital S. de R.L. de C.V. and its affiliates (collectively “MVS”), a Mexican media and television conglomerate, which have directors and stockholders in common with the Company, as discussed in Note 3.

Basis of Presentation:   The accompanying unaudited condensed consolidated financial statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results for the three month and nine month periods ended, September 30, 2013 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2013.  As further described in Note 2, WAPA is the accounting acquirer and predecessor, whose historical results are the historical results of Hemisphere.

Net (Loss) Earnings per Common Share:   Basic (loss) earnings per share (“EPS”) are computed by dividing income (loss) attributable to common stockholders by the number of weighted-average outstanding shares of common stock.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Numerator for (loss) earnings per common share calculation:
Net (loss) income:	$(3,985,117)	$955,689	$(6,383,539)	$4,479,920

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	42,171,763	1	27,426,256	1
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Weighted-average common shares, diluted	42,171,763	1	27,426,256	1

The Company applies the treasury stock method to measure the dilutive effect of its outstanding warrants, stock options and restricted stock awards and includes the respective common share equivalents in the denominator of our diluted income (loss) per common share calculation. Potentially dilutive securities representing 0.6 million a shares of common stock for the three and nine months ended September 30, 2013, were excluded from the computation of diluted (loss) income per common share for this period because their effect would have been anti-dilutive. The net (loss) income per share amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

A summary of the Company’s significant accounting policies follows:

Stock based compensation:  The Company has given equity incentives to certain employees. The Company accounts for equity incentives in accordance with Accounting Standards Codification (“ASC”) 718 “Stock Compensation”. The Company measures compensation cost for equity settled awards at fair value on the date of grant and recognizes compensation cost in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. Compensation cost is determined by using option pricing models.

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

Note 2. Business Combination

On April 4, 2013, the merger by and among Cinelatino, WAPA and Azteca providing for the combination of Cinelatino, WAPA and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the “Transaction”) was consummated. The primary purpose of the Transaction was to create a Spanish-language media company targeting the Hispanic broadcast and cable television network business.

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

Total consideration transferred by WAPA (accounting acquirer) to Cinelatino (accounting acquiree) was $129,423,943 based on: (i) cash consideration of $3.8 million (funded from cash on hand), plus (ii) 12,567,538 shares with a fair value of $128.8 million based on the Company’s opening share price of $10.25 per share on the date following the consummation of the Transaction for each share of the Company’s common stock to be received by Cinelatino stockholders in the Transaction, (iii) less contingently returnable consideration with a fair value of $3.2 million, which represents the difference between the fair value of 1,142,504 shares of Hemisphere Class B common stock that are subject to forfeiture in the event the closing market price of Hemisphere Class A common stock does not equal or exceed $12.50 and $15.00 for any twenty trading days within at least one 30-day trading period and the estimated fair value of these shares using a Monte Carlo simulation model (571,252 shares with fair value of $1.2 million have achieved the $12.50 trading price and are no longer subject to forfeiture). Significant assumptions utilized in the Monte Carlo simulation model include:

•                  Stock Price: $10.25

•                  Volatility: 32.5%

•                  Risk-Free Rate: 0.69%

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition of Cinelatino:

Cash	$12,865,242
Accounts receivable	4,052,590
Programming rights	4,459,550
Prepaid expenses and other current assets	939,945
Property and equipment, net	21,415
Other assets	2,054,956
Intangible asset - affiliate agreements	37,900,000
Current liabilities	(6,271,770)
Long-term debt	(32,097,167)
Fair value of identifiable net assets acquired	23,924,761
Goodwill	105,499,182
Total	$129,423,943

The estimated fair values of Cinelatino’s affiliate agreements of $37.9 million, was determined using a discounted cash flow method based on expected renewal rates utilizing a 10% discount rate.  These intangible assets will be amortized on a straight-line basis over 6 years.

The accounts receivable acquired have a fair value of $4.1 million and all contractual receivables are expected to be collected.

During the three months ended September 30, 2013, the Company finalized the valuation of its affiliate agreements which resulted in a reclassification of $14.2 million from goodwill to intangible assets and $4.9 million related to the corresponding deferred tax liability, which is included in other assets above. As a result of this reclassification, the Company reported an additional $0.7 million of amortization expense during the quarter ended June 30, 2013.

Goodwill of $105.5 million is the excess of the net consideration transferred over the fair value of the identifiable net assets acquired, and primarily represents the benefits the Company expects to realize from the acquisition.  The goodwill associated with the transaction is not deductible for tax purposes.

The number of shares of stock of the Company issued and outstanding immediately following the consummation of the Transaction is summarized as follows:

Number of Shares

Azteca public shares outstanding prior to the Transaction	10,000,000
Azteca founder shares (1)	2,500,000
Total Azteca shares outstanding prior to the Transaction	12,500,000
Less: shareholders of Azteca public shares redeemed	(1,258,900)
Less: Azteca founder shares cancelled	(250,000)
Shares issued to WAPA member (2)	20,432,462
Shares issued to Cinelatino stockholders (3)	12,567,538
Total shares outstanding at closing, April 4, 2013	43,991,100

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

(1) Includes $3.8 million paid by WAPA to Cinelatino.

Pro Forma Information

The following table sets forth the unaudited pro forma results of operations assuming that the Transaction occurred on January 1, 2012:

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Revenues	$23,704,566	$23,550,498	$66,232,569	$66,022,358

Operating Expenses:
Cost of revenues	10,106,353	10,446,262	24,687,086	27,260,184
Selling, general and administrative	6,448,503	6,404,096	22,305,259	21,733,698
Depreciation and amortization	2,585,615	3,233,155	7,025,558	6,751,401
Loss (gain) on disposition of assets	—	—	67,577	(50,000)
Total operating expenses	19,140,471	20,083,513	54,085,480	55,695,283

Operating income	$4,564,095	$3,466,985	$12,147,089	$10,327,075

The unaudited pro forma results of operations for all periods set forth above includes the operating results of Cinelatino, stock-based compensation, corporate overhead including public company costs, and amortization of intangibles created as a result of the Transaction, and excludes all transaction related fees and expenses and non-recurring expenses (primarily the $3.8 million charge as a result of the termination of a certain agreement with MVS in connection with the Transaction).

Note 3. Related Party Transactions

The Company has various agreements with MVS as follows:

•                  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). The annual fee for the services was reduced during 2012, and provides for an annual fee going forward of $2,136,000. Total expenses incurred were $534,003 and $1,068,006 for the three and nine months ended September 30, 2013, respectively, and are included in cost of revenues.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $974,491 and $1,877,905    for the three and nine months ended September 30, 2013, respectively.

•                  A six-year affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $423,015 and $869,217 for the three and nine months ended September 30, 2013, respectively.

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

Amounts due from MVS pursuant to the agreements noted above, net of an allowance for doubtful accounts, amounted to $1,542,656 and $0 as of September 30, 2013 and December 31, 2012, respectively, and are remitted monthly.  Amounts due to MVS pursuant to the agreements noted above amounted to $667,453 and $0 as of September 30, 2013 and December 31, 2012, respectively, and are remitted monthly.

The Company entered into a three-year consulting agreement effective April 9, 2013 with James M. McNamara, a member of the Company’s Board of Directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Prior to that, Cinelatino entered into a consulting agreement with an entity owned by James M. McNamara. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $28,592 and $55,258 for the three and nine months ended September 30, 2013, respectively.  No amount was due to this related party as of September 30, 2013.

Cinelatino entered into programming agreements with an entity owned by James M. McNamara for the distribution of three specific movie titles. As of September 30, 2013 and December 31, 2012, $67,649 and $0, respectively, is included in other assets as prepaid programming related to these agreements. As of September 30, 2013 and December 31, 2012, approximately $135,682 and $0, respectively, is included in programming rights related to these agreements.

In March 2011, WAPA entered into an agreement with InterMedia Partners VII, L.P., to provide management services, including strategic planning, assistance with licensing of programming rights, and participation in distribution negotiations with cable and satellite operators (the “Management Services Fee”). The Management Services Fee is payable so long as no default shall have occurred or would result therefrom. Pursuant to the loan agreement, the payment of the Management Services Fee is expressly subordinate and junior in right of payment and exercise of remedies to the payment in full of the WAPA term loan. Total expenses for management services amounted to $0 and $156,250 for the three months ended September, 2013 and 2012, respectively, and $0 and $468,750 for the nine months ended September 30, 2013 and 2012, respectively.  Upon consummation of the Transaction on April 4, 2013, this agreement was terminated retroactively to January 1, 2013.

The Company entered into a services agreement effective April 4, 2013 with InterMedia Advisors, LLC (“IMA”), which has officers, directors and stockholders in common with the Company, to provide  services including, without  limitation, office space, operational support and employees acting in a consulting capacity. Prior to that, the Company reimbursed IMA for payments made on the Company’s behalf for similar services. Amounts due to this related party amounted to $40,053 and $57,956 as of September 30, 2013 and December 31, 2012, respectively. Such expenses are included in selling, general and administrative expenses and amounted to $33,647 and $47,339 for the three months ended September 30, 2013 and 2012, respectively, and $73,700 and $116,744 for the nine months ended September 30, 2013 and 2012, respectively.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Broadcast licenses	$41,355,700	$41,355,700
Goodwill	116,481,768	10,982,586
Other intangibles	36,246,667	1,677,500
	$194,084,135	$54,015,786

A summary of changes in the Company’s goodwill and other indefinite lived intangible assets, on a net basis, for the nine months ended September 30, 2013 and the year ended December 31, 2012 is as follows:

	Net Balance at			Net Balance at
	December 31, 2012	Additions	Impairment	September 30, 2013
Broadcast licenses	$41,355,700	$—	$—	$41,355,700
Goodwill	10,982,586	105,499,182	—	116,481,768
Other Intangibles	700,000	—	—	700,000
Total indefinite lived intangibles	$53,038,286	$105,499,182	$—	$158,537,468

	Net Balance at			Net Balance at
	December 31, 2011	Additions	Impairment	December 31, 2012
Broadcast licenses	$41,355,700	$—	$—	$41,355,700
Goodwill	10,982,586	—	—	10,982,586
Other Intangibles	700,000	—	—	700,000
Total indefinite lived intangibles	$53,038,286	$—	$—	$53,038,286

As of September 30, 2013 and December 31, 2012, the Company has the following net amounts related to other amortizable intangible assets:

	Amortization	September 30,	December 31,
	Term (Years)	2013	2012
Affiliate relationships	6 - 10	$35,546,667	$977,500

The aggregate amortization expense of the Company’s amortizable intangible assets were $1,636,667 and $57,500 for the three months ended September 30, 2013 and 2012, respectively, and $3,330,833 and $172,500 for the nine months ended September 30, 2013 and 2012,  respectively. The weighted average remaining amortization period is 2.9 years as of September 30, 2013.

Future estimated amortization expense is as follows:

Year Ending
December 31,
Remainder of 2013	$1,636,667
2014	6,546,667
2015	6,546,667
2016	6,546,667
2017	6,374,167
2018	6,316,667
2019	1,579,165
2020	—
$35,546,667

Note 5. Income Taxes

For the three and nine months ended September 30, 2013 and 2012, the Company’s income tax expense and effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax expense	$4,070,252	$1,828,984	$4,064,115	$4,651,528
Actual income tax rate	(221.8)%	49.5%	(221.8)%	49.5%

During the three months ended September 30, 2013, the Company utilized the actual activity in determining the income tax expense, rather than the annual effective rate method, as allowed under ASC 740-270-30-36, “Income Taxes — Interim Reporting.” For the three and nine months ended September 30, 2013, the Company’s statutory Federal income tax rate of 34.0% became the discrete-period income tax rate of (221.8)% as a result of an increase in the tax rate in Puerto Rico from 30% to 39% that will not generate offsetting U.S. income tax credits, the loss of a deferred tax asset as a result of the increase in the tax rate in Puerto Rico, permanent differences as a result of costs related the Transaction, and statutory taxes.  For the three and nine months ended September 30, 2012, the Company’s statutory Federal income tax rate of 34.0% increased to the effective income tax rate of 49.5% as a result of increases in taxes in Puerto Rico that will not generate offsetting U.S. tax credits and permanent differences for meals and entertainment.

Note 6. Long-Term Debt

Long-term debt as of September 30, 2013 and December 31, 2012 consists of the following:

	September 30,	December 31,
	2013	2012
Senior Notes due March 2016	$—	$57,012,000
Senior Notes due July 2020	172,854,167	—
Less: current portion	(1,750,000)	(4,608,000)
	$171,104,167	$52,404,000

Senior Notes due July 2020: On July 30, 2013 certain of the Company’s subsidiaries entered into a credit agreement providing for a $175.0 million senior secured term loan B facility (the “Term Loan Facility”) which matures on July 30, 2020. The Term Loan Facility also provides an uncommitted accordion option (the “Incremental Facility”) allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $20 million plus (ii) an additional amount up to 4.0x 1st lien net leverage. Pricing on the Term Loan Facility was set at LIBOR plus 500 basis points (with a LIBOR floor of 1.25%) and 1.0% of original issue discount (“OID”). The OID of $1.75 million, net of accumulated amortization of $41,667 as of September 30, 2013, is recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Term Loan Facility. The proceeds of the loan were used to repay in full all outstanding debt obligations at the Company’s subsidiaries (the Senior Notes due March 2016 and June 2017), to pay fees and expenses associated with the financing, and for general corporate purposes including potential future acquisitions. The Company recorded $3.4 million of debt issue costs associated with the Term Loan Facility, net of accumulated amortization of $82,359 at September 30, 2013. In connection with the repayment of the Senior Notes due March 2016 and June 2017, the Company wrote off unamortized debt issuance costs of $1.6 million, which is recorded as a loss on the early extinguishment of debt in the accompanying condensed consolidated statements of operations.

The Term Loan Facility principal payments shall be payable on quarterly due dates commencing September 30, 2013 and a final installment on July 30, 2020.  Amounts outstanding under the Term Loan Facility due as of September 30, 2013 and December 31, 2012 were $172,854,167 and $0, respectively.

In addition, pursuant to the terms of the Term Loan Facility, within 90 days after the end of each fiscal year (commencing with the fiscal year ending December 31, 2014), the Borrowers are required to make a prepayment of the loan principal in an amount equal to 50% of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25% and again to 0% at lower leverage ratios.

Senior Notes due March 2016:  On March 31, 2011, InterMedia Español, Inc. and Televicentro of Puerto Rico, LLC, collectively referred to in this note as the “Borrowers”, entered into a loan agreement that included a $66,000,000 term loan and a $10,000,000 revolving credit line with a maturity of March 31, 2016. The loan was guaranteed by WAPA Holdings, LLC, the direct holding company of InterMedia Español, Inc. and Televicentro of Puerto Rico, LLC, and its wholly-owned subsidiaries other than the Borrowers and secured by a first-priority perfected lien on all capital stock of and equity interests in each of the Borrowers and all other property and assets (tangible and intangible) of the Borrowers, whenever acquired and wherever located, subject to certain exceptions.

The loan was repaid in full in connection with the closing of the Term Loan Facility as discussed above.  Amounts outstanding under the term loan due as of September 30, 2013 and December 31, 2012 were $0 and $57,012,000, respectively.

There was an annual commitment fee of 0.75%, paid quarterly, on the revolving credit line for the unfunded amounts calculated daily as the amount by which the aggregate revolving credit line limit exceeds the aggregate outstanding unpaid principal amount. The commitment fees were approximately $3,082 and $18,904 for the three months ended September 30, 2013 and 2012, respectively, and $40,274and $56,506 for the nine months ended September 30, 2013 and 2012, respectively. The revolving credit line was terminated on July 30, 2013 in connection with the closing of the Term Loan Facility. As of September 30, 2013 and December 31, 2012, there were no outstanding balances due under the revolving credit commitment.

On April 13, 2011, WAPA entered into a two-year interest rate swap agreement with an initial notional amount of $33,000,000 to receive interest at a variable rate equal to three (3) months LIBOR and to pay interest at a fixed rate of 1.143%. The interest rate swap agreement expired on April 15, 2013. As of September 30, 2013 and December 31, 2012, this interest rate swap agreement had a fair value of $0 and $122,032, respectively, and is recognized in other accrued expenses on the consolidated balance sheets. The Company recognized additional financing income of $0 and $29,087 for the three months ended September 30, 2013 and 2012, respectively, and $122,032 and $62,146 for the nine months ended September 30, 2013 and 2012, respectively, related to the change in the fair value of the interest rate swap agreement, which is included in interest expense, net on the consolidated statements of operations.

Senior Notes due June 2017:  During 2011, Cinelatino amended its credit facility with a financial institution and maximum borrowings were increased to $40,000,000. The loan was collateralized by the Cinelatino’s assets and common stock, which the stockholder has pledged, and was guaranteed by the Company’s subsidiary. The loan was repaid in full in connection with the closing of the Term Loan Facility on July 30, 2013 as discussed above.  Amounts outstanding under the term loan due as of September 30, 2013 and December 31, 2012 were $0 and $0, respectively.

The carrying value of the long-term debt approximates fair value at September 30, 2013 and December 31, 2012. The estimated fair value of our variable-rate debt is derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures).

Following are maturities of long-term debt, as of September 30, 2013:

Year Ending
December 31,
Remainder of 2013	$437,500
2014	1,750,000
2015	1,750,000
2016	1,750,000
2017 and thereafter	168,875,000
$174,562,500

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

Equity Incentive Plans

An aggregate of 4,000,000 shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”).  During the nine months ended September 30, 2013, 1,195,002 shares of restricted Class A common stock and 1,635,000 options to purchase shares of Class A common stock were awarded under the Plan.  As of September 30, 2013, 1,235,547 shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance).  The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023.  The Company’s board of directors (“Board”) administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things:  (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

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

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock amounted was $1,610,911 and $4,717,442 for the three and nine months ended September 30, 2013, respectively.  As of September 30, 2013, there was $5.8 million and $7.8 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, respectively, which is expected to be recognized over weighted-average periods of 1.9 years and 1.3 years, respectively.

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

	Nine Months
	Ended September 30,
Black-Scholes Option Valuation Assumptions	2013	2012

Risk-free interest rates	0.93% - 2.03%	—
Dividend yield	—	—
Volatility	35.8% - 36.7%	—
Weighted-average expected term (years)	6	—

	Nine Months
	Ended September 30,
Monte Carlo Option Valuation Assumptions	2013	2012

Risk-free interest rate	1.78%	—
Dividend yield	—	—
Volatility	36.7%	—
Weighted-average expected term (years)	5.4 – 5.8	—

The weighted average grant date fair value of options granted for the nine months ended September 30, 2013 was $4.23 per option. The time-vesting option grants vest over a period of three years. The following table summarizes stock option activity for the nine months ended September 30, 2013:

			Weighted-
		Weighted-	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value

Outstanding at January 1, 2013:	—	$—	—	$—
Granted	1,635,000	11.24	10.0	1,937,500
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2013:	1,635,000	$11.24	10.0	$1,937,500
Vested at September 30, 2013	275,000	$10.20	10.0	$426,250
Exercisable at September 30, 2013	275,000	$10.20	10.0	$426,250

Upon the exercise of stock options, the Company will issue new shares of its Class A common stock.  As of September 30, 2013, 300,000 options issued are unvested, event-based options.

Restricted Stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation.

	Nine Months
	Ended September 30,
Monte Carlo Restricted Stock Valuation Assumptions	2013	2012

Risk-free interest rate	1.78%	—
Dividend yield	—	—
Volatility	36.7%	—
Weighted-average expected term (years)	0.6 - 1.3	—

The following table summarizes restricted share activity for the nine months ended September 30, 2013:

		Weighted-
		average
	Number	grant date
	of shares	fair value

Outstanding at January 1, 2013:	—	$—
Granted	1,195,002	9.81
Vested	(250,000)	8.41
Forfeited	—	—
Outstanding at September 30, 2013:	945,002	$10.18

As of September 30, 2013, 150,000 shares of restricted stock issued are unvested, event-based shares.

Note 8. Contingencies

The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 9. Commitments

The Company has entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $79,913 and $56,716 for the three months ended September 30, 2013 and 2012, respectively, and $199,915 and $140,744 for the nine months ended September 30, 2013 and 2012, respectively.

The Company has certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments, primarily programming, are as follows:

Year Ending	Operating	Other
December 31,	Leases	Commitments	Total
Remainder of 2013	$132,000	$2,644,256	$2,776,256
2014	92,850	5,157,122	5,249,972
2015	64,941	1,668,067	1,733,008
2016	7,274	679,433	686,707
Total	$297,065	$10,148,878	$10,445,943

Note 10. Multiemployer Pension

WAPA PR, a 100% owned subsidiary of the Company,  makes contributions to the Newspaper Guild International Pension Plan (the “Plan” or “TNGIPP”), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain  employees covered by two collective bargaining agreements (the  “CBAs”), which expire on July 23, 2015 and June 27, 2016, respectively.  WAPA PR’s contribution rates to the Plan are generally determined in accordance with the provisions of the CBAs.

The risks in participating in such a plan are different from the risks of single-employer plans, in the following respects:

•                  Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employer.

•                  If a participating employer ceases to contribute to a multiemployer plan, the unfunded obligation of the plan may be borne by the remaining participating employer.

Under current law regarding multiemployer defined benefit plans, a plan’s termination, WAPA PR’s voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require us to make payments to the plan for our proportionate share of the multiemployer plan’s unfunded vested liabilities. WAPA PR has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices (“Notices”) and a Rehabilitation Plan, as defined by the Pension Protection Act of 2006 (“PPA”), from the Plan.  The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the “Red Zone”, as defined by the PPA, and that a plan of rehabilitation (“Rehabilitation Plan”) was adopted by the Trustees of the Plan (“Trustees”) on May 1, 2010.  On May 29, 2010, the Trustees sent WAPA PR a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as “adjustable benefits.”  In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA PR), agreed to one of the “schedules” of changes as set forth under the Rehabilitation Plan.  The Company elected the “preferred schedule” and executed a Memorandum of Agreement, effective May 27, 2010 (the “MOA”) and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015.

The surcharges and effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on the Company’s results of operations.  However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on the WAPA PR to contribute to any plan underfunding may be material.   In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

WAPA PR could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to the unfunded vested benefits of the Plan, in the event that WAPA PR withdrew from the plan during the five-year period beginning on the effective date of the MOA.  The withdrawal liability (which could be material) in the event of the foregoing, would equal the total lump sum of contributions that WAPA PR would have been obligated to pay the Plan through the date of withdrawal, under the “default schedule” of the Rehabilitation Plan (5% surcharge in the initial year and 10% for each successive year thereafter the plan is in critical status), less any contributions actually paid by the WAPA PR to the Plan under the “preferred schedule”.  WAPA PR’s contributions to the Plan for the year ended December 31, 2012 were less than 5% of total contributions made to the Plan.

Further information about the Plan is presented in the table below:

				WAPA PR’s Contributions			Expiration Date of
Pension		Pension Protection Act Zone Status	Funding Improvement Plan/Rehabilitation Plan	Three months ended September 30,	Nine months ended September	Surcharge	Collective Bargaining
Fund	EIN	2012	Status	2013	30, 2013	Imposed	Agreements
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$32,761	$95,604	Yes	July 23, 2015 June 27, 2016

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

MVS provides operational and technical services to Cinelatino pursuant to several agreements. Upon consummation of the Transaction, certain of the agreements were amended or terminated to what management believes to be to the benefit of Cinelatino.  As consideration for the terminated agreement, the Company made a one-time payment of $3.8 million to MVS. An agreement which had granted MVS the exclusive right to distribute the service in the U.S was terminated upon consummation of the Transaction. Management of Hemisphere has assumed responsibility for those activities previously provided by MVS, given the resources of WAPA that will be available to it, thus having no impact on Cinelatino’s operations. A similar agreement which had granted MVS the exclusive right to distribute the service throughout Latin America was amended upon consummation of the Transaction so that MVS’s rights will be on a non-exclusive basis, except for distribution agreements currently in effect. Management believes that the amendment to this agreement will not impact Cinelatino’s current distribution, and should enhance Cinelatino’s ability to drive new distribution in Latin America. Also upon consummation of the Transaction, Cinelatino’s affiliation agreement with Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, was extended through August 1, 2017.

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

Comparison of Consolidated Operating Results for the Three and Nine Months Ended September 30, 2013 and September 30, 2012

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	September 30,		Favorable/	Favorable/	September 30,		Favorable/	Favorable/
(dollars in thousands)	2013	2012	(Unfavorable)	(Unfavorable)	2013	2012	(Unfavorable)	(Unfavorable)

Revenues	$23,705	$17,544	$6,161	35%	$60,129	$48,277	$11,852	25%

Operating Expenses:
Cost of revenues	10,290	9,234	(1,056)	(11)%	23,818	23,258	(560)	(2)%
Selling, general and administrative	6,597	3,309	(3,288)	(99)%	21,670	9,915	(11,755)	(119)%
Depreciation and amortization	2,586	920	(1,666)	NM	6,177	2,742	(3,435)	(125)%
Other expenses	122	430	308	72%	4,794	516	(4,278)	NM
Loss (gain) on disposition of assets	—	—	—	—	68	(50)	(118)	NM
Total operating expenses	19,595	13,893	(5,702)	(41)%	56,527	36,381	(20,146)	(55)%

Operating Income	4,110	3,651	(459)	(13)%	3,602	11,896	(8,294)	(70)%

Other Expenses:
Interest expense, net	(2,339)	(853)	(1,486)	NM	(4,210)	(2,727)	(1,483)	(54)%
Loss on early extinguishment of debt	(1,649)	—	(1,649)	NM	(1,649)	—	(1,649)	NM
Other (expense) income, net	(37)	(13)	(24)	NM	(63)	(37)	(26)	66%
	(4,025)	(866)	(3,159)	(365)%	(5,922)	(2,764)	(3,158)	(114)%

Income (loss) before income taxes	$85	$2,785	$(2,700)	(97)%	$(2,320)	$9,132	$(11,452)	(125)%

Income tax (expense) benefit	(4,070)	(1,829)	(2,241)	(123)%	(4,064)	(4,652)	588	13%

Net (loss) income	$(3,985)	$956	$(4,941)	(517)%	$(6,384)	$4,480	$(10,864)	(242)%

NM = not meaningful

Net Revenues

Net revenues increased $6.2 million, or 35%, for the three months ended September 30, 2013, and increased $11.9 million, or 25%, for the nine months ended September 30, 2013.  The increases are primarily a result of the inclusion in the current quarter of the net revenues of Cinelatino since the consummation of the Transaction, offset in part by the decline in political advertising revenue and loss of advertising revenue due to the cancellation of one of WAPA’s television programs, SuperXclusivo.  Excluding the acquisition in the 2013 periods and political advertising revenue in the 2012 periods, for the three and nine months ended September 30, 2013, net revenues increased by $0.5 million, or 3%, and $0.3 million, or 1%, respectively.  The increase in the current quarter was due to a 15% increase in retransmission and subscriber fees, and a 1% increase in advertising revenue.  The increase for the nine month period was due to a 15% increase in retransmission and subscriber fees offset in part by a 3% decline in advertising revenue as a result of the cancellation of one of WAPA’s television programs, SuperXclusivo.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the three and nine months ended September 30, 2013, cost of revenues increased $1.1 million, or 11%, and $0.6 million or 2%, respectively.  The increases were due to the inclusion in the current quarter of Cinelatino in the operating results since the consummation of the Transaction, offset in part by lower programming costs at WAPA due primarily to the cancellation of SuperXclusivo.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, corporate employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses increased $3.3 million and $11.8 million for the three and nine months ended September 30, 2013, respectively.  The increases were due primarily to the inclusion in the current quarter of Cinelatino in the operating results since the consummation of the Transaction, and the incurrence of stock based compensation and corporate overhead, along with one-time fees and expenses related to the Transaction, including a one-time charge of $3.8 million for the nine months ended September 30, 2013 in connection with the termination of an agreement with MVS.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense increased $1.7 million and $3.4 million for the three and nine months ended September 30, 2013, respectively.  The increases are due primarily to amortization of identifiable intangibles as a result of the Transaction.

Other Expenses: Other expenses, which include costs related to the Transaction, decreased $0.3 million for the three months ended September 30, 2013, and increased $4.3 million for the nine months ended September 30, 2013.  The decrease for the three month period was due to higher rental expense in the 2012 period.  The increase for the nine month period was due primarily to Transaction related costs.

Loss on Disposition of Assets: Loss on disposition of assets did not change for the three months ended September 30, 2013, and increased $0.1 million for the nine months ended September 30, 2013, respectively.  The increase was due to higher losses on disposals of equipment no longer used in WAPA’s operations.

Other Expenses

For the three and nine months ended September 30, 2013, other expenses increased by $3.2 million in each period.  The increases were due to a $1.6 million loss on the early extinguishment of debt in the current quarter, higher interest expense due to the inclusion in the current quarter of Cinelatino’s interest expense, and interest expense on the new term loan that was put in place on July 20, 2013.

Income Tax Expense

Income tax expense increased $2.2 million for the three months ended September 30, 2013, and decreased $0.6 million for the nine months ended September 30, 2013.  The increase for the three month period was due to an increase in the tax rate in Puerto Rico, the loss of a deferred tax asset and permanent differences.  The decrease for the nine month period was due to lower income before income taxes offset in part by the increase in the tax rate in Puerto Rico, the loss of a deferred tax asset and permanent difference as a result of costs related to the Transaction.

Net (Loss) Income

Net income decreased $5.7 million for the three months ended September 30, 2013, and decreased $10.9 million for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The Company’s principal sources of cash are cash on hand, and cash flows from operating activities. As of September 30, 2013, the Company had $172.9 million of cash on hand.

The Company’s primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, interest payments on its outstanding debt and income tax payments.

Management believes cash on hand and cash flow from operations will be sufficient to meet its current contractual financial obligations and to fund anticipated working capital and capital expenditure requirements for existing operations. The Company’s current financial obligations include maturities of debt, operating lease obligations and other commitments from ordinary course of business that require cash payments to vendors and suppliers.

Cash Flows

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012
Cash provided by (used in):
Operating Activities	$2,217	$6,741
Investing Activities	81,333	(3,351)
Financing Activities	79,306	(5,688)

Net increase (decrease) in Cash	$162,856	$(2,298)

Comparison for the Nine Months Ended September 30, 2013 and September 30, 2012

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

Net cash provided by operating activities for the nine months ended September 30, 2013 was $2.2 million as compared to $6.7 million in the same period in 2012, due to a $10.9 million decrease in net income, a $2.7 million increase in net working capital, offset in part by a $9.0 million increase in non-cash items. Non-cash items increased primarily as a result of a $4.7 million increase in stock-based compensation, a

$3.5 million increase in amortization of intangibles as a result of the Transaction, a $1.6 million loss on early extinguishment of debt, a $1.4 million increase in programming amortization, offset by a $2.1 million decrease in deferred income taxes.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2013, was $81.3 million as compared to net cash use of cash of $3.4 million in the same period in 2012.  The increase is primarily due to net proceeds from the Transaction and due to lower capital expenditures during the period, which were higher in 2012 as a result of the upgrade of WAPA’s television production facilities to high definition.

Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities was $79.3 million as compared to a net use of cash of $5.7 million in the same period in 2012.  The increase in cash was due to the proceeds raised from a new loan, offset in part by the repayment of all pre-existing outstanding debt of the Company and its subsidiaries, and the payment of fees and expenses in connection with the new loan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable-rate of interest on the Term Loan Facility exposes us to market risk for changes in interest rates.  Loans thereunder bear interest at rates that vary with changes in prevailing market rates.  With respect to the Term Loan Facility, we do not speculate on the future direction of interest rates.  As of September, 2013, our exposure to changing market rates with respect to the Term Loan Facility was as follows:

Dollars in millions	September 30, 2013
Variable rate debt	$174.6
Interest rate	6.25%

As of September 30, 2013 total outstanding balance on the Term Loan Facility was approximately $174.6 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $174.6 million, we would incur an increase in interest expense of approximately $1.7 million per year.  Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of September 30, 2013. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in the section titled “Risk Factors” in the prospectus contained in our registration statement on Form S-4, as amended (File No. 333-186210) (the “Registration Statement”), our post-effective amendment No. 1 on Form S-1 to the Registration Statement, filed with the SEC on May 3, 2013 (the “Post-Effective Amendment No. 1”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Statement Regarding Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating the Company and its business. If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes in our risk factors disclosed in the section titled “Risk Factors” in the prospectus contained in our Registration Statement, our Post-Effective Amendment No. 1 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema

Exhibit No.	Description of Exhibit
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Document

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
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

HEMISPHERE MEDIA GROUP, INC.

DATE:	November 13, 2013	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	November 13, 2013	By:	/s/ Craig D. Fischer
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