Form 10-K
period 2013-12-31
HEMISPHERE MEDIA GROUP, INC.
filed 2014-03-28
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-4219

Hemisphere Media Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0885255 (I.R.S. Employer Identification No.)
2000 Ponce de Leon Blvd., Suite 500 Coral Gables, FL (Address of principal executive offices)	33134 (Zip Code)

(305) 421-6364
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

         Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A common stock, $0.0001 par value	The NASDAQ Stock Market LLC

         Securities Registered Pursuant to Section 12(g) of the Act:

         Warrants to purchase Class A common stock, par value $0.0001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ or No ☐.

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ or No ☐.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

         The aggregate market value of the Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 28, 2013, was approximately $51,440,596. No market exists for the shares of Class B common stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B common stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Hemisphere Media Group, Inc. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

Class of Stock	Shares Outstanding as of March 24, 2014
Class A common stock, par value $0.0001 per share	12,120,603 shares
Class B common stock, par value $0.0001 per share	33,000,000 shares

         Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2014 Annual Meeting of Shareholders.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
December 31, 2013

PART I

        Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the "Company," "Hemisphere," "registrant", "we," "us" or "our" refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; "Acquired Cable Business" refers to assets of Media World, LC and its affiliates primarily used in, or held for use in connection with, the operation or conduct of Media World LLC's Spanish-language television network business including: (i) Pasiones, (ii) Centroamerica TV and (iii) TV Dominicana; "Azteca" refers to Azteca Acquisition Corporation, a Delaware blank check corporation; "Azteca Merger Sub" refers to Hemisphere Merger Sub II, Inc., a Delaware corporation; "Cinelatino" refers to Cine Latino, Inc., a Delaware corporation; "Cine Merger Sub" refers to Hemisphere Merger Sub III, Inc., a Delaware corporation; "MVS" refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation); "Networks" refers collectively to WAPA PR, WAPA2 Deportes, WAPA America and Cinelatino, except in the Section entitled Risk Factors, beginning on page 21, where such term has a different meaning; "Transaction" refers to collectively to the mergers of WAPA and WAPA Merger Sub, Azteca and Azteca Merger Sub, and Cinelatino and Cine Merger Sub, resulting in Azteca, WAPA and Cinelatino becoming indirect wholly-owned subsidiaries of Hemisphere; "WAPA" refers to WAPA Holdings, LLC, a Delaware limited liability company and, where applicable, its consolidated subsidiaries; "WAPA America" refers to WAPA America, Inc., a Delaware corporation; "WAPA Merger Sub" refers to Hemisphere Merger Sub I, LLC, a Delaware limited liability company; "WAPA PR" refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; "WAPA2 Deportes" refers to a sports television network in Puerto Rico operated by WAPA PR; "WAPA.TV" refers to a news and entertainment website in Puerto Rico operated by WAPA PR.

 FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        Statements in this Annual Report on Form 10-K, including the exhibits attached hereto, may contain certain statements about Hemisphere Media Group, Inc. (the "Company") and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. The statements are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

        These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "expect," "positioned," "strategy," "future," "potential," "plan," "forecast," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, statements relating to the synergies and the benefits that we expect to achieve in the acquisition of the Acquired Cable Business, including future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts.

        We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

        Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in "Item 1A—Risk Factors" in this report, those factors include:

  •
  the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the "FCC") or other government regulators to (i) our previously completed Transaction and (ii) the consummation of the acquisition of the Acquired Cable Business;

  •
  the potential for viewership of our Networks' programming to decline;

  •
  the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;

  •
  the benefits of the combination of WAPA and Cinelatino, including the prospects of the combined businesses;

  •
  the risk that the closing conditions to which the acquisition of the Acquired Cable Business is subject are not satisfied;

  •
  our ability to successfully integrate the Acquired Cable Business and achieve the expected synergies from that integration at the expected costs;

  •
  the ability to realize anticipated growth and growth strategies of the combined company since the completion of (i) the Transaction and (ii) the acquisition of the Acquired Cable Business;

  •
  the ability to realize the anticipated benefits of (i) the Transaction and (ii) the acquisition of the Acquired Cable Business, in each case, which may be affected by, among other things, competition in the industry in which we operate;

  •
  the risk that we may become responsible for certain liabilities of the Acquired Cable Business;

  •
  the costs expected to be incurred in connection with the integration of us and the Acquired Cable Business;

  •
  the risk that integrating our business with that of the Acquired Cable Business may divert our management's attention;

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

        The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. All subsequent written and oral forward-looking statements concerning the matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are qualified by these cautionary statements.

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

Item 1.    Business.

OVERVIEW

Our Company

        We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin America markets with the only two independently owned, fully-distributed Hispanic cable networks in the U.S. and dominant broadcast television network in Puerto Rico. Headquartered in Miami, Florida, we own and operate the following leading Spanish language networks and content platform:

Cinelatino: the leading Spanish-language cable movie network with over 13 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-Nielsen rated Spanish-language cable movie network in the U.S. and the #2-Nielsen rated Spanish-language cable television network in the U.S. overall.

WAPA PR: the leading broadcast television network and television content producer in Puerto Rico. WAPA PR has been the #1-rated broadcast television network in Puerto Rico for the last five years. WAPA PR is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 65 hours each week.

WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States. WAPA America's programming includes news and entertainment offerings produced by WAPA PR. WAPA America is distributed in the U.S. to over 5 million subscribers.

WAPA2 Deportes: a leading sports television network in Puerto Rico, featuring Major League Baseball and professional sporting events from Puerto Rico. WAPA2 Deportes is distributed through WAPA PR's multicast signal and on all cable and satellite systems in Puerto Rico.
WAPA.TV: the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA PR.

        Hemisphere was incorporated in Delaware on January 16, 2013. On April 4, 2013, we completed a series of mergers pursuant to which WAPA, Cinelatino and Azteca, each became our indirect wholly-owned subsidiaries, which we refer to as the Transaction. Azteca, a special purpose acquisition vehicle, delivered the proceeds of a trust account raised in its 2011 initial public offering to us in the Transaction. Since the consummation of the Transaction, Azteca has had no operations and was subsequently dissolved on December 31, 2013. Shares of our Class A common stock, par value $0.0001 per share ("Class A common stock") are publicly traded under the symbol "HMTV" on the Nasdaq Global Market ("NASDAQ"). Our warrants, exercisable for shares of Class A common stock

("Warrants"), are publicly traded on the Over-the-Counter Bulletin Board under the ticker symbol "HMTVW."

Recent Developments

        On January 22, 2014, Hemisphere Media Holdings, LLC, our indirect wholly owned subsidiary entered into an Asset Purchase Agreement (the "Acquisition Agreement"), with Media World, LLC, a Florida limited liability company ("Seller") and the other signatories named therein, pursuant to which we will acquire Seller's Spanish-language television network business (the "Acquisition"). The Acquisition includes the purchase by Hemisphere Media Holdings, LLC of assets of Seller and its affiliates primarily used in, or held for use in connection with, the operation or conduct of Seller's Spanish-language television network business, which we refer to as the Acquired Cable Business. The Acquired Cable Business includes the following cable networks: (i) Pasiones, dedicated to showcasing the most-popular telenovelas and series, distributed to approximately 3.8 million subscribers in the U.S. and 7.2 million subscribers in Latin America; (ii) Centroamerica TV, the leading network targeting the third largest U.S. Hispanic group, featuring the most popular news, entertainment and soccer programming from Central America with over 3.3 million subscribers in the U.S. and (iii) TV Dominicana, the leading network targeting Dominicans living in the U.S., featuring the most popular news, entertainment and baseball programming from the Dominican Republic, with over 2.2 million subscribers in the U.S. The Acquisition is expected to close immediately following the first quarter of 2014.

Our Strategy

        Our strategy is to maintain and improve our position as a leading U.S. Spanish-language media company by, among other things, (i) investing in content for our Networks to build viewership, (ii) growing retransmission fees and subscriber revenues in both the U.S. and Latin America, and (iii) driving advertising sales, including launching advertising on Cinelatino's network distributed in the U.S. and Mexico. Additionally, we continue looking for attractive opportunities to acquire assets that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities which will expand our leadership position in the fast growing and highly desirable Hispanic pay TV market. We intend to seek a variety of acquisition opportunities, including businesses where we believe a catalyst for value realization is already present, or where we can realize synergies with our existing businesses. We may also seek businesses that are in need of operational turnaround through our experienced and cohesive management team with the proven ability to develop and grow acquired assets.

Employees

        At December 31, 2013, we and our subsidiaries employed 282 persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We or our subsidiaries may hire additional personnel in connection with the closing of future acquisitions. We believe that employee relations are generally satisfactory. Approximately 150 of our employees based in Puerto Rico are covered by two collective bargaining agreements, which expire on July 23, 2015 and June 27, 2016, respectively. For more information, see Note 11, "Retirement Plans" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Business Segment

        We operate our business in one operating segment. Our two primary sources of revenue are advertising and retransmission/subscriber fees. Advertising revenue is generated from the sale of advertising time. The advertising sales success is demonstrated by large and diversified portfolio of advertising partners, including many Fortune 500 companies across a variety of industries, which is supplemented by the direct on-air advertising and the sale of air-time. At December 31, 2013, no single advertiser represented more than 5% of our consolidated revenue. Our advertising revenue tends to reflect seasonal patterns of our advertisers' demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico's political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2012, we experienced higher advertising sales as a result of political advertising spending during the 2012 governmental elections. Cinelatino is currently commercial-free, but in an effort to further monetize Cinelatino's strong ratings and attractive audience, one of our primary objectives is to introduce advertising on Cinelatino in the U.S. and Mexico.

        Retransmission and subscriber fees are charged to distributors of our television networks, including cable, satellite and telecommunication service providers. Our television networks are distributed pursuant to multi-year agreements that generally provide for monthly subscriber fees with annual rate increases and have terms of varying length. We recognize retransmission and subscriber fees when it is accrued pursuant to the agreements we have entered into with respect to such revenue.

OUR NETWORKS

WAPA PR

        Headquartered in San Juan, Puerto Rico, WAPA PR is a full-power independent broadcast television network. WAPA PR was founded in 1954 as the second broadcast television network in the Caribbean and the third in Latin America. WAPA PR occupies a prime channel position (channel 4), and together with its full-power repeater stations, WTIN in Ponce and WNJX in Mayagüez, reaches the entire island with the strongest television signal in Puerto Rico. WAPA PR reaches more television households than any of its competitors in Puerto Rico. WAPA PR is also distributed by all cable, satellite and telecommunication service providers in Puerto Rico. According to Mediafax (2009) and Nielsen (2010-2013), WAPA PR has been the #1-rated network in Puerto Rico for five consecutive years, with an average household primetime rating of 15.9 and audience share of 27% in the year ended December 31, 2013.

        WAPA owns a 65,000 square foot building housing WAPA's state-of-the-art production facilities, television studios, and administrative offices. All of WAPA PR's news and most of its local programs are produced at WAPA's production facility, which contains four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions. WAPA also boasts the most technologically advanced news department in Puerto Rico. WAPA recently upgraded its master control to accommodate WAPA PR, WAPA America and WAPA2 Deportes, installed a digital delivery system to streamline programming and promotions and upgraded WAPA PR's signal to high definition.

        WAPA PR is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 65 hours in the aggregate each week. In addition to having the top-rated news programming, WAPA PR's top-rated local shows include Entre Nosotras (the #1-rated local talk show), Pégate al Mediodía (the #1-rated midday program), Risas En Combo (the #1-rated local primetime show) and two new shows launched in 2013, Lo Se Todo (the #1-rated daily show) and El Tiempo es Oro (the #1-rated game show). WAPA PR also licenses and televises blockbuster Hollywood movies and top-rated U.S. television series dubbed into Spanish. This diverse and unique mix of programming has made WAPA PR the market leader in Puerto Rico.

WAPA America

        WAPA America, launched in 2004, is a Spanish-language cable television network targeting Puerto Ricans and Caribbean Hispanics in the U.S. WAPA America is distributed by all major U.S. cable, satellite and telecommunication operators to more than 5 million subscribers. WAPA America televises over 65 hours per week of the top-rated news and entertainment programming produced by WAPA PR. WAPA America supplements its programming with acquired telenovelas, popular sports programming from Puerto Rico and other programming from WAPA PR's library.

        WAPA America is primarily distributed on Hispanic programming packages, which generally consist of 20 or more channels, such as Cinelatino, CNN en Español, Discovery en Español, History en Español, ESPN Deportes and Fox Deportes. WAPA America is also distributed in more highly penetrated packages in select major markets including, Orlando and Tampa. Hispanic pay-TV subscribers are expected to grow driven by the rapid growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. WAPA America expects to capitalize on this strong growth. For more information, see "—Industry."

WAPA2 Deportes

        WAPA PR completed the transition from analog to digital broadcast transmission in 2009 making bandwidth within its signal available to launch a second channel in Puerto Rico. Management identified a need for a local sports television network and in 2010, launched WAPA2 Deportes a digital multicast channel broadcast by WAPA-TV. This network is distributed throughout Puerto Rico through WAPA PR's over-the-air signal and is carried by all cable, satellite and telecommunications distributors in Puerto Rico. WAPA2 Deportes broadcasts various local and U.S. sports programming, including Major League Baseball, with exclusive television rights to the World Series and the All-Star Game, and Puerto Rico's men's professional basketball league, Baloncesto Superior Nacional. In a short period of time, WAPA2 Deportes has become the leading local sports network in Puerto Rico and, on many nights, the station out-rates all U.S.-based networks, including ESPN, TNT and TBS.

WAPA.TV

        Launched in 2008, WAPA's website, WAPA.TV has quickly grown into one of the largest digital multimedia platforms in Puerto Rico. WAPA.TV is the #1-rated television network website in Puerto Rico and is ranked #6 among Puerto Rico-originated sites. WAPA.TV provides up-to-the-minute news and weather, promotional clips of WAPA's most popular shows, additional video content not seen on WAPA PR, and a platform for viewers to share comments and interact, driving further audience engagement.

Cinelatino

        Cinelatino is the leading Spanish-language cable movie network with over 13 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring what it believes to be the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Cinelatino was launched in Mexico in 1993, and introduced into the U.S. in 1995. Cinelatino is headquartered in Coral Gables, FL, and the network operations, as well as satellite and uplinking services are provided by MVS in Mexico City.

        Cinelatino's programming acquisition strategy is specifically intended to provide the audience with the broadest selection of the most popular and highest-quality films across all of the popular genres, from Mexico and all other Latin American countries which have significant populations in the U.S., including Puerto Rico, Dominican Republic, Colombia and Venezuela. Consistent with its programming strategy, Cinelatino has acquired the rights to the majority of the highest grossing box office films in Mexico each year from 2007 to 2013. Cinelatino has an expansive library of over 475 of the best

Spanish-language titles from suppliers across the globe. Driven by the strength of its programming and distribution, Cinelatino is the #1-Nielsen rated Spanish-language cable movie network in the U.S. and the #2-Nielsen rated Spanish-language cable television network in the U.S. overall. Cinelatino is currently commercial-free and generates 100% of its revenue through subscriber fees pursuant to multi-year distribution agreements. In an effort to further monetize Cinelatino's strong ratings and attractive audience, one of our primary objectives is to introduce advertising on Cinelatino in the U.S. and Mexico.

        Cinelatino is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic program packages, and by many Latin American distributors, generally on basic video packages. Hispanic packages distributed in the U.S. generally consist of 20 or more Spanish-language channels, such as WAPA America, CNN en Español, Discovery en Español, History en Español, ESPN Deportes and Fox Deportes. Hispanic pay-TV subscribers are expected to Hispanic pay-TV subscribers are expected to grow driven by the rapid growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. Cinelatino expects to capitalize on this strong growth. For more information, see "—Industry."

        Cinelatino also has more than 9 million Latin American subscribers and is distributed in more than 15 countries throughout Latin America. Cinelatino is presently distributed to only 22% of total pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

OUR COMPETITION

        We compete for the development and acquisition of programming, distribution of our Networks, selling of commercial time on our Networks, viewership to our networks, and on-air and creative talent. Our Networks compete with other Spanish-language broadcast and cable television networks, and digital media companies for the acquisition of programming, viewership, the sale of advertising, and creative talent. Our ability to produce and acquire popular content impacts our viewership and the sale of advertising.

        We also compete with both Spanish-language and English-language broadcast and cable television networks for distribution of our Networks and the fees charged to cable, satellite and telecommunication service providers. Our ability to retain and secure distribution agreements is necessary to attract viewership which drives advertising sales. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. The launch of new networks and consolidation within the cable and satellite distribution industry, may adversely affect our ability to obtain and maintain contractual terms for the distribution of our Networks.

        Certain technological advances, including the increased deployment of fiber optic cable, are expected to allow cable and telecommunication video service providers to continue to expand both their channel and broadband distribution capacities and to increase transmission speeds. In addition, the ability to deliver content via new methods and devices is expected to increase substantially. The impact of such added capacities is hard to predict, but the development of new channels of content distribution could lead to increased competition for viewers by facilitating the emergence of additional channels and mobile and internet platforms through which viewers could view programming that is similar to that offered by our subsidiaries.

        WAPA PR competes with broadcast television networks and cable television networks in Puerto Rico for audience viewership, advertising sales, and programming. WAPA PR's main competitors are television stations owned by Univision and Telemundo, which rely on their U.S. parents for programming, which consists primarily of telenovelas produced in Mexico, the U.S. and Latin America. There are a few other local broadcasters, but they tend not to be competitive due to weak programming and/or poor signal quality. WAPA PR reaches more television households in Puerto Rico than any of its competitors. In addition, while all major English-language U.S. broadcast networks have local affiliates, they are, for the most part, low power stations with nominal ratings. Only approximately half of the television households in Puerto Rico subscribe to pay-TV and cable channels are generally not competitive as they tend to be U.S.-based, English-language channels with little relevance to the Puerto Rico Spanish speaking market. WAPA PR has effectively customized its programming for the viewing preferences of the Puerto Rican market with more local entertainment and news programming than its competitors, as well as blockbuster Hollywood movies and hit U.S. television series. As a result, WAPA PR has been the ratings leader for the past five years. WAPA2 Deportes competes for viewership, advertising sales and programming with other channels offering similar sports programming in Puerto Rico. Competitors include U.S.-based cable networks, such as ESPN, TNT, and TBS, and certain satellite distributors who have acquired sports media rights for their owned channels. WAPA.TV competes with other news, weather and entertainment websites for the distribution of its content, development and acquisition of content, audience viewership and advertising sales. To an extent, WAPA.TV also competes with U.S. search engines and social networks, such as Google, Facebook and Yahoo, for website traffic.

        Many of our competitors may possess greater human and other resources than us, and our financial resources may be relatively limited when contrasted with many of these competitors.

INTELLECTUAL PROPERTY

        Our intellectual property assets principally include copyrights in television programming, websites and other content, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds. The protection of our Networks' brands and content is of primary importance to our success. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and Internet/domain name statutes, laws and contract provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case.

INDUSTRY

U.S. Hispanic Market

U.S. Hispanics

        Hispanics accounted for more than half of the growth in the total population of the United States between 2000 and 2012. As of the 2012 U.S. American Community Survey 1-Year Estimates Census, nearly 53 million Hispanics resided in the United States, which represents an increase of 17.6 million people, or 50% between 2000 and 2012. As a result of this growth, the U.S. Hispanic market now represents the second largest Hispanic economy in the world after Mexico. About 64% of the U.S. Hispanic population reported their origin as Mexican, followed by Puerto Rican, the second largest Hispanic group, at 9%. In addition, the Hispanic population on average is significantly younger than the overall population. The median age of U.S. Hispanics is 28, which is nearly ten years younger than the overall U.S. median age.

U.S. Puerto Rican and Caribbean Hispanics

        Puerto Ricans are the second-largest Hispanic community in the U.S. behind Mexican Americans. There are 4.9 million Puerto Ricans and an additional 4.9 million Hispanics from other Caribbean countries residing in the U.S., and together, Puerto Ricans and other Caribbean Hispanics represent approximately 18% of the total U.S. Hispanic population. The Puerto Rican population in the U.S. grew 36% from 2000 to 2010, while the overall Caribbean Hispanic population grew 50% during the same time period.

        Spanish-language television programming in the U.S. is typically targeted towards the Mexican American audience. In many major U.S. markets, however, Puerto Ricans and other Caribbean Hispanics represent the great majority of the U.S. Hispanic population, exceeding Mexican Americans. These key markets include New York, Miami, Orlando, Tampa, Boston, Philadelphia and Hartford. Even in some of the largest U.S. markets, such as Chicago and Los Angeles, where Mexicans are the largest Hispanic group, Puerto Ricans represent a significant population segment.

Hispanic Television and Pay-TV Landscape

        Within the U.S. cable network industry, the U.S. Hispanic demographic is attractive for a number of reasons:

  •
  Growth in Hispanic TV households: U.S. Hispanic television households grew by over 30% during the period from 2006 to 2014, from 11.2 million households to 14.7 million households, approximately six times the overall U.S. television household growth of only 5%. The continuing rapid growth of Hispanic television households creates a significant opportunity to reach an attractive audience at a time when overall household growth in the U.S. is more modest.

  •
  Growth in Hispanic pay-TV subscribers: Hispanic pay-TV subscribers are expected to grow significantly, driven not only by the rapid growth in Hispanic television households, but also by the increased penetration of pay-TV among Hispanics. Hispanic pay-TV subscribers increased 57% from 2006 to 2014, growing from 7.9 to 12.4 million subscribers, nearly six times the 7% increase in overall U.S. pay-TV subscribers during the same period. This 41% growth also significantly over-indexes the 31% Hispanic television household growth during the same period.

Television Viewing and Language Preferences

  •
  Hispanics Enjoy Movies: In 2012, Hispanics had the highest per capita movie attendance, visiting theaters on average 9.5 times per year compared to about 6.8 times for the overall population. Hispanics make up 18% of the movie-going population and 25% of movie ticket sales.

  •
  Hispanics Prefer Television in Spanish: Spanish remains the preferred language in the homes of most U.S. Hispanics, and this powerfully influences television viewing habits. According to Nielsen, approximately 56% of Hispanics aged 18 and over prefer to speak Spanish in their homes. Spanish-dominant or bilingual homes comprise about 65% of U.S. Hispanic households, and these homes exhibit a strong preference to watch television in their native language. Spanish-dominant households view 78% of television in Spanish and bilingual homes view about 50% of television in Spanish. In the 2012-2013 broadcast season, while viewing to the four largest English-language broadcast networks declined overall, Spanish-language broadcast networks Univision and Telemundo both grew their audience.

Hispanic Advertising Market

        Hispanic households represent approximately 17% of the total U.S. population and approximately 9% of the total U.S. discretionary consumption, but only 5% of the aggregate media spend targets U.S. Hispanics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market.

        U.S. Hispanic cable advertising growth has significantly outpaced overall U.S. cable advertising growth as well as Hispanic broadcast advertising growth. U.S. Hispanic cable advertising revenue grew at a 17% CAGR from 2006 to 2013, nearly tripling from $119 million to $356 million. Going forward, U.S. Hispanic cable advertising is expected to grow to at an 11% CAGR from 2013 to 2015, far outpacing forecasted growth for all U.S. cable advertising of 8%, and U.S Hispanic broadcast advertising of 5%.

        Similar to the under-indexing of U.S. general market cable advertising relative to viewing share 25 years ago, U.S. Hispanic cable advertising today significantly under-indexes relative to its share of the Spanish-language television audience. In 2013, U.S. Hispanic cable networks are expected to have garnered only 11% of total U.S. Hispanic television advertising.

Latin American market (excluding Brazil)

        Latin America remains an attractive region due to its large population, shared language, strong economic growth and growing discretionary spend. Pay-TV subscribers in Latin America are projected to grow from 42 million in 2013 to 56 million by 2018, representing a CAGR of 6%, and pay-TV penetration of television households is expected to increase to 56%. This growth is expected to be driven by a sizeable and growing population, as well as a strong macroeconomic backdrop and rising disposable income across geographies. In addition, investments in network infrastructure have improved service and performance, leading to increased penetration for pay-TV operators.

Puerto Rico Overview

        Puerto Rico is a U.S. territory and has a U.S. dollar-based economy, U.S. rule of law and strong governmental ties to the United States. The broadcast television industry in Puerto Rico is regulated by the U.S. Federal Communications Commission, and the banking system is regulated under the U.S. system (Federal Deposit Insurance Corporation). Puerto Rico has a population of approximately 3.7 million, with an additional 5.0 million Puerto Ricans living in the mainland U.S. All Puerto Ricans are U.S. citizens.

Economy

        The Gross Domestic Product ("GDP") of Puerto Rico was $101 billion in 2012, an increase of 0.5% over 2011, ranking Puerto Rico ahead of 15 U.S. states. While the Puerto Rico economy is strongly influenced by the U.S. business cycle, Puerto Rico's economy has declined each year since 2006, except for the modest growth shown in 2012. This prolonged recession is due to the long-term decline in the dominant manufacturing sector, decreased competitiveness as a result of expired federal tax benefits, and high energy costs. The economic hardship has been exacerbated by years of budgetary imbalance that has been funded through increased governmental borrowings. The increased governmental borrowings coupled with the weak economy led to the downgrading of the bonds issued by the Commonwealth of Puerto Rico to non-investment grade status by the credit rating agencies in early 2014.

        A new administration entered office in 2013 and has taken what we believe to be strong and aggressive actions to control spending, reform the pension systems, and raised the corporate tax rate from 30% to 39%. Through these actions, the budget deficit will be reduced to a projected $650 million as of June 30, 2014, down from $3.3 billion on June 30, 2009. The administration has announced plans to introduce a balanced budget for fiscal 2015. Additionally, the administration has taken measures to promote economic development and job creation. In March 2014, the Commonwealth of Puerto Rico issued $3.5 billion in bonds which is expected to ease the near-term liquidity pressures. The outlook though is expected to remain negative until the measures taken by the administration show evidence of promoting growth and economic revival.

Puerto Rico Broadcast Television Market

        Puerto Rico has 1.4 million television households, comparable to that of a top 20 U.S. television market. Puerto Rico is the third largest U.S. Hispanic market behind Los Angeles and New York.

        Puerto Rican television broadcasters capture the dominant share of viewership, which is unique relative to the U.S. The three primary broadcasters in Puerto Rico—WAPA PR, Univision and

Telemundo—collectively garner approximately 70% of all television household viewership, distinguishing Puerto Rico from the U.S. television market, where the four major national broadcast networks (ABC, CBS, NBC and Fox) garner a collective primetime audience share of less than 40%. In fact, WAPA PR's ratings are more than three times higher than the most highly-rated broadcast network in the U.S., CBS.

GOVERNMENT REGULATION

        Our broadcast and cable network operations are subject to regulation by governmental authorities in the United States, Puerto Rico and other countries where they operate. The rules, regulations, policies and procedures affecting our business are constantly subject to change. This section contains a summary of certain government regulations that may affect our operations. This information is summary in nature and does not purport to describe all present and proposed laws and regulations affecting our business.

Introduction

        Our Networks are subject to regulation by the FCC under the Communications Act of 1934, as amended ("Communications Act"). Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast stations, including the WAPA PR station, and other uses; determines the location, frequency and operating power of stations; grants permits and licenses to construct and operate television stations on particular frequencies; issues, revokes, modifies and renews television broadcast station licenses; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

        The FCC has also adopted various rules that regulate the content of programming broadcast by television stations, including the WAPA PR stations, and carried by cable networks, including WAPA America and Cinelatino. These rules regulate, among other things, children's programming, sponsorship identification disclosures, closed captioning of certain television programming, and obscene, indecent and profane content. Additionally, the FCC's rules require broadcast stations to implement equal employment opportunity outreach programs and maintain records relating to these programs and make filings with the FCC evidencing such efforts. The FCC could also adopt other regulations that affect cable networks, such as the requirement that the cable programming services be on an "á la carte" basis, which could affect their business operations.

        The following is a brief summary of certain provisions of the Communications Act, and specific FCC rules and policies and certain other statutes and regulations. The summaries are not intended to describe all present and proposed statutes and FCC rules and regulations that impact broadcast television and cable network operations. Failure to observe the provisions of the Communications Act and the FCC's rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short-term" (less than the maximum term) broadcast license renewals or, for particularly egregious violations, the denial of a broadcast license renewal application, the revocation of a broadcast license, or the withholding of approval for acquisition of additional broadcast properties.

FCC Licenses and Renewal

        The Communications Act permits the operation of a broadcast station only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the full term of eight years). Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC's rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station's license, either with conditions or without, or it may designate the renewal application for hearing. In 2013, the FCC renewed our television licenses for full eight year terms expiring in 2021.

Media Ownership Restrictions and FCC Proceedings

        The FCC's broadcast ownership rules affect the number, type and location of broadcast and newspaper properties that we are allowed to hold or acquire. The rules now in effect limit the common ownership, directly or by way attribution, operation or control of: (i) television stations serving the same area; (ii) television stations and daily newspapers serving the same area; and (iii) television stations and radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations under common ownership, directly or by way of attribution. The FCC's rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits. In general, officers, directors and stockholders holding 5% or more of the voting interests in Hemisphere are deemed to have attributable interests. The FCC's ownership limits therefore apply to our principals and certain investors in our Company.

        The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In 2007, the FCC adopted a Report and Order fulfilling the FCC's obligation to review its media ownership rules every four years. The rules currently in effect are summarized below. Currently pending at the FCC is a Notice of Proposed Rulemaking issued in 2011 in which the FCC proposed to eliminate the radio/television cross-ownership rule and relax the newspaper/broadcast cross-ownership ban in the 20 largest television markets. The FCC also requested comments on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership restrictions.

Local Television Ownership Rule

        Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as the market would have at least eight independently owned full power television stations after the combination and at least one of the stations is not one of the top-four-rated stations (based on audience share) in the television market. The rule also permits the ownership, operation or control of two television stations in a market as long as the stations' Noise Limited Service contours do not overlap. In 2011 the FCC sought comments on its proposal to eliminate the contour overlap exception that permits common ownership of two television stations in the same market. At that time, the FCC proposed to grandfather existing common ownership of stations that would not be permitted after the elimination of this exception. The matter remains pending. Broadcast stations designated by the FCC as "satellite" stations are exempt from the local television ownership rule. WNJX-TV and WTIN-TV have been designated by the FCC as "satellite" stations of WAPA-TV, a division of WAPA PR. The FCC may also waive its local television ownership rule to permit ownership, operation or control of two television stations in a market that would not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a "failed" station, or is "failing" (i.e., stations with negative cash flow and less than a four share all day audience rating). Under the rule, the licensee of a television station that provides more than 15% of another in-market station's weekly programming will be deemed to have an attributable interest in the other station.

Radio-Television Cross-Ownership Rule

        The radio-television cross-ownership rule generally allows common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, one television station and seven radio stations, in any market where at least 20 independent voices would remain after the combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and one television and one radio station notwithstanding the number of independent voices in the market. A "voice" generally includes independently owned, same-market commercial and noncommercial broadcast television and radio stations, newspapers of certain minimum circulation, and one cable system per market.

Newspaper-Broadcast Cross-Ownership Rule

        Under the currently effective newspaper-broadcast cross-ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily newspaper (published at least 4 days a week, in the dominant language of the market, and with a circulation exceeding 5% of the households in the designated market area) and either a television station or a radio station in the same market if specified signal contours of the television station or the radio station encompass the entire community in which the newspaper is published.

Attribution of Ownership

        Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly "insulated" from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee's total assets, if the interest holder supplies more than 15 percent of the station's total weekly programming or is a same-market broadcast company or daily newspaper publisher; (vi) time brokerage of a broadcast station by a same-market broadcast company; and (vii) same-market radio joint sales agreements. Because we are controlled by a single stockholder holding a majority of the voting power of our capital stock, the FCC's current rules do not treat other five percent or greater voting stockholders as attributable, and those ownership interests are not required to be reported to the FCC. Pending before the FCC is a proposal to eliminate the single majority shareholder exception. The FCC is also considering a proposal to require the disclosure in biennial ownership reports of information about five percent or greater voting shareholders, even if such interests are not attributable under the FCC's ownership rules.

        Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage or joint sales components generally are not deemed attributable under the FCC's current ownership rules, but as indicated above, the FCC is considering a proposal to change this rule.

Commission Approval of Transfer of Control of FCC Licenses

        The FCC's prior approval is required for the transfer of control or assignment of FCC licenses. We are currently controlled by InterMedia Partners VII, L.P. and its affiliates ("InterMedia"), which owns approximately 80% of our Class B common Stock, par value $0.0001 per share ("Class B common stock"). The FCC's prior consent would be required prior to any transaction that would result in a change in control of Hemisphere or InterMedia. An application for consent to a transfer of control or assignment of licenses would be subject to a formal public notice and comment period during which petitions to deny the applications would be accepted by the FCC.

        A person or entity requesting the FCC's consent to acquire or obtain control of our television station licenses must demonstrate that the acquisition complies with the FCC's ownership rules or that a waiver of the rules is in the public interest. As discussed above, we own two television stations, WNJX-TV and WTIN-TV, which are operated as "satellite" stations of WAPA-TV. Stations granted satellite status are exempt from the FCC's local television ownership rule. Thus, this status permits the common ownership of the three WAPA PR broadcast stations that would not otherwise be permitted. WNJX-TV and WTIN-TV were first accorded satellite status in 2001 due to the unique circumstances of the Puerto Rico market, including its topography and economic conditions, and the FCC has renewed this grant in subsequent transactions. We anticipate the FCC would continue to grant satellite status to WNJX-TV and WTIN-TV in future change-in-control transactions.

Alien Ownership Restrictions

        Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities, whom the FCC refers to as "aliens," or their representatives, by foreign governments or their representatives, or by non-U.S. corporations.

        Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity. In the past, the FCC has made such an affirmative finding with respect to broadcast licenses only in highly limited circumstances. In 2013, however, the FCC issued a declaratory ruling that notwithstanding its past practices, it will consider on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the capital stock of the parent of a broadcast licensee. In acting upon such a request, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and trade policy issues. Therefore, the FCC could revoke the licenses for WAPA PR's television stations if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens, unless the FCC has ruled in advance that such investments by foreigners are in the public interest.

        To the extent necessary to comply with the Communications Act and FCC rules and policies, our board of directors may (i) take any action it believes necessary to prohibit the ownership or voting of more than 25% of our outstanding capital stock by or for the account of aliens or their representatives or by a foreign government or representative thereof or by any entity organized under the laws of a foreign country (collectively, "Aliens"), or by any other entity (a) that is subject to or deemed to be subject to control by Aliens on a de jure or de facto basis or (b) owned by, or held for the benefit of Aliens in a manner that would cause us to be in violation of the Communications Act or FCC rules and policies; (ii) prohibit any transfer of our stock which we believe could cause more than 25% of our outstanding capital stock to be owned or voted by or for any person or entity identified in the foregoing clause (i); (iii) prohibit the ownership, voting or transfer of any portion of its outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause us to violate or would otherwise result in violation of any provision of the Communications Act or FCC rules and policies; (iv) convert shares of our Class B common stock into shares of our Class A common stock to the extent necessary to bring us into compliance with the Communications Act or FCC rules and policies; and (v) redeem capital stock to the extent necessary to bring us into compliance with the

Communications Act or FCC rules and policies or to prevent the loss or impairment of any of our FCC licenses.

Digital Television

        As of June 12, 2009, all full-power broadcast television stations were required to cease broadcasting analog programming and convert to all digital broadcasts. Digital broadcasting allows stations to offer digital channels for a wide variety of services such as high definition video programming, multiple channels of standard definition video programming, such as WAPA2 Deportes, data, and other types of communications. Each station is required to provide at least one free over-the-air video program signal.

        To the extent a station has "excess" digital capacity (i.e., digital capacity not used to transmit free, over-the-air video programming), it may elect to use that capacity in any manner consistent with FCC technical requirements, including for data transmission, interactive or subscription video services, or paging and information services. If a station uses its digital capacity to provide any such "ancillary or supplementary" services on a subscription or otherwise "feeable" basis, it must pay the FCC an annual fee equal to 5% of the gross revenues realized from such services.

MVPD Retransmission of Local Television Signals

        A number of provisions of the Communications Act and FCC rules govern aspects of the relationship between broadcast television stations and distributors of multiple channels of video programming such as cable, satellite and telecommunications companies (referred to as MVPDs). The rules generally provide certain protections for local broadcast stations, for which MPVDs are an important means of distribution and a provider of competing program channels.

        To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems and direct broadcast satellite transmit that station's primary digital channel to their subscribers within the station's market (the so-called "must-carry" rule). Alternatively, a station may elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local MVPD—referred to as "retransmission consent." A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the MPVD and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. Elections were made in October 2011 for the 2012-2014 three year period. WAPA PR elected retransmission consent and has entered into retransmission consent contracts with virtually all MVPD systems serving Puerto Rico.

        MVPDs are not required to carry any programming streams other than a station's primary video programming channel. Consequently, WAPA PR's multicast channel WAPA2 Deportes is not entitled to mandatory carriage under the FCC's must-carry rules. However, we are free to negotiate with MVPDs for the carriage of additional programming streams.

        In March 2011, the FCC issued a Notice of Proposed Rulemaking ("NPRM") reviewing the retransmission consent rules. The NPRM requests comment on proposals to strengthen the good faith negotiation requirements and to require advance notice of the potential that a television station could be dropped from an MVPD's programming lineup. In a separate proceeding, the FCC has requested comment on whether the definition of MVPD should be expanded to include entities that make available multiple channels of video programming to subscribers through Internet connections. Both proceedings are pending, and we cannot predict what impact, if any, they will have on our negotiations with video programming distributors.

Repurposing of Broadcast Spectrum for Other Uses

        In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. On October 2, 2012, the FCC released a Notice of Proposed Rulemaking to begin to develop the rules and procedures to implement incentive auctions authorized by Congress. That rulemaking process remains ongoing.

        The incentive auction process would have three components. First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station's spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license.

        Second, in order to accommodate the spectrum reallocated to new users, the FCC will "repack" the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, Congress directed the FCC, when repacking to television broadcast spectrum, to make reasonable efforts to preserve a station's coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF band, the band in which WAPA PR's broadcast licenses operate, to the VHF band or from the high VHF band to the low VHF band.

        Third, the FCC would conduct a forward auction of the relinquished spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022.

        The outcome of the incentive auction and repacking of broadcast television spectrum, or the impact of such items on WAPA PR's business, cannot be predicted.

EEO Rules

        The FCC's Equal Employment Opportunity ("EEO") rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast television stations. Broadcasters are also subject to random audits to ensure compliance with the FCC's EEO rules and may be sanctioned for noncompliance.

Recordkeeping

        The FCC rules require broadcast television stations to maintain various records regarding operations, including equipment performance records and a log of the station's operating parameters. Television stations must also maintain a public inspection file, portions of which are hosted on an FCC-maintained website. This file must contain various records, including the station license, FCC applications, contour maps, ownership reports, political broadcasting records, EEO public file reports, a copy of the manual "The Public and Broadcasting," correspondence from the public, material regarding FCC investigations or complaints, issues/programs lists, children's television programming reports, records concerning compliance with commercial limits in children's programming, time brokerage agreements and joint sales agreements, and statements of must-carry/retransmission elections.

Broadcast Localism

        In 2007, the FCC issued a Report on Broadcast Localism and Notice of Proposed Rulemaking (the "Localism Report"). The Localism Report tentatively concluded that broadcast stations should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of their communities. The Localism Report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The Localism Report sought public comment on two additional rule changes that would impact television broadcasters. These rule changes would restrict a broadcaster's ability to locate a station's main studio outside the community of license and the right to operate a station remotely. To date, the FCC has not issued a decision adopting rules to implement any of the initiatives in the Localism Report, and it cannot be predicted whether or when the FCC might act to codify any such initiatives.

Programming and Operations

        Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business or operations of broadcast stations, including WAPA PR, and cable networks, including WAPA America and Cinelatino.

        Obscenity, Indecency and Profanity.    Federal statutes prohibit the broadcast or transmission of obscene material at any time by broadcast television stations, including the WAPA PR stations or on cable networks, including WAPA America and Cinelatino. The FCC's rules also prohibit television stations, including the WAPA PR stations, from broadcasting indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. In recent years, the FCC has intensified its enforcement activities with respect to programming it considers indecent and has issued numerous fines to licensees found to have violated the indecency rules.

        In July 2007, the FCC implemented increased forfeiture amounts for indecency violations that were enacted by Congress. The maximum permitted fine for an indecency violation is $325,000 per incident and $3,000,000 for any continuing violation arising from a single act or failure to act.

        Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC's indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2011, the Supreme Court granted certiorari in this case. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX (two television networks that were fined for airing allegedly indecent material) for the specific broadcasts at issue because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives or momentary nudity. However, the Supreme Court did not make any substantive ruling regarding the FCC's current indecency policies. In April 2013, the FCC requested comments on its indecency policy, including whether to ban the use of fleeting expletives or whether it should only impose fines from broadcasts that involve repeated and deliberate use of expletives. The FCC has not issued any decisions regarding indecency enforcement since the Supreme Court's decision was issued, although it has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policy generally.

        Children's Programming.    Federal statutes and FCC rules require broadcast television stations, including the WAPA PR stations, to broadcast three hours per week of educational and informational programming ("E/I programming") designed for children 16 years of age and younger. FCC rules also require television stations to air E/I programming on each additional digital multicast program stream broadcast, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels.

        Federal statutes and FCC rules also limit the amount and content of commercial matter that may be included in programming primarily produced and carried for children 12 years and younger by broadcast television stations and cable networks, including WAPA America and Cinelatino. The FCC's rules also limit the display, during children's programming on broadcast stations and cable networks, of

Internet addresses of websites that contain or link to commercial material or that use program characters to sell products. In October 2009, the FCC issued a Notice of Inquiry ("Children's NOI") seeking comment on a broad range of issues related to children's usage of electronic media and the current regulatory landscape that governs the availability of electronic media to children. The Children's NOI remains pending, and it cannot be predicted what recommendations or further action, if any, will result from it.

        Some U.S. policymakers have sought limitations on food and beverage marketing in media popular with children and teens. In April 2011, the Interagency Working Group on Food Marketed to Children, which is comprised of the Federal Trade Commission, the Centers for Disease Control and Prevention, the Food and Drug Administration and the U.S. Department of Agriculture, jointly requested comment on proposed nutritional restrictions for food and beverage marketing directed to children and teens aged 17 years and under. Although the proposed guidelines are nominally voluntary, if these or other similar guidelines are implemented by food and beverage marketers, they could have a negative impact WAPA PR and WAPA America's advertising revenues.

        Commercial Loudness.    The 2010 Commercial Advertisement Loudness Mitigation Act ("CALM Act") and the FCC rules implementing the CALM Act, require television stations, cable television operators, satellite television providers, and other pay television providers to limit the average volume of commercials, including promotional announcements, to the same average volume as the programming it accompanies. The FCC rules do not specifically require video programming providers, such as WAPA America or Cinelatino, to comply with the rules regarding the loudness of commercials. However, video programming distributors may request or require by contract that programming providers certify compliance with those rules for commercials embedded in programming.

        Closed Captioning.    FCC rules require the majority of programming broadcast by television stations and carried on cable networks to contain closed captions. In January 2012, the FCC adopted rules to require that television programming broadcast by television stations, including the WAPA PR stations, or transmitted by cable, including on WAPA America or Cinelatino, with captioning include captioning if subsequently made available online, for example, by streaming on WAPA.TV.

        Sponsorship Identification.    Both the Communications Act and the FCC's rules generally require that, when payment or other consideration has been received or promised to a broadcast television station for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of broadcast. Cable systems are subject to the same requirement when the system is originating programming, also known as cablecasting. In June 2008 the FCC sought comments on whether it should adopt additional regulations with respect to sponsorship identification requirements on cable programmers. That proceeding remains pending.

Program Access Restrictions

        Under the Communications Act, vertically integrated cable programmers are generally prohibited from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC's regulations. The FCC's "program access" rules previously limited the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable television operators. However, in 2012, the FCC declined to extend the exclusive contract prohibition section of the program access rules beyond its October 5, 2012 sunset date. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable television operator, in whole or in part, under the FCC's program access attribution rules. Cable television operators for this purpose may include telephone companies that provide video programming directly to subscribers. Any holdings of cable television operators by our shareholders, officers, and directors may be attributable to us, and therefore could have the effect of making WAPA America and Cinelatino subject to the program access rules, which could adversely affect the flexibility to negotiate the most favorable terms available for their content.

Regulation of the Internet

        Internet services, including WAPA.TV and CINELATINO.COM, are subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Privacy Protection Act (COPPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal, state, territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

Other Regulations

        In addition to the regulations applicable to the broadcast, cable television and Internet industries in general, we are also subject to other federal, state, territorial, and local regulations, including, without limitation, regulations promulgated by federal, state, and territorial environmental, health and labor agencies. Cinelatino is also subject to laws and regulations that may be adopted or promulgated by the governments of other jurisdictions in which it operates.

AVAILABLE INFORMATION

        Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are made available free of charge on or through our website at www.hemispheretv.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the "SEC" or the "Commission"). The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the Commission.

        You may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our Corporate Governance Guidelines, Audit Committee Charter, Code of Business Conduct and Ethics, are available at our website at www.hemispheretv.com under "Investor Relations—Corporate Governance." Copies will also be provided to any Hemisphere stockholder upon written request to Investor Relations, Hemisphere Media Group, Inc. at 2000 Ponce de Leon Blvd., Suite 500, Coral Gables, FL, 33134, or via electronic mail at ir@hemispheretv.com, or by contacting Investor Relations by telephone at (212) 687-8080.

Item 1A.    Risk Factors.

        The following risk factors and the forward-looking statements elsewhere herein should be read carefully in connection with evaluating our business and our subsidiaries. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Many of the risk factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together which all of the other information presented herein, in evaluating our business and our subsidiaries. These risk factors may be amended, supplemented or superseded from time to time in future filings and reports that we file with the Commission in the future. For purposes of the disclosure set forth in the following risk factors, the term "Cable Businesses" historically refers to Cinelatino and WAPA America, and in the future, refers to Cinelatino, WAPA America and the Acquired Cable Business (assuming the consummation of the acquisition of the Acquired Cable Business). The term "Business" historically refers collectively to our consolidated operations, and in the future, refers collectively to our consolidated operations after giving effect to the acquisition of the Acquired Cable Business. The term "Networks" historically refers collectively to WAPA PR, WAPA2 Deportes, WAPA America and Cinelatino, and in the future, refers collectively to our consolidated networks after giving effect to the acquisition of the Acquired Cable Business.

Risk Factors Related to our Business

Service providers could discontinue or refrain from carrying our Networks or decide not to renew their distribution agreements, which could substantially reduce the number of viewers and harm our Business and operating results.

        Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including our Networks. The success of each of our Networks is dependent, in part, on our ability to enter into new carriage agreements and maintain or renew existing agreements or arrangements with satellite systems, telephone companies (referred to herein as "telcos"), and cable multiple system operators (referred to as "MSO"s), and the MSOs' affiliated regional or individual cable systems (all collectively referred to as the "Distributors"). Although our Networks currently have arrangements or agreements with, and are being carried by, many of the largest Distributors, having such a relationship or agreement with a Distributor does not always ensure that the Distributors will continue to carry our Networks. Additionally, under our Cable Businesses' current contracts and arrangements, the Cable Businesses typically offer Distributors the right to transmit the programming services comprising our Cable Businesses to their subscribers, but not all such contracts or arrangements require that the programming services comprising our Cable Businesses be offered to all subscribers of, or any specific tiers of, or to a specific minimum number of subscribers of a Distributor. Also, WAPA PR is dependent on its retransmission consent agreements that provide for per subscriber fees with annual rate escalators. No assurances can be provided that WAPA PR will be able to renegotiate all such agreements on favorable terms, on a timely basis, or at all. A failure to secure a renewal of our Networks' agreements, or a renewal on less favorable terms may result in a reduction in our Business's retransmission fees, subscriber fees and advertising revenues, and may have a material adverse effect on our results of operations and financial position.

The success of our Business is dependent upon advertising revenue, which is seasonal and cyclical, and will also fluctuate as a result of a number of other factors, some of which are beyond our control.

        The success of our Business is dependent upon our advertising revenues. Our Networks' ability to sell advertising time and space depends on, among other things:

  •
  economic conditions in the markets in which our Networks operate;

  •
  the popularity of the programming offered by our Networks;

  •
  changes in the population demographics in the markets in which our Networks operate;

  •
  advertising price fluctuations, which can be affected by the popularity of programming, the availability of programming, and the relative supply of and demand for commercial advertising;

  •
  our competitors' activities, including increased competition from other advertising-based mediums, particularly MVPD operators, and the internet;

  •
  decisions by advertisers to withdraw or delay planned advertising expenditures for any reason;

  •
  labor disputes or other disruptions at major advertisers;

  •
  changes in audience ratings; and

  •
  other factors beyond our control.

        Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. Any decline in audience ratings could cause revenue to decline, adversely impacting our Business and our operating results. Our advertising revenue and results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher operating income in the fourth quarter than in the first, second, and third quarters of each year. This seasonality is primarily attributable to advertisers' increased expenditures in anticipation of the holiday season spending. In addition, we typically experiences an increase in revenue every four years as a result of advertising sales in respect of local government elections in Puerto Rico. The next political year will be 2016. As a result of the seasonality and cyclicality of our revenue, and the historically significant increase in our revenue during election years, investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

If our Networks' viewership declines for any reason, or our audience ratings decline for any reason or our Networks fail to develop and distribute popular programs, our advertising and subscriber fee revenues could decrease.

        Our Networks' viewership and audience ratings, as applicable, are critical factors affecting both (i) the advertising revenue that we receive, and (ii) the extent of retransmission, distribution and subscriber fees we receive, as applicable, under agreements with our Distributors. Our ratings are dependent, in part, on our ability to consistently create and acquire programming that meets the changing preferences of viewers in general and viewers in our Networks' target demographic category.

        Our Networks viewership is also affected by the quality and acceptance of competing programs and other content offered by other networks, the availability of alternative forms of entertainment and leisure time activities, including general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending. Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. Any decline in our Networks' viewership or audience ratings could cause advertising revenue to decline, subscription revenues to fall, and adversely impact our Business and operating results.

Our Networks may not be able to grow their subscribers and/or subscriber/retransmission fees, or such subscribers and/or fees may decline and, as a result, our revenues and profitability may not increase and could decrease.

        The growth of our Networks' subscriber base depends upon many factors, such as overall growth in cable, satellite and telco subscribers, the popularity of our Networks' programming, our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, maintenance of existing distribution, and the success of our marketing efforts in driving consumer demand for their content, as well as other factors that are beyond our control.

        A major component of our financial growth strategy is based on our ability to increase our Cable Businesses' subscriber base. If our Cable Businesses' programming services are required by the FCC to be offered on an "à la carte" basis, our Cable Businesses could experience higher costs, reduced distribution of our program service, perhaps significantly, and lose viewers. There can be no assurance that we will be able to maintain or increase our Cable Businesses' subscriber base on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain or increase our Cable Businesses' current subscriber fee rates.

        In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and our Networks are not able to predict with any accuracy when such increases in our subscriber bases may occur, if at all, or if we can maintain or increase our current subscriber fee or retransmission fee rates, as applicable. If our Networks are unable to grow our subscriber bases or if we reduce our subscriber fee or retransmission fee rates, as applicable, our revenues may not increase and could decrease.

The television market in which our Networks operate is highly competitive, and we may not be able to compete effectively, particularly against competitors with greater financial resources, brand recognition, marketplace presence and relationships with service providers.

        Our Networks compete with other television channels for the distribution of their programming, development and acquisition of content, audience viewership and advertising sales. With respect to audiences, television stations compete primarily based on program popularity. We cannot provide any assurances as to the acceptability by audiences of any of the programs our Networks broadcast. Further, because our Networks compete for the rights to produce or license certain programming, we cannot provide any assurances that we will be able to produce or obtain any desired programming at costs that we believe are reasonable. Our inability or failure to broadcast popular programs on our Networks, or otherwise maintain viewership for any reason, including as a result of significant increases in programming alternatives and the failure to compete with new technological innovations could result in a lack of advertisers, or a reduction in the amount advertisers are willing to pay us to advertise, which could have a material adverse effect on our Business, financial condition, and results of operations.

        Our Networks compete with other Spanish-language broadcast and cable television networks, and digital media companies for the acquisition of programming, viewership, the sale of advertising, and creative talent. Our Networks also compete for the development and acquisition of programming, selling of commercial time on our Networks and on-air and creative talent. It is possible that our competitors, many of which have substantially greater financial and operational resources than our Networks, could revise their programming to offer more competitive programming which is of interest to our Networks' viewers.

        Additionally, our Cable Businesses compete with other television channels to be included in the offerings of each video service provider and for placement in the packaged offerings having the most subscribers. For example, our Cable Businesses' ability to secure distribution is dependent upon the production, acquisition and packaging of programming, audience viewership, and the prices charged for carriage. Our Cable Businesses' contractual agreements with Distributors are renewed or renegotiated from time to time in the ordinary course of business. With respect to WAPA PR, cable network programming, combined with increased access to cable and satellite TV, has become a significant competitor for broadcast television programming viewers.

        Our Networks also compete for advertising revenue with general-interest television and other forms of media, including magazines, newspapers, radio and other digital media. Our ability to secure additional advertising accounts relating to our Networks' operations depends upon the size of each

Networks' audience, the popularity of our programming and the demographics of our viewers, as well as strategies taken by our Networks' competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for advertising accounts and related advertising expenditures is intense. We faces competition for such advertising expenditures from a variety of sources, including other networks and other media. We cannot provide assurance that our Networks' advertising sponsors will pay advertising rates for commercial air time at levels sufficient for us to make a profit, that we will maintain relationships with our current advertising sponsors or that we will be able to attract new advertising sponsors or increase advertising revenues. Changes in ratings technology, or methodology or metrics used by advertisers or other changes in advertisers' media buying strategies also could have a material adverse effect on our financial condition and results of operations. If we are unable to attract advertising accounts in sufficient quantities, our revenues and profitability may be harmed.

        Certain technological advances, including the increased deployment of fiber optic cable, are expected to allow cable and telecommunication video service providers to continue to expand both their channel and broadband distribution capacities and to increase transmission speeds. In addition, the ability to deliver content via new methods and devices is expected to increase substantially. The impact of such added capacities is hard to predict, but the development of new methods of content distribution could dilute our Networks' market share and lead to increased competition for viewers by facilitating the emergence of additional channels and mobile and internet platforms through which viewers could view programming that is similar to that offered by our Networks.

        If any of our existing competitors or new competitors, many of which have substantially greater financial and operational resources than our Networks, significantly expand their operations or their market penetration, our Business could be harmed. If any of these competitors were able to invent improved technology, or our Networks were not able to prevent them from obtaining and using their own proprietary technology and trade secrets, our Business and operating results, as well as our Networks' future growth prospects, could be negatively affected. There can be no assurance that our Networks will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our Business, financial condition or results of operations.

Our results may be adversely affected if long-term programming contracts are not renewed on sufficiently favorable terms.

        Our Networks enter into long-term contracts for acquisition of programming, including movies, television series, sporting rights and other programs. As these contracts expire, our Networks must renew or renegotiate these contracts, and if our Networks are unable to renew them on acceptable terms, we may lose programming rights. Even if these contracts are renewed, the cost of obtaining programming rights may increase (or increase at faster rates than our historical experience) or the revenue from distribution of programs may be reduced (or increase at slower rates than our historical experience). With respect to the acquisition of programming rights, the impact of these long-term contracts on our results over the term of the contracts depends on a number of factors, including effectiveness of marketing efforts, the size of audiences and the strength of advertising markets. There can be no assurance that revenues from programming based on these rights will exceed the cost of the rights plus the other costs of distributing the programming.

Technologies in the television industry are constantly changing, as is consumer behavior resulting from new technologies, and our Networks' failure to acquire or maintain state-of-the-art technology or adapt our business models may harm our Business and competitive advantage.

        Technology in the video, telecommunications and data services industry is changing rapidly. Many technologies and technological standards are in development and have the potential to significantly transform the ways in which programming is created and transmitted. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. For example, providers such as Hulu, Netflix, Apple TV, Amazon and Google TV are aggressively working to establish themselves as alternative providers of video services. These services and the growing availability of online content, coupled with an expanding market for connected devices and internet-connected televisions, may impact our traditional distribution methods for our Networks' services and content. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming have caused changes in consumer behavior that may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. We cannot accurately predict the effects that implementing new technologies will have on our Networks' programming and operations. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in harming our Business and operating results. Additionally, the development of new methods of content distribution could dilute our Networks' market share and lead to increased competition for viewers.

        Certain digital video recording technologies offered by cable and satellite systems allow viewers to digitally record, store and play back television programming at a later time and may impact our advertising revenue. Most of these technologies permit viewers to fast forward through advertisements; however, a digital video recording system introduced by satellite provider DISH Network in 2012 permits viewers that record and play back programming to skip advertisements entirely, subject to certain time limitations. The major broadcast networks have challenged the DISH ad-skipping technology in court, and the outcome of the litigation is unknown. The use of these technologies may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower the advertising revenues of our television stations. The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing plus viewing of a digitally recorded program on the same day as the original air date and give broadcasters no credit for delayed viewing that occurs after the original air date. The effects of new ratings system technologies including people meters and set-top boxes, and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.

        In addition, on January 10, 2014, the Supreme Court agreed to hear a case captioned American Broadcasting Companies, Inc., et al. v. Aereo, Inc., which involves a challenge from several broadcasters of the Aereo service, which transmits to its subscribers broadcast television programs over the Internet for a monthly subscription fee. At issue is whether Aereo's service violates copyright law and whether Aereo must obtain permission to retransmit broadcasters' programming. Should Aereo and its competitors prevail in the pending litigation, and certain online video distributors and over-the-top video distributors become eligible for a statutory license that would enable them to stream broadcast programming over the Internet, it could have a negative impact on our retransmission consent negotiations with MVPDs, and our Business and results of operations could be materially and adversely affected. We cannot predict the ultimate outcome of this proceeding.

Disruption or failures of our information technology systems could have a material adverse effect on our Business.

        Our information technology systems are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our Networks' customers, as well as to maintain financial records and accuracy. Disruption or failures of our and our subsidiaries' information technology systems could impair our ability to effectively and timely provide their services and products and maintain our financial records, which could damage our reputation and have a material adverse effect on our Business.

We are subject to restrictions on foreign ownership.

        Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations.

        Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation that is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity. Thus, the licenses for WAPA PR's television stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens, unless the FCC has ruled in advance that such ownership would be in the public interest.

        To the extent necessary to comply with the Communications Act and FCC rules and policies, our board of directors may (i) take any action it believes necessary to prohibit the ownership or voting of more than 25% of our outstanding capital stock by or for the account of aliens or their representatives or by a foreign government or representative thereof or by any entity organized under the laws of a foreign country (collectively, "Aliens"), or by any other entity (a) that is subject to or deemed to be subject to control by Aliens on a de jure or de facto basis or (b) owned by, or held for the benefit of Aliens in a manner that would cause use to be in violation of the Communications Act or FCC rules and policies; (ii) prohibit any transfer of our capital stock which we believe could cause more than 25% of our outstanding capital stock to be owned or voted by or for any person or entity identified in the foregoing clause (i); (iii) prohibit the ownership, voting or transfer of any portion of its outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause us to violate or would otherwise result in violation of any provision of the Communications Act or FCC rules and policies; (iv) convert shares of our Class B common stock into shares of our Class A common stock to the extent necessary to bring us into compliance with the Communications Act or FCC rules and policies; and (v) redeem capital stock to the extent necessary to bring us into compliance with the Communications Act or FCC rules and policies or to prevent the loss or impairment of any of our FCC licenses.

Federal regulation of the broadcasting industry limits WAPA PR's operating flexibility.

        The ownership, operation and sale of broadcast television stations, such as WAPA PR, are subject to the jurisdiction of the FCC under the Communications Act. Matters subject to FCC oversight include the assignment of frequency bands for broadcast television; the approval of a television station's frequency, location and operating power; the issuance, renewal, revocation or modification of a television station's FCC license; the approval of changes in the ownership or control of a television station's licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation, programming and employment practices of television stations.

        WAPA PR depends upon maintaining its broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Applications to renew the broadcast licenses of all television stations licensed to communities in Puerto Rico, including those associated with WAPA-TV, were renewed in 2013. In the future, interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term. It cannot be assured that our license renewal applications for WAPA PR in the future will be approved, or that the renewals, if granted, will not include conditions or qualifications that could adversely affect our operations. If WAPA PR's licenses are not renewed in the future, or renewed with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating WAPA PR and generating revenue from it.

        Furthermore, WAPA PR's ability to successfully negotiate and renegotiate future retransmission consent agreements may be hindered by potential legislative or regulatory changes to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen existing regulatory provisions requiring broadcasters and MVPDs to negotiate retransmission consent in "good faith," (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station's signal during an audience measurement period to DBS systems. The FCC has not yet issued a decision in this proceeding, and we cannot predict the outcome of any FCC regulatory action in this regard.

Our Networks are subject to FCC sanctions or penalties if they violate the FCC's rules or regulations.

        If we or any of our officers, directors, or attributable interest holders materially violate the FCC's rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements, children's programming requirements, public file requirements, which impact broadcasters, and also rules that relate to the emergency alert system and close captioning, and equal employment opportunity outreach and recordkeeping requirements, which impact MVPDs. For example, in 2006, the statutory maximum fine for broadcasting indecent material increased from $32,500 to $325,000 per incident. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our business facilities or FCC fines. Additionally, the effect of recent judicial decisions regarding the FCC's indecency enforcement practices remain unclear and we are unable to predict the impact of these decisions on the FCC's enforcement practices, which could have a material adverse effect on our Business.

The cable, satellite and telco-delivered television industry is subject to substantial governmental regulation for which compliance may increase our Networks' costs, hinder our growth and possibly expose us to penalties for failure to comply.

        The multichannel video programming distribution industry is subject to extensive legislation and regulation at the federal level, and many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Operating in a regulated industry increases our cost of doing business as video programmers, and such regulation may also hinder our ability to increase and/or maintain our revenues. The regulation of programming services is subject to the political process and continues to be under evaluation and subject to change. Material changes in the law and regulatory requirements are difficult to anticipate and our Business may be harmed by future legislation, new regulation, deregulation and/or court decisions interpreting such laws and regulations.

        The following are examples of the types of currently active legislative, regulatory and judicial inquiries and proceedings that may impact our Cable Businesses. The FCC may adopt rules which would require cable and satellite providers to make available programming channels on an a la carte basis. A major component of our financial growth strategy is based on our ability to increase our Cable Businesses' subscriber base. If our Cable Businesses' programming services are required by the FCC to be offered on an "a la carte" basis, our Cable Businesses could experience higher costs, reduced distribution of our program service, perhaps significantly, and lose viewers. There can be no assurance that we will be able to maintain or increase our Cable Businesses' subscriber base on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain or increase our Cable Businesses' current subscriber fee rates.

        Further, the FCC and certain courts are examining the types of technologies that will be considered "multichannel video programming systems" under federal regulation and the rules that will be applied to distribution of television programming via such technologies. We cannot predict the outcome of any of these inquiries or proceedings or how their outcome would impact our ability to have our Cable Businesses' content carried on multichannel programming distribution and the value of our advertising inventories.

Our Cable Businesses may become subject to Program Access restrictions.

        Under the Communications Act, vertically integrated cable programmers are generally prohibited from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC's regulations. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable television operator in whole or in part under the FCC's program access attribution rules. Cable television operators for this purpose may include telephone companies that provide video programming directly to subscribers. The other holdings of entities that acquire an interest in our capital stock may be attributable to our Cable Businesses for purposes of the program access rules, and therefore could have the effect of making our Cable Businesses subject to the program access rules. If our Cable Businesses were to become subject to the program access rules, their flexibility to negotiate the most favorable terms available for their content could be adversely affected. Our amended and restated certificate of incorporation provides for our ability to restrict ownership or redeem shares of certain holders, if we believe that the ownership or proposed ownership of shares of our capital stock by any person may limit or impair any of our activities under the Communications Act. However, there can be no assurances that our rights under our amended and restated certificate of incorporation, will allow a timely resolution to the limitation or impairment of our activities under the Communications Act. As a result, if our Cable Businesses were to become subject to the program access rules, could have a material adverse effect on our Business, financial condition and results of operations.

Cable, satellite and telco television programming signals have been stolen or could be stolen in the future, which reduces our potential revenue from subscriber fees and advertising.

        The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe to programming and are authorized to view it. Conditional access systems use, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent conditional access technologies. However, theft of programming has been widely reported, and the access or "smart" cards used in service providers' conditional access systems have been compromised and could be further compromised in the future. When conditional access systems are compromised, our Networks do not receive the potential subscriber fee revenues from the service providers. Further, measures that could be taken by service providers to limit such theft are not under our control. While we take proactive steps to combat piracy through the encryption of our signal and other measures, there can be no assurances that these or other steps are effective. Piracy of our Networks' copyrighted materials could reduce our revenue and negatively affect our Business and operating results.

"Must-carry" regulations reduce the amount of channel space that is available for carriage of the Cable Businesses cable offerings.

        The Cable Act of 1992 imposed "must carry" or "retransmission consent" regulations on cable systems, requiring them to carry the signals of local broadcast television stations that choose to exercise their must carry rights rather than negotiate a retransmission consent arrangement. Direct broadcast satellite ("DBS") systems are also subject to their own must carry rules. The FCC's implementation of these "must-carry" obligations requires cable and DBS operators to give certain broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our Cable Businesses offerings by cable television systems and DBS operators in the U.S. Congress, the FCC or any other foreign government may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect our Cable Businesses.

We have operations, properties and viewers that are located in Puerto Rico and could be adversely affected in the event of a hurricane or other extreme weather conditions.

        WAPA PR's corporate office and production facilities are located in Puerto Rico, where major hurricanes have occurred, as well as other extreme weather conditions, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves. Depending on where any particular hurricane or other weather event makes landfall, our properties in Puerto Rico could experience significant damage. Such event could have an adverse effect on our ability to broadcast our programming or produce new shows, which could have an adverse effect on our Business and results of operations. Additionally, many of WAPA PR's regular viewers may be left without power and unable to view our programming which could have an adverse effect on our Business and results of operations.

Puerto Rico's continuing economic hardships may have a negative effect on the overall performance of our Business, financial condition and results of operations.

        Current financial and economic conditions in Puerto Rico continue to be uncertain and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on WAPA PR's business, results of operations, and/or financial condition. If consumer confidence were to decline, this decline could negatively affect WAPA PR's advertising customers' businesses and their advertising budgets. In addition, continued volatile economic conditions could have a negative impact on the broadcast television industry or the industries of WAPA PR's customers who advertise on WAPA-TV, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our Business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, capital providers, advertisers, or other consumers on whom we rely. Additionally, our access to future capital or financing arrangements, or the cost of such capital or financings, may be affected by the economic climate in Puerto Rico.

        Puerto Rico's track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges. Although Puerto Rico has implemented measures to deal with its budgetary gaps and economic challenges, including significant expenditure controls and revenue enhancement measures, Puerto Rico possesses an economy in recession since 2006, limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy, forecasted budget deficits through 2015, and other potential fiscal challenges. Significant job losses, potential expenses and delays implementing budget solutions, the loss or reduction in the flow of federal funds, and contraction in the manufacturing and construction sectors could further heighten the risks associated with the our exposure to Puerto Rico's economy.

        If economic conditions in Puerto Rico deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect on our Business, financial condition and results of operations.

Certain of our Cable Businesses have international operations and exposures that incur certain risks not found in doing business in the United States.

        Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. The risks of doing business in foreign countries that could result in losses against which our Cable Networks are not insured include:

  •
  exposure to local economic conditions;

  •
  potential adverse changes in the diplomatic relations of foreign countries with the United States;

  •
  hostility from local populations;

  •
  the adverse effect of currency exchange controls or other restrictions;

  •
  restrictions on the withdrawal of foreign investment and earnings;

  •
  government policies against businesses owned by foreigners;

  •
  investment restrictions or requirements;

  •
  expropriations of property;

  •
  the potential instability of foreign governments;

  •
  the risk of insurrections;

  •
  difficulties in collecting revenues and seeking recourse against 3rd parties owing payments to our Cable Networks;

  •
  withholding and other taxes on remittances and other payments by subsidiaries; and

  •
  changes in taxation structure.

Any violation of the Foreign Corrupt Practices Act or other similar laws and regulations could have a negative impact on us.

        We are subject to risks associated with doing business outside of the United States, which exposes us to complex foreign and U.S. regulations inherent in doing business cross-border and in each of the countries in which we transact business. We are subject to regulations imposed by the Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption laws that generally prohibit U.S. companies and their subsidiaries from offering, promising, authorizing or making improper payments to foreign government officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and U.S. Department of Justice have increased their enforcement activities with respect to the FCPA. Internal control policies and procedures and employee training and compliance programs that we have implemented to deter prohibited practices may not be effective in prohibiting employees, contractors or agents from violating or circumventing such policies and the law. If our employees or agents fail to comply with applicable laws or company policies governing their international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. Any determination that we have violated the FCPA could have a material adverse effect on our financial condition. Compliance with international and U.S. laws and regulations that apply to international operations increases the cost of doing business in foreign jurisdictions.

Adverse conditions in the U.S. and international economies could negatively impact our results of operations.

        Unfavorable general economic conditions, such as a recession or economic slowdown in parts of the United States or in one or more of the major markets in which we operate, could negatively affect the affordability of and demand for some of their products and services. In addition, adverse economic conditions may lead to loss of subscriptions for our Networks. If these events were to occur, it could have a material adverse effect on our results of operations.

        The risks associated with our advertising revenue become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike, a general economic downturn, an economic downturn in one or more industries or in one or more geographic areas, or a failure to agree on contractual terms.

Any potential hostilities, terrorist attacks, or similarly newsworthy events leading to broadcast interruptions, may affect our revenues and results of operations.

        If any existing hostilities escalate, or if the United States experiences a terrorist attack or experiences any similar event resulting in interruptions to regularly schedule broadcasting, we may lose revenue and/or incur increased expenses. Lost revenue and increased expenses may be due to preemption, delay or cancellation of advertising campaigns, or diminished subscriber fees, as well as increased costs of covering such events. We cannot predict the (i) extent or duration of any future disruption to our programming schedule, (ii) amount of advertising revenue that would be lost or delayed, (iii) the amount of decline in any subscriber fees or (iv) amount by which broadcasting expenses would increase as a result. Any such loss of revenue and increased expenses could negatively affect our results of operations.

Recent legislation could result in the reallocation of broadcast spectrum for wireless broadband or other non-broadcast use.

        In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct an incentive auction to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. On October 2, 2012, the FCC released a Notice of Proposed Rulemaking to begin to develop the rules and procedures to implement the incentive auction authorized by Congress. That rulemaking process remains ongoing. The FCC Chairman recently indicated that he anticipates that the FCC will adopt rules for the incentive auction in the first half of 2014 and that he believes that the FCC will conduct the incentive auction by the middle of 2015. The incentive auction process would have three components.

        First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish some or all of its station's spectrum by surrendering the station's license; relinquishing the right to some of the station's spectrum and thereafter share spectrum with another station; or, for stations that operate in the UHF spectrum, modifying the station's UHF channel license to a VHF channel license.

        Second, in order to accommodate the spectrum reallocated to new users, the FCC will "repack" the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, Congress directed the FCC, when repacking the television broadcast spectrum, to use reasonable efforts to preserve a station's coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF spectrum band, the band in which WAPA PR's broadcast licenses operate, to the VHF spectrum band or from the high VHF band to the low VHF band.

        Third, the FCC would conduct a forward auction of the relinquished broadcast spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022.

        The outcome of the incentive auction and repacking of broadcast television spectrum or the impact of such items on our Business cannot be predicted.

Our Networks are subject to interruptions of distribution as a result of our reliance on broadcast towers, satellites and Distributors for transmission of its programming. A significant interruption in transmission ability could seriously affect our Business and results of operations, particularly if not fully covered by its insurance.

        Our Networks could experience interruptions of distribution or potentially long-term increased costs of delivery if the ability of broadcast towers, satellites or satellite transponders, or Distributors to transmit our Networks' content is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, or other third party action.

        As protection against these hazards, we maintain insurance coverage against some, but not all, such potential losses and liabilities. We may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may increase substantially. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, coverage for hurricane damage can be limited, and coverage for terrorism risks can include broad exclusions. If our Networks were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position.

The success of much of our Business is dependent upon the retention and performance of on-air talent and program hosts and other key employees.

        Our Business depend upon the continued efforts, abilities and expertise of our corporate executive team. There can be no assurance that these individuals will remain with us. Our Business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements. Additionally, our Networks independently contract with several on-air personalities and hosts with significant loyal audiences in their respective markets. Although our Networks have entered into long-term agreements with some of their key on-air talent and program hosts to protect their interests in those relationships, we can give no assurance that all or any of these persons will remain with our Networks or will retain their audiences. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with our Networks. Our competitors may choose to extend offers to any of these individuals on terms which our Networks may be unable or unwilling to meet. Furthermore, the popularity and audience loyalty of our Networks' key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our Network' ability to generate revenue and could have a material adverse effect on our Business, financial condition and results of operations.

We may need to increase the size of our organization, and may experience difficulties in managing growth.

        At Hemisphere, the parent holding company, we do not have significant operating assets and only have a limited number of employees. In connection with the completion of any future acquisitions, we may be required to hire additional personnel and enhance our information technology systems. Any future growth may increase our corporate operating costs and impose significant added responsibilities on members of our management, including the need to identify, recruit, maintain and integrate additional employees and implement enhanced informational technology systems. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively. Future growth will also increase our costs and expenses and limit our liquidity.

We could be adversely affected by strikes or other union job actions.

        A majority of our employees in Puerto Rico are highly specialized union members who are essential to the production of television programs and news. These employees are covered by our CBAs which expire on July 23, 2015 and June 27, 2016, respectively. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in the programming schedule of certain of our Networks, which could have a material adverse effect on our Business, financial condition and results of operations.

We could become obligated to pay additional contributions due to the unfunded vested benefits of a multiemployer pension plan. A future incurrence of withdrawal liability could have a material effect on our results of operations.

        WAPA PR makes contributions to the Newspaper Guild International Pension Plan (the "Plan" or "TNGIPP"), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by two CBAs, which expire on July 23, 2015 and June 27, 2016, respectively. WAPA PR's contribution rates to the Plan are generally determined in accordance with the provisions of the CBAs.

        The risks in participating in such a plan are different from the risks of single-employer plans, in the following respects:

  •
  Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employer.

  •
  If a participating employer ceases to contribute to a multiemployer plan, the unfunded obligation of the plan may be borne by the remaining participating employers.

        WAPA PR has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and a Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the "Red Zone", as defined by the PPA, and that a plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010. On May 29, 2010, the Trustees sent WAPA PR a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA PR), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. WAPA PR elected the "Preferred Schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015.

        The future cost of the Plan depends on a number of factors, including the funding status of the Plan and the ability of other participating companies to meet ongoing funding obligations. Participating employers in the Plan are jointly responsible for any plan underfunding. Assets contributed to the Plan are not segregated or otherwise restricted to provide benefits only to the employees of WAPA PR. While WAPA PR's pension cost for the Plan is established by the CBA, Plan may impose increased contribution rates and surcharges based on the funded status of the plan and in accordance with the provisions of the PPA. Factors that could impact the funded status of the Plan include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

        The surcharges and effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on our results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on WAPA PR to contribute to any plan underfunding may be material. In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

        WAPA PR could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to the unfunded vested benefits of the Plan, in the event WAPA PR withdrew from the plan during the five-year period beginning on the effective date of the MOA. The withdrawal liability (which could be material) in the event of the foregoing, would equal the total lump sum of contributions WAPA PR would have been obligated to pay the Plan through the date of withdrawal, under the "default schedule" of the Rehabilitation Plan (5% surcharge in the initial year and 10% for each successive year thereafter the plan is in critical status), less any contributions actually paid by WAPA PR to the Plan under the "preferred schedule." For more information, see Note 11, "Retirement Plans" of Notes to Conoslidated Financial Statements, included in this Annual Report on Form 10-K.

A large portion of our revenue is generated from a limited number of customers, and the loss of these customers could adversely affect its businesses.

        We have historically depended on a few customers for a significant percentage of our annual net revenues. The loss of one or more contracts with one of these customers could adversely affect our Business, financial condition and results of operations if the lost revenues were not replaced with profitable revenues from that customer or other customers.

If our goodwill or intangibles become impaired, we will be required to recognize a non-cash charge which could have a significant effect on our reported net earnings.

        A significant portion of our assets consist of goodwill and intangibles. We test our goodwill and intangibles for impairment each year. A significant downward revision in the present value of estimated future cash flows for a reporting unit could result in an impairment of goodwill and intangibles and a noncash charge would be required. Such a charge could have a significant effect on our reported net earnings.

Possible strategic initiatives may impact our Business.

        We will continue to evaluate the nature and scope of our operations and various short-term and long-term strategic considerations. There are uncertainties and risks relating to strategic initiatives. Also, prospective competitors may have greater financial resources. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments. Future acquisitions may not be available on attractive terms, or at all. If we do make acquisitions, we may not be able to successfully integrate the acquired businesses. In addition, while we believe that there may be target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and investment opportunities. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. This inherent competitive limitation gives others with greater financial resources an advantage in pursuing acquisition and investment opportunities. Finally, certain acquisitions or divestitures may be subject to FCC approval and FCC rules and regulations. If we do not realize the expected benefits or synergies of such transactions, there may be an adverse effect on our Business, financial condition and results of operations.

Future acquisitions or business opportunities could involve unknown risks that could harm our Business and adversely affect our financial condition.

        In the future we may acquire other businesses or make other acquisitions, such as the Acquired Cable Business, that involve unknown risks. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our Business, financial condition, results of operations and the ability to service our debt may be adversely impacted depending specific risks applicable to any business or company we acquire.

Any potential acquisition or investment in a foreign business or a company with significant foreign operations may subject us to additional risks.

        Acquisitions or investments by us in a foreign business or other companies with significant foreign operations, subjects us to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, complex foreign regulatory regimes, unstable local tax policies, restrictions on the movement of funds across national borders and cultural and language differences. If realized, some of these risks may have a material adverse effect on our Business, results of operations and liquidity, and can have an adverse effect on our ability to service our debt.

We could consume resources in researching acquisitions, business opportunities or financings and capital market transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or invest in another business.

        We anticipate that the investigation of each specific acquisition or business opportunity and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments, with respect to such transaction, will require substantial management time and attention and substantial costs for financial advisors, accountants, attorneys and other advisors. If a decision is made not to consummate a specific acquisition, business opportunities or financings and capital market transactions investment or financing, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific acquisition, investment target or financing, we may fail to consummate the investment or acquisition for any number of reasons, including those beyond our control. Any such event could consume significant management time and result in a loss to us of the related costs incurred, which could adversely affect our financial position and our ability to consummate other acquisitions and investments.

We have incurred substantial costs in connection with our prior Transaction and expect to incur significant costs in connection with the consummation of the acquisition of the Acquired Cable Business, including legal, accounting, advisory and other costs.

        We have incurred substantial costs in connection with our prior acquisition and expect to incur substantial costs in connection with any other transaction we complete in the future. For example, upon the consummation of the acquisition of the Acquired Cable Business, we expect to incur significant costs, including a number of non-recurring costs associated with the transaction. Some of these costs are payable regardless of whether the acquisition is completed. These costs will reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions including, our investment in the Acquired Cable Business, in fiscal quarters subsequent to the quarter in which the relevant acquisition was consummated.

Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

        We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We may, subject to the terms of our Term Loan and applicable law, enter into transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we may become involved, and may also compete with us.

In the course of their other business activities, certain of our officers and directors may become aware of investment and acquisition opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Such officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

        Certain of our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to those officers' and directors' existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us, which could cause additional conflicts of interest. To the extent that such officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities.

Future acquisitions and dispositions may not require a stockholder vote and may be material to us.

        Any future acquisitions could be material in size and scope, and our stockholders and potential investors may have virtually no substantive information about any new business upon which to base a decision whether to invest in our Class A common stock. In any event, depending upon the size and structure of any acquisitions, stockholders are generally expected to not have the opportunity to vote on the transaction, and may not have access to any information about any new business until the transaction is completed and we file a report with the Commission disclosing the nature of such transaction and/or business. Similarly, we may effect material dispositions in the future. Even if a stockholder vote is required for any of our future acquisitions, under our amended and restated certificate of incorporation and our amended and restated bylaws, our stockholders are allowed to approve such transactions by written consent, which may effectively result in only our controlling stockholder having an opportunity to vote on such transactions.

Protection of electronically stored data is costly and if our data is compromised in spite of this protection, we may incur additional costs, lost opportunities and damage to our reputation.

        We maintain information in digital form necessary to conduct our Business, including confidential and proprietary information regarding our Networks' advertisers, customers, Distributors, employees and viewers as well as personal information. Data maintained in digital form is subject to the risk of intrusion, tampering and theft. We develop and maintain systems to prevent this from occurring, but the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of intrusion, tampering and theft cannot be eliminated entirely, and risks associated with each of these remain. In addition, we provide confidential, proprietary and personal information to third parties when it is necessary to pursue business objectives. While we obtain assurances that these third parties will protect this information and, where appropriate, monitor the protections employed by these third parties, there is a risk the confidentiality of data held by third parties may be compromised. If our data systems are compromised, our ability to conduct our Business may be impaired, we may lose profitable opportunities or the value of those opportunities may be diminished and, as described above, we may lose revenue as a result of unlicensed use of our intellectual property. Further, a penetration of our network security or other misappropriation or misuse of personal consumer or employee information could subject us to financial, litigation and reputation risk, which could have a negative effect on our Business, financial condition and results of operations.

Unrelated third parties may bring claims against us based on the nature and content of information posted on websites maintained by our Networks.

        Our Networks host, or may host in the future, internet sites that enable individuals to exchange information, generate content, comment on content, and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our Networks' internet site users, including WAPA.TV and CINELATINO.COM. Defenses of such actions could be costly and involve significant time and attention of our Networks' management, our management and other resources.

The success of our Business is highly dependent on the existence and maintenance of intellectual property rights in the entertainment products and services we create.

        The value to us of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from our intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that our efforts to enforce our rights and protect our products, services and intellectual property will be successful in preventing content piracy or signal theft. Content piracy and signal theft present a threat to our revenues.

        The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, and increased broadband internet speed and penetration have made the unauthorized digital copying and distribution of our programming content easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of our operations worldwide, despite our efforts to protect our intellectual property rights. These developments may require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.

        With respect to intellectual property developed by us and rights acquired by us from others, we are subject to the risk of challenges to our copyright, trademark and patent rights by third parties. Successful challenges to our rights in intellectual property may result in increased costs for obtaining rights or the loss of the opportunity to earn revenue from the intellectual property that is the subject of challenged rights. We are not aware of any challenges to our intellectual property rights that we currently foresee having a material effect on our operations.

If we are unable to protect our and our domain names, our reputation and brands could be adversely affected.

        We currently hold various domain name registrations relating to our brands. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our and our subsidiaries trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our Business's websites and services.

We may face intellectual property infringement claims that could be time-consuming, costly to defend and result in loss of significant rights.

        Other parties may assert intellectual property infringement claims against us, and our Networks' products may infringe the intellectual property rights of third parties. From time to time, our Business receives letters alleging infringement of intellectual property rights of others. Intellectual property litigation can be expensive and time-consuming and could divert management's attention from our Business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement or enter into royalty or license agreements that may not be available on acceptable or desirable terms, if at all. Our failure to license proprietary rights on a timely basis would harm our Business.

Changes in governmental regulation, interpretation or legislative reform could increase our Business's cost of doing business and adversely affect our profitability.

        Laws and regulations, including in the areas of advertising, consumer affairs, data protection, finance, marketing, privacy, publishing and taxation requirements, are subject to change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations or changes in enforcement priorities or activity could adversely affect us by, among other things:

  •
  increasing our administrative, compliance, and other costs;

  •
  forcing us to undergo a corporate restructuring;

  •
  limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;

  •
  increasing our tax obligations, including unfavorable outcomes from audits performed by various tax authorities;

  •
  affecting our ability to continue to serve our Networks' customers and to attract new customers;

  •
  affecting cash management practices and repatriation efforts;

  •
  forcing us to alter or restructure our Networks' relationships with vendors and contractors;

  •
  increasing compliance efforts or costs;

  •
  limiting our use of or access to personal information;

  •
  restricting our ability to market our products; and

  •
  requiring us to implement additional or different programs and systems.

        Compliance with regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with such compliance, and we may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply. While it is not possible to predict when or whether fundamental policy or interpretive changes would occur, these or other changes could fundamentally change the dynamics of the industries in which we operate or the costs associated with our operations. Changes in public policy or enforcement priorities could materially affect our profitability, our ability to retain or grow business, or in the event of extreme circumstances, our financial condition. There can be no assurance that legislative or regulatory change or interpretive differences will not have a material adverse effect on our Business.

Changes in accounting standards can significantly impact reported operating results.

        Generally accepted accounting principles, accompanying pronouncements and implementation guidelines for many aspects of our Business, including those related to intangible assets and income taxes, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported operating results.

If we fail to maintain effective internal control over financial reporting in the future, the accuracy and timing of our financial reporting may be impaired, which could adversely affect our Business and stock price.

        The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Sarbanes-Oxley provides all newly public companies with a transition period that prevents them from having to comply with the Section 404 requirements in the first annual report that they file after becoming an Exchange Act reporting company. However, with respect to our fiscal year ending December 31, 2014, we must perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in internal control over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. The need to focus on compliance with Section 404 of Sarbanes-Oxley may strain management and finance resources and otherwise present additional administrative and operational challenges as our management seeks to comply with these requirements.

        If we are not able to comply with the requirements of Section 404 in a timely manner, or if we fail to remedy any material weakness and maintain effective internal control over our financial reporting in the future, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our Class A common stock and Warrants may decline, and we may be subject to sanctions or investigations by regulatory authorities, including the SEC or NASDAQ.

From time to time we may be subject to litigation for which we may be unable to accurately assess our level of exposure and which, if adversely determined, may have a material adverse effect on our consolidated financial condition or results of operations.

        We and our subsidiaries are or may become parties to legal proceedings that are considered to be either ordinary or routine litigation incidental to our or their current or prior businesses or not material to our consolidated financial position or liquidity. There can be no assurance that we will prevail in any litigation in which we or our subsidiaries may become involved, or that our or their insurance coverage will be adequate to cover any potential losses. To the extent that we or our subsidiaries sustain losses from any pending litigation which are not reserved or otherwise provided for or insured against, our Business, results of operations, cash flows and/or financial condition could be materially adversely affected.

Our Term Loan may limit our financial and operating flexibility.

        Our existing Term Loan includes financial covenants restricting our subsidiaries ability to incur additional indebtedness, pay dividends or make other payments, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. These covenants limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, such covenants limit our flexibility in planning for, or reacting to, changes in the industries in which we operate.

Risks Related to Our Securities and Corporate Structure

If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock and Warrants could decline.

        If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock and Warrants could decline. The trading market for our Class A common stock and Warrants will be influenced by the research and reports that industry or securities analysts may publish about our Business, our market, or our competitors. As of December 31, 2013, only one industry analyst currently publishes research on our Business. If any of the analysts who may cover our Business change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock and Warrants would likely decline. If any analyst who may cover our Business were to cease coverage of Hemisphere or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The stock price of our Class A common stock and Warrants may be volatile.

        The stock price of our Class A common stock and Warrants may be volatile and subject to wide fluctuations. In addition, the trading volume of our Class A common stock and Warrants may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our Class A common stock and Warrants include:

  •
  market and economic conditions, including market conditions in the cable television programming and broadcasting industries;

  •
  actual or expected variations in quarterly operating results;

  •
  future exercise of Warrants held by warrantholders;

  •
  liquidity of our Class A common stock and our Warrants;

  •
  differences between actual operating results and those expected by investors and analysts;

  •
  changes in recommendations by securities analysts;

  •
  operations and stock performance of our competitors;

  •
  accounting charges, including charges relating to the impairment of goodwill;

  •
  significant acquisitions or strategic alliances by us or by our competitors;

  •
  sales of our Class A common stock, including sales by our directors and officers or significant investors;

  •
  recruitment or departure of key personnel;

  •
  loss of key advertisers; and

  •
  changes in reserves for professional liability claims.

        We cannot assure you that the price of our Class A common stock will not fluctuate or decline significantly in the future. In addition, the stock market in general can experience considerable price and volume fluctuations that may be unrelated to our performance.

The market liquidity for our Class A common stock and Warrants is relatively low and may make it difficult to purchase or sell our Class A common stock and Warrants.

        The average daily trading volume in our (i) Class A common stock and our Warrants during the year ended December 31, 2013 (since they began trading on April 4, 2013) was approximately 47,300 shares and 13,700, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock and Warrants or the prices at which holders may be able to sell our Class A common stock and Warrants and the limited market liquidity for our securities could affect a holder's ability to sell at a price satisfactory to that holder.

We are a "controlled company" within the meaning of NASDAQ rules and, as a result, we qualify for, and choose to rely on, exemptions from certain corporate governance requirements.

        Our controlling stockholder, InterMedia, controls approximately 77.2% of the voting power of all of our outstanding capital stock. As a result of the concentration of the voting rights in our Company, we are a "controlled company" within the meaning of the rules and corporate governance standards of NASDAQ. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain NASDAQ corporate governance requirements, including:

  •
  the requirement that a majority of our board of directors consists of independent directors;

  •
  the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors;

  •
  the requirement that we have a compensation committee that is composed entirely of independent directors; and

  •
  the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

        We have elected not to comply with the above corporate governance requirements. Accordingly, our stockholders are not afforded the same protections generally as stockholders of other NASDAQ-listed companies for so long as we remain a "controlled company" and rely upon such exemptions. The interests of our controlling stockholder may conflict with the interests of our other stockholders, and the concentration of voting power in such stockholder will limit our other stockholders ability to influence corporate matters.

Our controlling stockholder exercises significant influence over us and their interests in our Business may be different from the interests of our stockholders; future sales of substantial amounts of our Class A common stock may adversely affect our market price.

        Our controlling stockholder, InterMedia, controls approximately 77.2% of the voting power of all of our outstanding capital stock. The controlling stockholders' Class B common stock vote on a 10 to 1 basis with our Class A common stock, which means that each share of our Class B common stock has 10 votes and each share of our Class A common stock has 1 vote. All shares of our capital stock vote together as a single class. Accordingly, our controlling stockholder generally has the ability for the foreseeable future to influence the outcome of any of our corporate actions which requires stockholder approval, including, but not limited to, the election of directors, significant corporate transactions, such as a merger or other sale of the Company or the sale of all or substantially all of our assets. This concentrated voting control will limit your ability to influence corporate matters and could adversely affect the market price of our Class A common stock and Warrants.

        Our controlling stockholder may delay or prevent a change in control in our Business. In addition, the significant concentration of stock ownership may adversely affect the value of our Class A common stock and Warrants due to a resulting lack of liquidity of our Class A common stock or a perception among investors that conflicts of interest may exist or arise. If our controlling stockholder sells a substantial amounts of our Class A common stock (upon conversion of their Class B common stock, which may be converted at any time in their sole discretion) or Warrants in the public market, or investors perceive that these sales could occur, the market price of our Class A common stock and Warrants could be adversely affected.

        The interests of our controlling stockholder, which has investments in other companies, may from time to time diverge from the interests of our other stockholders, particularly with regard to new investment opportunities. Our controlling stockholder is not restricted from investing in other businesses involving or related to programming, content, production and broadcasting. Our controlling stockholder may also engage in other businesses that compete or may in the future compete with our Business.

        We have entered into a Registration Rights Agreement with certain parties including our controlling stockholder. If requested properly under the terms of the Registration Rights Agreement, certain of these stockholders have the right to require us to register the offer and sale of all or some of their Class A common stock (including upon conversion of their Class B common stock and Warrants) under the Securities Act in certain circumstances and also have the right to include those shares in a registration initiated by us. If we are required to include the shares of capital stock held by these stockholders pursuant to these registration rights in a registration initiated by us, sales made by such stockholders may adversely affect the price of our Class A common stock and Warrants and our ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be sold in the public market or demand that we include their shares for registration on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of our Class A common stock or Warrants.

        The parties to the Registration Rights Agreement have entered into a lock-up agreement with us (the "Lock-up Agreement"). Under the Lock-up Agreement, the investors subject to the Lock-up Agreement and their permitted transferees may not transfer (i) all or any portion of their shares of our Class A common stock and our Class B common stock (including any shares of our Class A common stock that may be received upon exercise of Warrants) for a period of one year following the consummation of the Transaction, subject to certain exceptions. Approximately half of the shares of our capital stock that are held by such holders (including shares of Class A common stock underlying our Warrants) have been released from lockup and the remaining shares of capital stock (including shares of Class A common stock underlying our Warrants) subject to the Lock-up Agreement shall be released from all restrictions on the first anniversary of the Transaction, except for certain shares of capital stock that are not eligible for release until the last sales price of our Class A common stock equals or exceeds $15.00 per share (as adjusted or stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period. All Warrants have been released from lock-up (except if such Warrants are converted into Class A common Stock and remain subject to the restrictions set forth above).

        Any other future sales of substantial amounts of our Class A common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our Class A common stock and Warrants and impair our ability to raise capital through the sale of additional equity securities.

We have a staggered board of directors and other anti-takeover provisions, which may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of our stockholders.

        Our amended and restated certificate of incorporation provides that our board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since this "staggered board" would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of our stockholders. Some of the provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. In particular, our board of directors is authorized to issue up to 50,000,000 shares of preferred stock with rights and privileges that might be senior to either class of our common stock and, without the consent of the holders of either class of our common stock.

Warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

        We issued Warrants to certain holders upon the consummation of the Transaction. To the extent such Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock. As of December 31, 2013, no Warrants were exercised.

Pursuant to the terms of the agreements governing our Warrants, a warrantholder may exercise its warrants for only a whole number of shares of our Class A common stock and such Warrants, are subject to redemption rights.

        Pursuant to the terms of the agreements governing our Warrants, a warrantholder may exercise its Warrants only for a whole number of shares of our Class A common stock. This means that only an even number of warrants may be exercised at any given time by the warrantholder. For example, if a warrantholder holds one Warrant to purchase one-half of a share of our Class A common stock, such warrant shall not be exercisable. If a warrantholder holds two Warrants, such Warrants will be exercisable for one share of our Class A common stock. We will not pay cash in lieu of fractional Warrants and will not cash-settle any Warrants. Additionally, our Warrants, other than certain Warrants held by the holders of our Class B common stock and former affiliates of Azteca Acquisition Corporation, are subject to redemption, in our sole discretion, when the price of our Class A common stock trades at or above $18.00 per share for a specified trading period as set forth in the agreement governing our Warrants.

Our dependence on subsidiaries for cash flow may negatively affect our Business.

        We are a holding company with no business operations of our own. Our only significant asset is, the outstanding capital stock and membership interests of its subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Although our Term Loan permits certain restricted payments from our subsidiaries to us to pay for our administrative expenses corporate overhead, franchise taxes, public company costs, directors' fees and certain insurance premiums and deductibles, it restricts our subsidiaries ability to remit dividends to us in other instances. Additionally, dividends to us from WAPA PR are also subject to certain local taxation. Consequently, our ability to pay dividends is limited by funds that our subsidiaries are permitted to dividend to us, and in certain instances, will subject us to certain tax liabilities.

Risk Factors Relating to the Failure to Consummate the Acquisition of the Acquired Cable Business

The seller may not be able to satisfy certain conditions for closing the acquisition of the Acquired Cable Business.

        Our obligation to consummate the acquisition of the Acquired Cable Business is subject to the satisfaction or waiver of conditions set forth in the Asset Purchase Agreement and failure to satisfy or waive any of these conditions may result in the acquisition not being consummated. For example, consummation of the acquisition of the Acquired Cable Business is subject to prior receipt of certain consents required to be obtained from applicable third parties. Failure to acquire these consents or satisfy any other closing conditions may jeopardize or delay consummation of the transaction or may reduce the anticipated benefits of the transaction.

Failure to complete the acquisition of the Acquired Cable Business could negatively affect our Business.

        If the acquisition of the Acquired Cable Business is not completed, our ongoing Business may be adversely affected and we will be subject to several risks and consequences, including the following:

  •
  we will be required to pay certain costs relating to the acquisition of the Acquired Cable Business, whether or not the acquisition is completed, such as significant fees and expenses relating to legal, accounting and other advisory fees; and

  •
  matters relating to the acquisition of the Acquired Cable Business may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to our business.

        We could be subject to litigation related to a failure to complete the acquisition of the Acquired Cable Business or to enforce the parties' obligations under the Asset Purchase Agreement.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our headquarters at 2000 Ponce de Leon Blvd., Suite 500, Coral Gables, FL 33134, and ancillary space in the same building for certain employees. We believe our current facilities are adequate to meet our needs in the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for its activities. The current lease is on a month-to-month tenancy. Cinelatino currently occupies the same office space that is leased by us. Cinelatino pays the lessor directly for its allocable cost of such lease.

        WAPA is headquartered in San Juan, Puerto Rico in an owned 65,000 square foot building located in one of the most affluent areas in San Juan. The building houses our state-of-the-art technology, television studios, and administrative offices. All of our news and local programs are produced at our production facility, which consists of four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions. We also boasts the most technologically advanced news department in Puerto Rico with the only automated production studio, its own Doppler radar system, and a modern graphics and weather technology.

        We also leases the land for our transmission towers in Cayey, Puerto Rico, Jayuya, Puerto Rico and Mircao, Puerto Rico pursuant to long-term lease facilities.

        We believe WAPA's current facilities are adequate to meet our needs in the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for our activities. We own our property in San Juan, Puerto Rico.

        The following table sets forth our principal places of business:

Location	Description	Area (Square Feet)
Coral Gables, FL	Headquarters	2,581
San, Juan, Puerto Rico	Administrative Offices, TV Production	65,000

Item 3.    Legal Proceedings.

        From time to time, we or our subsidiaries may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Neither we nor any of our subsidiaries are presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us or our subsidiaries, which may materially affect us.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        After the consummation of the Transaction, our Class A common stock commenced trading on the Over-the-Counter Bulletin Board under the symbol "HMTVA." On April 23, 2013, our Class A common stock commenced trading on NASDAQ under the symbol "HMTV." At March 24, 2014, there were 12,120,603 shares of Class A common stock outstanding, and the closing sale price of our ordinary shares was $12.47. Also as of that date, we had approximately 26 ordinary shareholders of record. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name. We have not declared any dividends and we do not anticipate paying dividends on our Class A common stock in the foreseeable future. Our Term Loan Facility restricts our ability to declare dividends in certain situations.

Price Range of our Class A Common Stock

        The table below sets forth the intra-day high and low sales prices per share of our Class A common stock for the periods indicated as reported on NASDAQ:

	High	Low
Fiscal Year ended December 31, 2013
Second Quarter	$17.79	$10.70
Third Quarter	$15.08	$11.00
Fourth Quarter	$13.30	$8.36

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,730,000	11.20	1,140,547

Total	1,730,000	$11.20	1,140,547

        On April 9, 2013, our board of directors approved the adoption of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the "2013 Plan") pursuant to which incentive compensation and performance compensation awards may be provided to our employees, directors, officers, consultants or advisors or our subsidiaries or their respective affiliates. The 2013 Plan authorizes the issuance of up to 4 million shares of our Common Stock. The number of securities remaining available for issuance in column (c) of the table above reflects our issuance of certain shares of restricted Class A common stock in connection with grants authorized by our board of directors. The description of the 2013 Plan above are qualified in their entirety by reference to the full text of the 2013 Plan.

Performance Graph

        The following graph compares the performance of our Class A common stock with the performance of the S&P 500 and a peer group index of companies that we believe are closest to ours (the "Peer Group Index") by measuring the changes in our Class A common stock prices from April 5, 2013, the first day our Class A common stock began trading, through December 31, 2013. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the Commission. The Peer Group Index is made up of companies that engage in the broadcast and cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group Index are quite different from ours. The common stocks of the following companies have been included in the Peer Group Index: AMC Networks Inc., Discovery Communications Inc., Entravision Communications Corporation, Scripps Networks Interactive, Inc., and Starz, LLC. The chart assumes $100 was invested on April 5, 2013 in each of our Class A common stock, S&P 500 and in a peer group weighted by market capitalization.

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. It may only be incorporated by reference in another filing under the Exchange Act or Securities Act of 1933, as amended, if such subsequent filing specifically references this filing.

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following table sets forth our selected historical consolidated financial information for the periods presented. The selected financial information for the fiscal year ended December 31, 2013, has been derived from our audited consolidated financial statements and the selected financial data as of December 31, 2012, 2011, 2010 and 2009 and for each of the four fiscal years then ended, have been derived from WAPA's audited consolidated financial statements.

        The financial information indicated may not be indicative of future performance. This financial information and other data should be read in conjunction with our audited and unaudited consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	2013	2012	2011	2010	2009
Selected Statement of Operations Information:
Net revenues	$86,005	$71,367	$60,797	$54,615	$42,195
Operating income (loss)	7,722	20,866	15,402	13,835	(9,010)
(Loss) income before income taxes	(1,167)	17,315	11,588	12,081	(12,140)
Income tax (expense) benefit	(3,130)	(6,285)	(3,984)	18,952	4,449

Net (loss) income	$(4,297)	$11,030	$7,604	$31,033	$(7,691)

Basic net (loss) income per share	$(0.14)	$11,030	$7,604	$31,033	$(7,691)
Diluted net (loss) income per share	$(0.14)	$11,030	$7,604	$31,033	$(7,691)
Weighted average shares outstanding:
Basic	31,143	1	1	1	1
Diluted	31,143	1	1	1	1
Selected Balance Sheet Information:
Cash	$176,622	$10,084	$10,183	$5,101	$2,486
Goodwill	130,794	10,983	10,983	10,983	10,983
Other intangibles	34,610	1,678	1,908	2,138	2,368
Other assets	104,622	93,113	93,873	91,403	84,138
Total assets	446,648	115,858	116,947	109,625	99,975
Total liabilities	205,860	76,199	82,562	58,695	80,074
Total stockholders' equity	240,788	—	—	—	—
Total member's capital	—	39,659	34,385	50,930	19,901

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis summarizes our financial condition and operating performance and should be read in conjunction with its historical consolidated financial statements and notes thereto included above. Unless the context indicates otherwise, the terms the "Company," "Hemisphere," "we," "our" or "us" are used to refer to Hemisphere Media Group, Inc. and its consolidated subsidiaries.

        On April 4, 2013, we completed a series of mergers contemplated pursuant to the Agreement and Plan of Merger, dated as of January 22, 2013, which we refer to as the Transaction. The Transaction was accounted for by applying the acquisition method pursuant to ASC Topic 805-10, "Business Combinations—Overall." WAPA was the accounting acquirer and predecessor in the Transaction whose historical results became our historical results. As such, the discussion and analysis below of our results for the years ended December 31, 2012 and 2011 are limited solely to the operating results of WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC).

        Significant components of management's discussion and analysis of results of operations and financial condition include:

  •
  Overview.  The overview section provides a summary of our business, operational divisions and business trends, outlook and strategy.

  •
  Consolidated Results of Operations.  The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2013 compared to the year ended December 31, 2012, and for the year ended December 31, 2012 compared to the year ended December 31, 2011.

  •
  Liquidity and Capital Resources.  The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2013 compared to the year ended December 31, 2012, and for the year ended December 31, 2012 compared to the year ended December 31, 2011.

OVERVIEW

        We are the parent holding company of WAPA, Cinelatino and Azteca. While we were formed on January 16, 2013 for purposes of effecting the Transaction, the Transaction was consummated on April 4, 2013. Azteca, a special purpose acquisition vehicle, delivered approximately $70 million from a trust account raised in its 2011 initial public offering to us at the closing of the Transaction. After the consummation of the Transaction, Azteca engaged in no further operations and was subsequently dissolved on December 31, 2013.

        We operate our business in one operating segment. We own and operate the following leading Spanish language Networks and content platform:

  •
  Cinelatino:  the leading Spanish-language cable movie network with over 13 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-Nielsen rated Spanish-language cable movie network in the U.S. and the #2-Nielsen rated Spanish-language cable television network in the U.S. overall.;

  •
  WAPA PR:  the leading broadcast television network and television content producer in Puerto Rico. WAPA PR has been the #1-rated broadcast television network in Puerto Rico for the last five years. WAPA PR is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 65 hours each week;

  •
  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States. WAPA America's programming includes news and entertainment offerings produced by WAPA PR. WAPA America is distributed in the U.S. to over 5 million subscribers;

  •
  WAPA2 Deportes:  a leading sports television network in Puerto Rico, featuring Major League Baseball and professional sporting events from Puerto Rico. WAPA2 Deportes is distributed through WAPA PR's multicast signal and on all cable and satellite systems in Puerto Rico; and

  •
  WAPA.TV:  the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA PR.

        Our two primary sources of revenue are advertising revenues and retransmission/subscriber fees. Advertising revenue is generated from the sale of advertising time. Our advertising revenue tends to reflect seasonal patterns of our advertisers' demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico's political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2012, we experienced higher advertising sales as a result of political advertising spending during the 2012 governmental elections.

        Retransmission and subscriber fees are charged to Distributors of our Networks, including cable, satellite and telecommunication service providers, pursuant to multi-year agreements. We believe our Networks are well positioned to continue further growth in our retransmission and subscriber fees, fueled by our Networks strong ratings, continued growth in our target demographic audiences and robust content portfolio. We continually review the quality of our programming to ensure that it is maximizing our Networks' viewership and giving our Networks' subscribers a premium, high-value experience. The continued growth in our subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, and new system launches, particularly in Latin America. We generate approximately 95% of our net revenue from the United States. For the years ended December 31, 2013, 2012 and 2011, we generated $81.7 million, $71.4 million and $60.8 million from the United States. For the years ended December 31, 2013, 2012 and 2011, we generated $4.3 million, $0 million and $0 million from outside the United States.

        WAPA PR primarily derives its revenue from advertising, though retransmission fees are growing rapidly and becoming a larger contributor to revenue. WAPA America derives its revenue from both subscriber fees and advertising revenue. Cinelatino is currently commercial-free, and generates 100% of its revenue from subscriber fees. However, to further monetize Cinelatino's strong ratings and attractive audience, one of our primary objectives is to introduce advertising on Cinelatino's U.S. feed. WAPA2 Deportes and WAPA.tv generate revenue from the sale of advertising, but we may seek retransmission fees for WAPA2 Deportes in the future.

        WAPA PR has been the #1-rated broadcast television network in Puerto Rico for the last five years and management believes it is highly valued by its viewers and distributors. WAPA PR is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. In fact, WAPA PR's primetime household rating in 2013 was more than three times higher than CBS, the most highly rated English language U.S. broadcast network in the U.S. As a result of its ratings success in the last five years, management believes WAPA PR is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks have experienced in the U.S. (ABC, CBS, NBC and Fox).

        WAPA America and Cinelatino occupy a valuable and unique position as one of only a few Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes WAPA America and Cinelatino are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought- after U.S. Hispanic cable television audience, and significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. Cinelatino is presently rated by Nielsen, and we plan to subscribe to Nielsen ratings for WAPA America in 2014, which the Company believes will be attractive to national advertisers and will help to build on its strong performance in 2013.

        Hispanics represent 17% of the total U.S. population and approximately 9% of the total U.S. discretionary consumption, but only 5% of the aggregate media spend targets U.S. Hispanics. As a result of the under-indexing of the media spend targeting U.S. Hispanics, advertisers have been and are expected to continue to increase the portion of their marketing dollars targeted towards U.S. Hispanics. U.S. Hispanic cable network advertising revenue grew at a 17% CAGR from 2006 to 2013, nearly tripling from $119 million to $356 million. Going forward, advertising on U.S. Hispanic cable networks is expected to grow to $442 million in 2015, representing a CAGR of 11%, presenting a significant and growing opportunity for WAPA America and Cinelatino.

        Management expects WAPA America and Cinelatino to benefit from significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. As of the 2012 U.S. Census, 53 million Hispanics resided in the United States, which represents an increase of 18 million people, or 50%, between 2000 and 2012, and is expected to grow to 64 million by 2020. Hispanic television households grew by 30% since 2006 to 14.7 million households. Similarly, Hispanic pay-TV subscribers increased 57% since 2006 to 12.4 million subscribers. The continued rapid growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for WAPA America and Cinelatino.

        Similarly, management expects Cinelatino to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop and rising disposable incomes, as well as investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 42 million in 2013 to 56 million in 2018, representing a 6% compounded annual growth rate. Furthermore, with over 9 million subscribers in Latin America, Cinelatino is presently distributed to only 22% of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Cinelatino is a top-rated network and management believes the network's content has widespread appeal throughout Latin America, and therefore will be able expand distribution throughout the region.

        MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. Upon consummation of the Transaction, certain of the agreements were amended or terminated to what management believes to be to the benefit of Cinelatino. As consideration for the terminated agreement, we have made a one-time payment of $3.8 million to MVS. An agreement which had granted MVS the exclusive right to distribute the service in the U.S was terminated upon consummation of the Transaction. We have assumed responsibility for those activities previously provided by MVS, given the resources of WAPA that will be available to us, thus having no impact on Cinelatino's operations. A similar agreement which had granted MVS the exclusive right to distribute the service throughout Latin America was amended upon consummation of the Transaction so that MVS's rights will be on a non-exclusive basis, except for distribution agreements currently in effect. Management believes that the amendment to this agreement will not impact Cinelatino's current distribution, and should enhance Cinelatino's ability to drive new distribution in Latin America. Also upon consummation of the Transaction, Cinelatino's affiliation agreement with Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, was extended through August 1, 2017.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Year Ended December 31, 2013 and the Year Ended December 31, 2012

	Year Ended December 31,
			$ Change Favorable / (Unfavorable)	% Change Favorable / (Unfavorable)
	2013	2012
Net revenues	$86,005	$71,367	$14,638	20.5%

Operating Expenses:
Cost of revenues	33,950	32,409	(1,541)	-4.8%
Selling, general and administrative	29,678	13,667	(16,011)	-117.2%
Depreciation and amortization	8,762	3,723	(5,039)	-135.4%
Other expenses	5,694	703	(4,991)	-709.7%
Loss (gain) on disposition of assets	199	(1)	(200)	NM

Total operating expenses	78,283	50,501	(27,782)	-55.0%

Operating income	7,722	20,866	(13,144)	-63.0%

Other Expenses:
Interest expense, net	(7,177)	(3,501)	(3,676)	-105.0%
Loss on early extinguishment of debt	(1,649)	—	(1,649)	NM
Other expense, net	(63)	(50)	(13)	25.0%

	(8,889)	(3,551)	(5,338)	NM

(Loss) income before income taxes	(1,167)	17,315	(18,482)	NM
Income tax expense	(3,130)	(6,285)	3,155	50.2%

Net (loss) income	$(4,297)	$11,030	$(15,327)	NM

NM = not meaningful

Net Revenues

        Net revenue for the full year ended December 31, 2013 was $86.0 million, an increase of 21%, compared to net revenue of $71.4 million for the same period in 2012. This increase is primarily a result of the inclusion of the net revenues of the businesses acquired in the Transaction in 2013, offset in part by loss of political advertising revenue. Pro forma for the Transaction occurring on January 1, 2012, and excluding political advertising revenue in the 2012 period, net revenues for the year ended December 31, 2013, increased by $2.3 million, or 3%. This increase was driven by growth in subscriber fees across all of our Networks, offset in part by the loss of advertising revenue resulting from the cancellation of one of our television programs, SuperXclusivo.

Operating Expenses

        Cost of Revenues:    Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the year ended December 31, 2013, cost of revenues increased $1.5 million, or 5%. This increase was due to the inclusion in 2013 of the operating results of the businesses acquired in the Transaction, offset in part by lower programming costs due primarily to the cancellation of SuperXclusivo.

        Selling, General and Administrative:    Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. For the year ended December 31, 2013, selling, general and administrative expenses increased $16.0 million. This increase was due primarily to the inclusion in 2013 of the operating results of the businesses acquired in the Transaction, the incurrence in 2013 of stock based compensation of $7.2 million and corporate overhead, and a one-time charge of $3.8 million in connection with the termination of an agreement with MVS.

        Depreciation and Amortization:    Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. For the year ended December 31, 2013, depreciation and amortization expense increased $5.0 million. The increase was due primarily to amortization of identifiable intangibles created as a result of the Transaction.

        Other Expenses:    Other expenses include costs related to the Transaction and to the pending acquisition of the Acquired Cable Business. For more information, see Note 13, "Subsequent Events" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K. For the year ended December 31, 2013, other expenses increased $5.0 million. The increase was due to legal and financial advisory fees and expenses incurred in connection with the Transaction and the pending acquisition of the Acquired Cable Business.

        (Gain) Loss on Disposition of Assets:    Loss on disposition of assets increased $0.2 million during the year ended December 31, 2013. The increase was due to losses on disposals of equipment no longer used in our operations.

Other Expenses

        Other expenses consist primarily of interest expense. For the year ended December 31, 2013, other expenses increased by $5.3 million. The increase was due to a $1.6 million loss on the early extinguishment of debt, the inclusion of interest expense on debt assumed in the Transaction, and interest expense on the new term loan entered into in July 2013 which replaced all pre-existing indebtedness.

Income Tax Expense

        Income tax expense decreased $3.2 million for the year ended December 31, 2013. The decrease was due to a decline in income before taxes, offset in part by an increase in the corporate tax rate in Puerto Rico from 30% to 39%, and the corresponding valuation allowance on our deferred tax asset, and permanent differences as a result of costs related to the Transaction.

Net (Loss) Income

        Net income decreased $15.3 million for the year ended December 31, 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Year Ended December 31, 2012 and the Year Ended December 31, 2011

	Year Ended December 31,
			$ Change Favorable / (Unfavorable)	% Change Favorable / (Unfavorable)
	2012	2011
Net revenues	$71,367	$60,797	$10,570	17.4%

Operating Expenses:
Cost of revenues	32,409	28,985	(3,424)	-11.8%
Selling, general and administrative	13,667	13,024	(643)	-4.9%
Depreciation and amortization	3,723	3,425	(298)	-8.7%
Other expenses	703	—	(703)	NM
Loss (gain) on disposition of assets	(1)	(39)	(38)	98.3%

Total operating expenses	50,501	45,395	5,106	-11.2%

Operating income	20,866	15,402	5,464	35.5%

Other Expenses:
Interest expense, net	(3,501)	(3,627)	126	3.5%
Other expense, net	(50)	(187)	137	73.3%

	(3,551)	(3,814)	263	6.9%

Income before income taxes	17,315	11,588	5,727	49.4%
Income tax expense	(6,285)	(3,984)	(2,301)	57.8%

Net income	$11,030	$7,604	$3,426	45.1%

Net Revenues

        For the year ended December 31, 2012, net revenues increased $10.6 million, or 17%, as compared to the same period in 2011, due to an increase in net advertising revenue due primarily to political advertising, and an increase in retransmission and subscriber fees.

Operating Expenses

        For the year ended December 31, 2012, operating expenses increased $5.1 million, or 11%, as compared to the same period in 2011, as a result of changes in the following areas:

        Cost of Revenues:    Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. Cost of revenues increased $3.4 million, or 12%, due primarily to the launch of a new reality television program, coverage of the political elections, the acquisition of sports media rights, and an increase in programming amortization.

        Selling, General and Administrative:    Selling, general and administrative expenses consist principally of promotion and research, corporate employee costs, and other general administrative costs. Selling, general and administrative expenses increased $0.6 million, or 5%, due in part to increases in insurance, payroll taxes and utility expenses.

        Depreciation and Amortization:    Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense increased $0.3 million, or 9%, due primarily to an increase in capital expenditures related to the upgrade of our production facilities in Puerto Rico to high definition in 2012.

        Other Expenses:    Other expenses, which include transaction and other non-recurring expenses, were $0.7 million, as there were no transaction related expenses in 2011.

        Gain on Disposition of Assets:    Gain on disposition of assets decreased $38K due to lower gains on sales of equipment no longer used in our operations.

Operating Income

        For the year ended December 31, 2012, operating income increased $5.5 million, or 36%, as compared to the same period in 2011.

Other Expenses

        Other expenses decreased $0.3 million, or 7%, due primarily to a decrease in the fair value of the interest rate swap.

Income Tax Expense

        Income tax expense increased $2.3 million, or 58%, due to a 49% increase in income before income taxes.

Net Income

        For the year ended December 31, 2012, net income increased $3.4 million, or 45%, as compared to the same period in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

        Our principal sources of cash are cash on hand, and cash flows from operating activities. As of December 31, 2013, the Company had $176.6 million of cash on hand. The purchase price of the Acquired Cable Business in 2014 is expected to be approximately $102.2 million, subject to adjustments, and is payable in cash. Pro forma for the purchase of the Acquired Cable Business, our cash on hand as of December 31, 2013 will be $74.4 million.

        Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, interest payments on our outstanding debt and income tax payments and may be used to fund acquisitions.

        Management believes cash on hand and cash flow from operations will be sufficient to meet its current contractual financial obligations and to fund anticipated working capital and capital expenditure requirements for existing operations. Our current financial obligations include maturities of debt, operating lease obligations and other commitments from ordinary course of business that require cash payments to vendors and suppliers.

Cash Flows

	Years Ended December 31,
	2013	2012
Amounts in thousands:
Cash provided by (used in):
Operating activities	$7,018	$16,489
Investing activities	(1,786)	(3,750)
Financing activities	161,306	(12,838)

Net increase (decrease) in cash	$166,538	$(99)

Comparison for the Year Ended December 31, 2013 and December 31, 2012

Operating Activities

        Cash used in operating activities is primarily driven by our net (loss) income, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense, deferred taxes and provision for bad debts.

        Net cash provided by operating activities for the year ended December 31, 2013 was $7.0 million as compared to $16.5 million in the same period in 2012, due to a $15.3 million decrease in net income, a $9.5 million increase in net working capital, offset in part by a $15.4 million increase in non-cash items. Non-cash items increased primarily as a result of a $7.2 million increase in stock-based compensation, a $4.7 million increase in amortization of intangibles as a result of the Transaction, a $1.6 million loss on early extinguishment of debt, and a $2.0 million increase in programming amortization.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2013 was $1.8 million, as compared to net use of cash of $3.8 million in the same period in 2012. The decrease was attributable to lower capital expenditures which were higher in 2012 as a result of an upgrade of our television production facilities to high definition.

Financing Activities

        For the year ended December 31, 2013, cash provided by financing activities was $161.3 million as compared to net use of cash of $12.8 million in the same period in 2012. The increase in cash was due to net proceeds from the Transaction, proceeds raised from a new loan, offset in part by the repayment of all of our pre-existing outstanding debt, and the payment of fees and expenses in connection with the new loan.

Comparison for the Year Ended December 31, 2012 and the Year Ended December 31, 2011

Operating Activities

        Cash provided by operating activities is primarily driven by net income, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, deferred taxes and provision for bad debts.

        Net cash provided by operating activities for the year ended December 31, 2012, was $16.5 million, an increase of $2.9 million, as compared to the same period in 2011, due primarily to a $3.4 million increase in net income and a $0.6 million increase in non-cash items, offset partly by a $1.2 million increase in net working capital. Non-cash items increased primarily due to a $1.4 million increase in programming amortization, a $0.3 million increase in depreciation and amortization, and a $0.2 million increase in amortization of deferred financing fees, offset by a $1.1 million decrease in deferred taxes and a $0.2 million decrease in the provision for bad debts.

Investing Activities

        Net cash used in investing activities for year ended December 31, 2012, was $3.7 million, an increase of $1.7 million, as compared to the same period in 2011, due primarily to an increase in capital expenditures as a result of our upgrade of our production facilities to high definition in 2012.

Financing Activities

        Net cash used in financing activities for the year ended December 31, 2012, was $12.8 million, an increase of $6.4 million, as compared to the same period in 2011, due to an increase in repayments of the term loan of $5.7 million and a decrease in proceeds from the new term loan of $19.2 million, offset by a decrease in distributions paid to the WAPA Member of $18.5 million.

Discussion of Indebtedness

        On July 30, 2013 certain of our direct and indirect wholly-owned subsidiaries, Hemisphere Media Holdings, LLC ("Holdings") and InterMedia Español, Inc. and together with Holdings, (the "Borrowers") entered into a credit agreement with various financial institutions, of which Deutsche Bank Securities Inc. acted as joint lead arranger and lead bookrunner, GE Capital Markets, Inc. acted as joint lead arranger, Deutsche Bank AG New York Branch acted as the administrative agent and collateral agent and General Electric Capital Corporation acted as syndication agent, providing for a $175 million senior secured term loan B facility (the "Term Loan Facility") which matures on July 30, 2020. The Term Loan Facility also provides an uncommitted accordion option (the "Incremental Facility") allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $20 million plus (ii) an additional amount up to 4.0x 1st lien net leverage. After repayment of all outstanding debt obligations at our subsidiaries and payment of fees and expenses, net cash proceeds were approximately $80 million.

        The Term Loan Facility bears interest at the Borrowers' option of either (i) LIBOR plus a margin of 5.00% (subject to a LIBOR floor of 1.25%) or (ii) or an Alternate Base Rate ("ABR") plus a margin of 4.00% (subject to an ABR floor of 2.25%) and was issued with 1.0% of original issue discount. The Term Loan Facility requires the Borrowers to make amortization payments (in quarterly installments) equal to 1.00% per annum with respect to the Term Loan Facility with any remaining amount due at final maturity. Voluntary prepayments are permitted, in whole or in part, subject to certain minimum prepayment requirements; provided that any prepayments made, prior to the date that is twelve months from the closing of the Term Loan Facility, for the purpose of repricing or effectively repricing the Term Loan Facility includes a 1.00% prepayment premium.

        The obligations under the Term Loan Facility are guaranteed by HMTV, LLC ("HMTV"), a direct wholly-owned subsidiary of Hemisphere Media Group, Inc. (and the newly formed parent of Holdings) and all of Holdings' existing and future direct and indirect domestic subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). The Term Loan Facility is secured by a first-priority perfected security interest in substantially all of the assets of HMTV, Holdings and its restricted subsidiaries.

        The Term Loan Facility does not have any financial covenants other than (i) a Total Net Leverage Ratio of 6.00:1.00, determined on a pro forma basis after giving aggregate effect to any Incremental Facility, new term loans or new incremental notes that would apply and (ii) a First Lien Net Leverage Ratio (as defined in the credit agreement) of 4.00:1.00, determined on a pro forma basis after giving aggregate affect to any Incremental Facility, new term loans or new incremental notes first.

        The lenders have the ability, subject to certain rights of the Borrowers to cure periods, to accelerate loan payment dates and charge default interest rates for certain breaches by the Borrowers of its covenants and other obligations under the Term Loan Facility.

        The proceeds of the Term Loan Facility were used to (i) repay outstanding indebtedness and accrued interest of approximately $54.3 million in connection with that certain Loan Agreement, dated as of March 31, 2011, by and among InterMedia Español, Inc. and Televicentro of Puerto Rico, LLC, as borrowers, the financial institutions party thereto (the "WAPA Term Loan"), (ii) repay outstanding indebtedness and accrued interest of approximately $30.7 million in connection with that certain Amended and Restated Credit Agreement, dated as of June 17, 2011, by and among Cine Latino, Inc., as borrower, the other persons party thereto that are designated as credit parties (the "Cinelatino Term Loan") and will be used (iii) for general corporate purposes (including to fund potential acquisitions). Additionally, the proceeds will be used to pay certain fees, commissions and expenses incurred in connection with the Term Loan Facility.

        As of December 31, 2013, we have made principal payments of $5.2 million on all existing indebtedness throughout the year, including $0.9 million of principal payments on the outstanding Term Loan.

        The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Credit Agreement and Guaranty Agreement, each filed as exhibits to this Annual Report on Form 10-K.

Contractual Obligations

        Our contractual obligations as of December 31, 2013 are as follows (amounts in thousands):

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Long-term debt obligations, including current portion(1)	$174,125	$1,750	$3,500	$3,500	$165,375
Operating lease obligtions	290	218	72	—	—
Other commitments	11,205	6,481	4,449	275	—

Total	$185,620	$8,449	$8,021	$3,775	$165,375

(1)
Excludes interest related to debt.

        At December 31, 2013, our proportionate share of the projected benefit obligation of the Newspaper Guild International Pension Plan (the "Plan") exceeded plan assets by $2.1 million as the plan is unfunded. Estimates of our future obligation are primarily dependent on future interest rates, future regulatory law changes and future collective bargaining agreements covering the Plan participants.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements included in the Annual Report on Form 10-K and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of the Board of Directors of the Company. We consider policies relating to the following matters to be critical accounting policies:

  •
  Revenue recognition

  •
  Valuation of goodwill and intangible assets

  •
  Amortization and impairment of programming rights

  •
  Income taxes

  •
  Equity-based compensation

        For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding the estimates and assumptions involved in their application, see Note 1 to the accompanying consolidated financial statements included in Item 15, "Exhibits, Financial Statements and Schedules" in this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        We finance our capital needs through our Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

        The variable-rate of interest on the Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Term Loan Facility, we do not speculate on the future direction of interest rates. As of December 31, 2013, our exposure to changing market rates with respect to the Term Loan Facility was as follows:

Dollars in millions	December 31, 2013
Variable rate debt	$174.1
Interest rate	6.25%

        As of December 31, 2013 total outstanding balance on the Term Loan Facility was approximately $174.1 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $174.1 million, we would incur an increase in interest expense of approximately $1.7 million per year. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

        Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected in U.S. Dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

        Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at December 31, 2013.

Item 8.    Financial Statements and Supplementary Data.

        The response to this item is provided in this Annual Report on Form 10-K under Item 15 Exhibits, Financial Statements and Schedules and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of December 31, 2013. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls.

        The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Controls

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal controls over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Item 9B.    Other Information.

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Item 14.    Principal Accounting Fees and Services.

        The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section "Audit Committee Report" shall not be deemed to be incorporated by reference in this report.

PART IV

Item 15.    Exhibits, Financial Statements and Schedules.

(a)
List of Documents Filed as part of this Form 10-K

1)
Financial Statements

        See Index to Consolidated Financial Statements on Page F-1 following this Part IV.

2)
Financial Statement Schedules

        No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(b)
List of Exhibits.    The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
2.1	Merger Agreement, dated as of January 22, 2013, by and among Azteca Acquisition Corporation, the Company, InterMedia Español Holdings, LLC, Cine Latino, Inc., Hemisphere Merger Sub I, LLC, Hemisphere Merger Sub II, Inc. and Hemisphere Merger Sub III, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed with the Commission on January 25, 2013) (File No. 333-186210)).
2.2
Asset Purchase Agreement, dated as of January 22, 2014, by and among Hemisphere Media Holdings, LLC, Media World, LLC and the other parties named therein. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2014 (File No. 001-35886)).
3.1
Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013) (File No. 333-186210)).

Exhibit No.	Description of Exhibits
3.2	Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.4 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013) (File No. 333-186210)).
4.1
Specimen Hemisphere Class A common stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013) (File No. 333-186210)).
4.2
Specimen Hemisphere Class B common stock Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013) (File No. 333-186210)).
4.3
Specimen Warrant Certificate (incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013) (File No. 333-186210)).
4.4
Equity Restructuring and Warrant Purchase Agreement, dated as of January 22, 2013, by and among Azteca Acquisition Corporation, the Company, Azteca Acquisition Holdings, LLC, Brener International Group, LLC, InterMedia Partners VII, L.P., InterMedia Cine Latino, LLC, Cinema Aeropuerto, S.A. de C.V. and the other parties identified therein (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed with the Commission on January 25, 2013) (File No. 333-186210)).
4.5
Lock-Up Agreement, dated as of January 22, 2013, by and among InterMedia Español Holdings, LLC, Cine Latino, Inc. and the parties identified as "IM Investor", "Cine Investors" and "Azteca Investors" therein (incorporated herein by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013) (File No. 333-186210)).
4.7
Warrant Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to Azteca Acquisition Corporations' Current Report on Form 8-K filed with the Commission on July 6, 2011) (File No. 000-54443).
4.8
Assignment, Assumption and Amendment of Warrant Agreement, dated as of April 4, 2013, by and among Azteca Acquisition Corporation, the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed with the Commission on April 4, 2013) (File No. 000-54925)).
4.9
Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on April 10, 2013) (File No. 333-187846)).
9.1
Support Agreement, dated January 22, 2013, by and among Azteca Acquisition Corporation, Hemisphere Media Group, Inc., certain of the initial stockholders of Azteca Acquisition Corporation, and the other parties identified therein (incorporated herein by reference to Exhibit 10.1 to Azteca Acquisition Corporation's Current Report on Form 8-K filed with the Commission with the Commission on January 23, 2013)).
10.1
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed with the Commission on March 15, 2013) (File No. 333-186210)).

Exhibit No.		Description of Exhibits
10.2		Registration Rights Agreement by and among the Company and the parties identified therein, dated January 22, 2013 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013) (File No. 333-186210)).
10.3
Credit Agreement, dated as of July 30, 2013, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, Deutsche Bank Securities Inc. as joint lead arranger and lead bookrunner, GE Capital Markets, Inc., as joint lead arranger, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, General Electric Capital Corporation, as syndication agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).
10.3
Guaranty Agreement, dated as of July 30, 2013, by and among HMTV, LLC, a Delaware limited liability company, Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the subsidiary guarantors from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).
10.4
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2013 (File No. 001-35886)).
10.5
Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2013 (File No. 001-35886)).
10.6
Employment Agreement, dated April 9, 2013, by and between the Company and Mr. Alan J. Sokol (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 15, 2013 (File No. 000-54925)).
10.7
Employment Agreement, dated April 9, 2013, by and between the Company and Mr. Craig D. Fischer (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on April 15, 2013 (File No. 000-54925)).
10.8
Consulting Agreement, dated June 20, 2013, by and between the Company and James M. McNamara (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2013 (File No. 001-35886)).
10.9	*	Employment Agreement, dated May 6, 2013, by and between the Company and Alex J. Tolston.
10.10	*	Employment Agreement, dated September 30, 2013, by and between the Company, Televicentro of Puerto Rico, LLC and Jose E. Ramos.
10.11	*	Offer Letter, dated October 10, 2013, by and between the Company and Nicolas J. Valls.
21.1	*	Subsidiaries of the Company.

Exhibit No.		Description of Exhibits
23.1	*	Consent of McGladrey LLP, independent accountants for the Company
31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**‡	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**‡	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**†	XBRL Instance Document.
101.SCH	**†	XBRL Taxonomy Extension Schema.
101.CAL	**†	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	**†	XBRL Taxonomy Extension Label Linkbase.
101.PRE	**†	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	**†	XBRL Taxonomy Definition Linkbase.

*
Filed herewith

**
Furnished herewith

‡
A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

†
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERE MEDIA GROUP, INC. (Registrant)
Dated: March 28, 2014	By:	/s/ ALAN J. SOKOL Alan J. Sokol Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. KERN Peter M. Kern	Chairman of the Board and Director	March 28, 2014
/s/ ALAN J. SOKOL Alan J. Sokol	Chief Executive Officer and President (Principal Executive Officer) and Director	March 28, 2014
/s/ CRAIG D. FISCHER Craig D. Fischer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014
/s/ LEO HINDERY, JR. Leo Hindery, Jr.	Director	March 28, 2014
/s/ JAMES M. MCNAMARA James M. McNamara	Director	March 28, 2014
/s/ ERNESTO VARGAS GUAJARDO Ernesto Vargas Guajardo	Director	March 28, 2014
/s/ GABRIEL BRENER Gabriel Brener	Director	March 28, 2014

Signature	Title	Date

/s/ ERIC C. NEUMAN Eric C. Neuman	Director	March 28, 2014
/s/ VINCENT L. SADUSKY Vincent L. Sadusky	Director	March 28, 2014
/s/ JOHN ENGELMAN John Engelman	Director	March 28, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hemisphere Media Group, Inc.

        We have audited the accompanying consolidated balance sheets of Hemisphere Media Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemisphere Media Group, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

West Palm Beach, Florida
March 28, 2014

Hemisphere Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(amounts in thousands, except share and par value amounts)

	2013	2012
Assets
Current Assets
Cash	$176,622	$10,084
Accounts receivable, net of allowance for doubtful accounts of $137 and $180, respectively	15,589	10,511
Due from related parties, net of allowance for doubtful accounts of $514 and $0, respectively	2,142	—
Programming rights	5,748	4,403
Deferred taxes	—	3,049
Prepaid expenses and other current assets	4,078	1,362

Total current assets	204,179	29,409

Programming rights	7,000	2,664
Property and equipment, net	24,675	26,861
Deferred financing costs	3,251	2,044
Deferred taxes	—	863
Broadcast license	41,356	41,356
Goodwill	130,794	10,983
Other intangibles, net	34,610	1,678
Other assets	783	—

Total Assets	$446,648	$115,858

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,566	$912
Due to related parties	738	—
Accrued agency commissions	6,101	7,110
Accrued compensation and benefits	2,374	2,182
Other accrued expenses	4,928	2,749
Programming rights payable	4,585	3,208
Deferred taxes	8,135	—
Current portion of long-term debt	1,750	4,608

Total current liabilities	30,177	20,769

Programming rights payable	837	927
Long-term debt, net of current portion	170,731	52,404
Deferred taxes	2,040	—
Defined benefit pension obligation	2,075	2,099

Total Liabilities	205,860	76,199

Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized at December 31, 2013; 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized at December 31, 2013; 11,241,000 and 0 shares issued and outstanding at December 31, 2013 and 2012, respectively.	1	—
Class B common stock, $.0001 par value; 33,000,000 shares authorized at December 31, 2013; 33,000,000 and 0 shares issued and outstanding at December 31, 2013 and 2012, respectively.	3	—
Additional paid-in capital	240,817	34,608
Treasury stock, at cost; 65,549 and 0 shares at December 31, 2013 and 2012, respectively	(938)	—
Retained earnings	1,541	5,838
Accumulated comprehensive loss	(636)	(787)

Total Stockholders' Equity	240,788	39,659

Total Liabilities and Stockholders' Equity	$446,648	$115,858

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

(amounts in thousands, except per share amounts)

	2013	2012	2011
Net revenues	$86,005	$71,367	$60,797

Operating Expenses:
Cost of revenues	33,950	32,409	28,985
Selling, general and administrative	29,678	13,667	13,024
Depreciation and amortization	8,762	3,723	3,425
Other expenses	5,694	703	—
Loss (gain) on disposition of assets	199	(1)	(39)

Total operating expenses	78,283	50,501	45,395

Operating income	7,722	20,866	15,402

Other Expenses:
Interest expense, net	(7,177)	(3,501)	(3,627)
Loss on early extinguishment of debt	(1,649)	—	—
Other expense, net	(63)	(50)	(187)

	(8,889)	(3,551)	(3,814)

(Loss) income before income taxes	(1,167)	17,315	11,588
Income tax expense	(3,130)	(6,285)	(3,984)

Net (loss) income	$(4,297)	$11,030	$7,604

(Loss) earnings per share:
Basic	$(0.14)	$11,030	$7,604
Diluted	$(0.14)	$11,030	$7,604
Weighted average shares outstanding:
Basic	31,143	1	1
Diluted	31,143	1	1

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2013, 2012 and 2011

(amounts in thousands)

	2013	2012	2011
Net (loss) income	$(4,297)	$11,030	$7,604
Other comprehensive income (loss):
Net unrealized gain on interest rate swap agreement, net of tax	38	—	—
Adjustment to defined benefit retirement plan, net of tax	130	(256)	(149)
Other, net of tax	(17)	—	—

Comprehensive (loss) income	$(4,146)	$10,774	$7,455

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2013, 2012 and 2011

(amounts in thousands, except par value)

	Class A Common Stock		Class B Common Stock
					Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive (Loss) Income
	Shares	Par Value	Shares	Par Value					Total
Balance at January 1, 2011	—	$—	—	$—	$50,201	$—	$1,111	$(382)	$50,930
Net income	—	—	—	—	—	—	7,604	—	7,604
Distributions	—	—	—	—	(15,593)	—	(8,407)	—	(24,000)
Other comprehensive loss, defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	(149)	(149)

Balance at December 31, 2011	—	—	—	—	34,608	—	308	(531)	34,385
Net income	—	—	—	—	—	—	11,030	—	11,030
Distributions	—	—	—	—	—	—	(5,500)	—	(5,500)
Other comprehensive loss, defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	(256)	(256)

Balance at December 31, 2012	—	—	—	—	34,608	—	5,838	(787)	39,659
Consummation of the Transaction (April 4, 2013)	10,991	1	33,000	3	198,992	—	—	—	198,996
Net loss	—	—	—	—	—	—	(4,297)	—	(4,297)
Issuance of restricted stock	250	—	—	—	2,102	—	—	—	2,102
Excess of tax benefits related to the issuance of restricted stock	—	—	—	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	5,090	—	—	—	5,090
Repurchases of Class A common stock	—	—	—	—	—	(938)	—	—	(938)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	151	151

Balance at December 31, 2013	11,241	$1	33,000	$3	$240,817	$(938)	$1,541	$(636)	$240,788

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

(amounts in thousands)

	2013	2012	2011
Reconciliation of Net (Loss) Income to Net Cash Provided by Operating Activities:
Net (loss) income	$(4,297)	$11,030	$7,604

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,762	3,723	3,425
Program amortization	9,322	7,371	5,981
Amortization of deferred financing costs	604	858	679
Amortization of original issue discount	106	—	—
Stock-based compensation	7,192	—	—
Provision (recoveries) for bad debts	165	(10)	202
Loss (gain) on disposition of assets	199	(1)	(39)
Loss on early extinguishment of debt	1,649	—	—
Deferred tax expense	1,029	1,719	2,809
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,030)	(7)	(2,417)
Programming rights	(10,543)	(7,970)	(7,311)
Prepaid expenses and other current assets	(2,966)	(943)	95
Increase (decrease) in:
Accounts payable	563	(55)	(241)
Due to related parties	(1,005)	—	—
Accrued expenses	(3,943)	1,040	2,037
Programming rights payable	789	36	439
Income tax payable	(24)	(157)	(77)
Other liabilities	446	(145)	435

Net cash provided by operating activities	7,018	16,489	13,621

Cash Flows From Investing Activities:
Proceeds from sale of assets	16	50	39
Capital expenditures	(1,802)	(3,800)	(2,122)

Net cash used in investing activities	(1,786)	(3,750)	(2,083)

Cash Flows From Financing Activities:
Transaction proceeds, net	82,437	—	—
Proceeds from long-term debt	173,250	—	19,194
Repayments of long-term debt	(89,984)	(7,338)	(1,650)
Financing fees	(3,459)	—	—
Distributions	—	(5,500)	(24,000)
Purchase of treasury stock	(938)	—	—

Net cash provided by (used in) financing activities	161,306	(12,838)	(6,456)

Net increase (decrease) in cash	166,538	(99)	5,082
Cash:
Beginning	10,084	10,183	5,101

Ending	$176,622	$10,084	$10,183

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,419	$2,917	$2,015

Income taxes	$4,034	$5,514	$1,195

Distributions, net of withholding taxes	$—	$4,950	$23,214

Supplemental Schedule of Noncash Investing and Financing Activities:
Financed through term loan:
Interest	$—	$—	$124
Financing costs	—	—	3,581

	$—	$—	$3,705

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

        Nature of business:    The accompanying consolidated financial statements include the accounts of Hemisphere Media Group, Inc. ("Hemisphere" or the "Company"), the parent holding company of Cine Latino, Inc. ("Cinelatino"), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) ("WAPA"), and Azteca Acquisition Corporation ("Azteca"). Hemisphere was formed on January 16, 2013 for purposes of effecting the Transaction, which was consummated on April 4, 2013. The Company determines its operating segments based upon (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. We have one operating segment, Hemisphere Media. In these notes, the terms "Company," "we," "us" or "our" mean Hemisphere and all subsidiaries included in our consolidated financial statements.

  •
  Cine Latino, Inc. ("Cinelatino")—this company was organized under the laws of the State of Delaware and is engaged in in the business of producing, offering and distributing a cable television network designated "Cine Latino," the content for which is Spanish-language motion pictures or other entertainment programming. The network is distributed throughout the United States, Mexico, Central America, South America, the Caribbean and Canada.

  •
  WAPA Holdings, LLC ("WAPA")—this company was organized under the laws of the State of Delaware and is a holding company that owns 100% interest of Español and WAPA America (see below). WAPA has no operations or assets other than the investments in Español and WAPA America.

  •
  InterMedia Español, Inc. ("Español")—this company was organized under the laws of the State of Delaware and is a holding company that owns 100% interest of WAPA PR (see below). Español has no operations or assets other than the investment in WAPA PR.

  •
  Televicentro of Puerto Rico, LLC ("Televicentro" or "WAPA PR")—this Company was organized under the laws of the State of Delaware and is engaged in the broadcast television business, as well as in the production of news and entertainment programming in Puerto Rico.

  •
  WAPA America, Inc. ("WAPA America")—this company was organized on September 2, 2004, under the laws of the state of Delaware, and is a cable television network distributed in the U.S. and programmed with Spanish language news and entertainment programs (produced and supplied, in its majority, by WAPA PR).

  •
  Azteca Acquisition Corporation ("Azteca")—Dormant subsidiary; Azteca was initially formed as a blank check company in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock, reorganization or similar business combination with one or more businesses. Azteca, a special purpose acquisition vehicle, delivered the proceeds of a trust account raised in its 2011 initial public offering to Hemisphere in the merger. Following the consummation of the merger, Azteca had no operations and was dissolved during the year ended December 31, 2013.

        Cinelatino has certain agreements with MVS Multivision Digital S. de R.L. de C.V. and its affiliates (collectively "MVS"), a Mexican media and television conglomerate, which have directors and stockholders in common with the Company, as discussed in Note 3.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Principles of consolidation:    The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Basis of Presentation:    The accompanying consolidated financial statements for us and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S GAAP"). As further described in Note 2, WAPA is the accounting acquirer and predecessor, whose historical results are the historical results of Hemisphere.

        Adjustment to the quarter ended June 30, 2013:    The Company identified an error in the consolidated financial statements filed for the quarter ended June 30, 2013. The error related to incorrect stock compensation expense recognized for performance-based stock options that fully vested during the quarter ended June 30, 2013. The correction of the stock compensation expense would have increased selling, general and administrative expenses by $0.9 million, and decreased income tax expense by $0.3 million, resulting in an increase of $0.6 million to the Company's reported net loss for the quarter ended June 30, 2013. The Company has analyzed the impact of this error on the interim financial statements and concluded that the error would not be material to the quarter ended June 30, 2013, taking into account the requirements of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in the Current Year Financial Statements ("SAB 108"). In accordance with SAB 108, the Company evaluated the materiality of the error from a quantitative and qualitative perspective. Based on such evaluation, the Company concluded that correcting the error, which increased the Company's net loss by $0.6 million for the three and six months ended December 31, 2013 was not material. As provided in SAB 108, the error correction did not require the restatement of the consolidated financial statements for the quarter ended June 30, 2013, and the correction was made in the consolidated financial statements in the fourth quarter of the year ended December 31, 2013.

        Net (loss) earnings per common share:    Basic (loss) earnings per share ("EPS") are computed by dividing income (loss) attributable to common stockholders by the number of weighted-average outstanding shares of common stock. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Numerator for (loss) earnings per common share calculation:
Net (loss) income	$(4,297)	$11,030	$7,604

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	31,143	1	1
Effect of dilutive securities:
Stock options and restricted stock	—	—	—

Weighted-average common shares, diluted	31,143	1	1

        We apply the treasury stock method to measure the dilutive effect of its outstanding warrants, stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted (loss) income per common share calculation. Potentially dilutive securities representing 0.6 million shares of common stock for the years ended December 31, 2013 were excluded from the computation of diluted (loss) income per common share for this period because their effect would have been anti-dilutive. There were no potentially dilutive securities for the years ended December 31, 2012 and 2011. The net (loss) income per share amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

        In computing earnings per share, the Company's Nonvoting Stock is considered a participating security. Each share of Nonvoting Stock has identical rights, powers, limitations and restrictions in all respects as each share of common of the Company, including the right to receive the same consideration per share payable in respect of each share of common stock, except that holders of Nonvoting Stock shall have no voting rights or powers whatsoever.

        Revenue recognition:    Revenue related to the sale of advertising and contracted time is recognized at the time of broadcast. Retransmission consent fees and subscriber fees received from cable, telecommunications and satellite operators are recognized in the period in which the services are performed, generally under multi-year carriage agreements based on the number of subscribers.

        Barter transactions:    The Company engages in barter transactions in which advertising time is exchanged for products or services. Barter transactions are accounted for at the estimated fair value of the products or services received, or advertising time given up, whichever is more clearly determinable. Barter revenue is recognized at the time the advertising is broadcast. Barter expense is recorded at the time the merchandise or services are used and/or received.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Barter revenue and expense included in the consolidated statements of operations are as follows (amounts in thousands):

	2013	2012	2011
Barter revenue	$1,448	$1,363	$1,021
Barter expense	(1,360)	(996)	(850)

	$88	$367	$171

        Programming costs:    Programming costs are recorded in cost of revenues based on the Company's contractual agreements with various third party programming distributors which are generally multi-year agreements.

        Stock based compensation:    We have given equity incentives to certain employees. We account for such equity incentives in accordance with Accounting Standards Codification ("ASC") 718 "Stock Compensation," which requires us to measure compensation cost for equity settled awards at fair value on the date of grant and recognize compensation cost in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. Compensation cost is determined by using either the Monte Carlo simulation model or the Black-Scholes option pricing model.

        Advertising and marketing costs:    The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing costs of $1.3 million, $0.4 million and $0.2 million in 2013, 2012 and 2011, respectively.

        Cash:    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

        Accounts receivable:    Accounts receivable are carried at the original charge amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. The Company considers an account receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Changes in the allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 consisted of the following (amounts in thousands):

Year	Description	Beginning of Year	Additions	Write-offs	Recoveries	End of Year
2013	Allowance for doubtful accounts	$180	$5	$51	$3	$137
2012	Allowance for doubtful accounts	167	(10)	17	40	180
2011	Allowance for doubtful accounts	167	202	214	12	167

        Due from related parties:    Certain amounts due from related parties are presented net of an allowance for uncollectible amounts based on management's expectations related to the realization of the related parties' collections and remittances from the Company's customers. Changes in the

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 consisted of the following (amounts in thousands):

Year	Description	Beginning of Year	Additions	Write-offs	Recoveries	End of Year
2013	Allowance for doubtful accounts	$0	$514	$—	$—	$514
2012	Allowance for doubtful accounts	—	—	—	—	—
2011	Allowance for doubtful accounts	—	—	—	—	—

        Programming rights:    We enter into multi-year license agreements with various programming distributors for distribution of their respective programming ("programming rights") and capitalize amounts paid to secure or extend these programming rights at the lower of unamortized cost or estimated net realizable value. If management estimates that the unamortized cost of programming rights exceeds the estimated net realizable value, an adjustment is recorded to reduce the carrying value of the programming rights. No such write down was deemed necessary during the years ended December 31, 2013, 2012 and 2011. We amortize these programming rights over the term of the related license agreements or the number of exhibitions, whichever occurs first. The amortization of these rights, which was $9.3 million, $7.4 million and $6.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, is recorded as part of cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization of the programming rights was $13.8 million and $8.4 million at December 31, 2013 and 2012, respectively. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

        Derivative financial instruments:    Our risk management policy is to use derivative financial instruments, primarily interest rate swaps, as appropriate, to manage our exposure to fluctuations in interest rates related to debt with variable interest rates. At December 31, 2013, we do not have any hedging instruments outstanding. We designate these instruments as a hedge of the variability of cash flows to be paid related to our variable-rate debt. The derivative financial instruments are measured at fair value and are recognized as either assets are liabilities in the consolidated balance sheets. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge, are recognized in other comprehensive income (loss). We formally assess, both at the hedge's inception and on an ongoing basis, whether the derivative that is used in a hedging transaction is highly effective in offsetting changes in cash flows of the underlying hedged item. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.

        Property and equipment:    Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the expected remaining useful lives of the respective assets. Useful lives range from 1 - 19 years for improvements, equipment, buildings and towers. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Goodwill and other intangibles:    The Company's goodwill was recorded as a result of the Company's business combinations using the acquisition method of accounting. Indefinite lived intangible assets include a broadcast license, and a trademark. Other intangible assets include customer relationships and affiliate agreements with an estimated useful life of six to ten years. Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

        The Company tests its broadcast license annually for impairment or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of these assets with their carrying amounts using a discounted cash flow valuation method, assuming a hypothetical start-up scenario.

        The Company tests its goodwill annually for impairment or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of the reporting units are determined through the use of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates.

        The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company and prevailing values in the broadcast and cable markets. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss shall be recognized in an amount equal to that excess.

        The Company tests its other indefinite lived intangible asset annually for impairment or whenever events or changes in circumstances indicate that such asset might be impaired. This analysis is performed by comparing the respective carrying value of the asset to the current and expected future cash flows, on an undiscounted basis, to be generated from such asset. If such analysis indicates that the carrying value of this asset is not recoverable, the carrying value of such asset is reduced to fair value.

        Deferred financing costs:    Deferred financing costs are recorded net of accumulated amortization. Amortization is calculated on the effective-interest method over the term of the applicable loan. Amortization of deferred financing costs was $0.7 million, $0.9 million and $0.7 million which is included in interest expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively. Accumulated amortization of deferred financing costs was $0.2 million and $1.5 million at December 31, 2013 and 2012, respectively.

        Income taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        We record foreign withholding tax, which is withheld by foreign customers from their remittances to us, on a gross basis as a component of income taxes and separate from revenue in the consolidated statement of operations.

        We follow the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained upon examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. To the extent that interest and penalties are assessed by taxing authorities on any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense.

        Fair value of financial instruments:    The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate and is at terms currently available to the Company. The fair value of the derivative financial instrument is the estimated amount the Company would pay to terminate the interest rate swap agreement at the reporting date, taking into account current interest rates and the creditworthiness of the counterparty for an asset and creditworthiness of the Company for a liability.

        Generally accepted accounting principles establish a framework for measuring fair value and expanded disclosures about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Under this guidance, assets and liabilities carried at fair value must be classified and disclosed in one of the following three categories:

    Level 1—inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.

    Level 2—inputs to the valuation methodology include quoted prices in markets that are not active or quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

    Level 3—inputs to the valuation methodology are unobservable, reflecting the entity's own assumptions about assumptions market participants would use in pricing the asset or liability.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        The categorization of an asset or liability within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

        Fair value of the Company's derivative financial instruments are measured at fair value on a recurring basis and derived using valuation models that take into account the contract terms such as maturity dates, interest rate yield curves, the Company's creditworthiness as well as that of the counterparty and other data. The data sources utilized in these valuation models that are significant to the fair value measurement are Level 2 in the fair value hierarchy. We did not have any derivative financial instruments outstanding at December 31, 2013.

        The Company's programming rights and goodwill are classified as Level 3 in the fair value hierarchy, as they are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. For the years ended December 31, 2013, 2012 and 2011 there were no adjustments to fair value.

        Recent accounting pronouncements:    In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the expected effects of this ASU; however, we do not anticipate that our adoption of this ASU will result in a material change in our financial statement presentation.

        In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU No. 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. Entities were required to apply the amendments in ASU No. 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity was required to provide the required disclosures retrospectively for all periods presented. The effective date is the same as the effective date of ASU No. 2011-11. Effective January 1, 2013, we implemented this ASU without any impact to our financial statements.

        In February 2013, the FASB issued guidance related to reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The adoption did not have a material effect on the Company's consolidated financial statements.

        In July 2012, the Financial Accounting Standards Board ("FASB") issued guidance that is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets other than goodwill by providing entities an option to perform a qualitative assessment to determine whether a quantitative impairment test is necessary. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. The Company adopted this guidance effective January 1, 2013, and the adoption did not have any impact upon the Company's consolidated financial statements as the Company did not perform a qualitative assessment.

        Use of estimates:    In preparing these consolidated financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheets date, and the reported revenues and expenses for the years then ended. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Note 2. Business Combination

        On April 4, 2013, the merger by and among Cinelatino, WAPA and Azteca providing for the acquisition of Cinelatino and the combination of WAPA and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the "Transaction") was consummated. The primary purpose of the Transaction was to create a Spanish-language media company targeting the Hispanic broadcast and cable television network business.

        The Transaction was accounted for by applying the acquisition method, which requires the determination of the accounting acquirer, the acquisition date, the fair value of the purchase consideration to be transferred, the fair value of assets and liabilities of the acquiree and the measurement of goodwill. ASC Topic 805-10, "Business Combinations—Overall" ("ASC 805-10") provides that in identifying the acquiring entity in a business combination effected primarily through an exchange of equity interests, the acquirer is usually the entity that issues equity interests but all pertinent facts and circumstances must be considered in determining the acquirer. Other pertinent facts and circumstances to consider include the relative voting rights of the shareholders of the constituent companies in the combined entity, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of equity interests in the Transaction, including payment of any premium. Although Hemisphere issued the equity interests in the Transaction, since it is a new entity formed solely to issue these equity interests to effect the Transaction it would not be considered the acquirer and one of the combining entities that existed

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Business Combination (Continued)

before the transaction must be identified as the acquirer. Based on the following, WAPA is the accounting acquirer and predecessor, whose historical results are the results of Hemisphere:

  i.
  WAPA shareholders obtained approximately 46.4% of the post-Transaction common shares of stock and 59.9% of the voting rights in the combined entities;

  ii.
  WAPA, through its parent company, InterMedia Partners VII, L.P. ("InterMedia Partners"), has the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, as they represent five of the nine directors on the combined entity board of directors, including the Chief Executive Officer; and

  iii.
  WAPA's historical revenues represent approximately 69.0% of the total revenues of the combined entities.

        As WAPA is the accounting acquirer (and legal acquiree), the Transaction is considered to be a reverse acquisition. Since WAPA issued no consideration in the Transaction, unless the fair value of accounting acquirees' equity interests are more reliably measurable, the fair value of the consideration transferred by WAPA would be based on the number of shares WAPA would have had to issue to give owners of the other entities in the transaction the same percentage ownership in the combined entities that results from the Transaction. In this situation, since Azteca's shares were publicly traded and they are one of the combining entities in this Transaction, the fair value of those shares are considered to be more reliably measurable than the fair value of WAPA's shares and therefore were used to determine the fair value of the consideration transferred for the acquisition of Cinelatino, which is the other operating entity involved in this Transaction.

        Total consideration transferred by WAPA (accounting acquirer) to Cinelatino (accounting acquiree) was $129.4 million based on: (i) cash consideration of $3.8 million (funded from cash on hand), plus (ii) 12,567,538 shares with a fair value of $128.8 million based on the Company's opening share price of $10.25 per share on the date following the consummation of the Transaction for each share of the Company's common stock to be received by Cinelatino stockholders in the Transaction, (iii) less contingently returnable consideration with a fair value of $3.2 million. The $3.2 million represents the difference between the fair value of $11.7 million of 1,142,504 shares of Hemisphere Class B common stock that are subject to forfeiture in the event the closing market price of Hemisphere Class A common stock does not equal or exceed $12.50 and $15.00 for any twenty trading days within at least one 30-day trading period (within 36 months of the date of the Transaction) and the estimated fair value of $8.5 million of these shares using a Monte Carlo simulation model. Subsequent to the consummation of the Transaction, 571,252 shares, with fair value of $1.2 million, have achieved the $12.50 trading price are no longer subject to forfeiture and are included in additional paid-in capital. Significant assumptions utilized in the Monte Carlo simulation model include:

  •
  Stock Price: $10.25

  •
  Volatility: 32.5%

  •
  Risk-Free Rate: 0.69%

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Business Combination (Continued)

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in the acquisition of Cinelatino (amounts in thousands):

Cash	$12,865
Accounts receivable	4,053
Programming rights	4,460
Prepaid expenses and other assets	940
Property and equipment, net	21
Other assets	336
Intangible asset—affiliate agreements	37,900
Current liabilities	(6,272)
Deferred tax liabilities	(12,594)
Long-term debt	(32,097)

Fair value of identifiable net assets acquired	9,612
Goodwill	119,812

Total	$129,424

        The estimated fair values of Cinelatino's affiliate agreements of $37.9 million, was determined using a discounted cash flow method based on expected renewal rates utilizing a 10% discount rate. These intangible assets will be amortized on a straight-line basis over 6 years.

        The accounts receivable acquired have a fair value of $4.1 million and all contractual receivables are expected to be collected.

        During the three months ended December 31, 2013, the Company finalized its acquisition accounting. As a result, a deferred tax asset related to tax goodwill recognized in the previous acquisition of Cinelatino in 2007 was reversed in the opening balance sheet, resulting in an increase in goodwill of $14.3 million.

        Goodwill of $119.8 million is the excess of the net consideration transferred over the fair value of the identifiable net assets acquired, and primarily represents the benefits the Company expects to realize from the acquisition. The goodwill associated with the Transaction is not deductible for tax purposes.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Business Combination (Continued)

        The number of shares of stock of the Company issued and outstanding immediately following the consummation of the Transaction is summarized as follows (amounts in thousands):

Number of Shares
Azteca public shares outstanding prior to the Transaction	10,000
Azteca founder shares(1)	2,500

Total Azteca shares outstanding prior to the Transaction	12,500
Less: Shareholders of Azteca public shares redeemed	(1,259)
Less: Azteca founder shares cancelled	(250)
Shares issued to WAPA member(2)	20,432
Shares issued to Cinelatino stockholders(3)	12,568

Total shares outstanding at closing, April 4, 2013	43,991

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

        The cash flows related to the Transaction are summarized as follows (amounts in thousands):

Amount
Cash in trust at Azteca	$100,520
Cash on hand at Cinelatino	12,865
Less: Redemption of Azteca public shares	(12,652)
Less: Cash consideration paid to Azteca warrant holders	(7,333)
Less: Cash consideration paid to WAPA member and Cinelatino stockholders	(5,000)
Less: Payment of Azteca fees and expenses	(5,963)

Total transaction proceeds at closing, April 4, 2013	$82,437

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Business Combination (Continued)

Pro Forma Information

        The following table sets forth the unaudited pro forma results of operations assuming that the Transaction occurred on January 1, 2012 (amounts in thousands):

	Pro Forma
	2013	2012
Net revenues	92,109	$95,006

Operating Expenses:
Cost of revenues	35,004	37,547
Selling, general and administrative	19,440	18,983
Depreciation and amortization	10,343	10,048
Loss (gain) on disposition of assets	199	(1)

Total operating expenses	64,986	66,577

Operating income	$27,123	$28,429

        The unaudited pro forma results of operations set forth above include the operating results of Cinelatino as if the acquisition occurred on January 1, 2012, and the amortization of intangibles created as a result of the Transaction, and excludes all transaction related fees and expenses, non-recurring expenses (primarily a $3.8 million charge as a result of the termination of a certain service agreement with MVS which is recorded within selling, general and administrative expenses in the consolidated statement of operations), and stock-based compensation expense. Additionally, the 2012 pro forma results do not reflect corporate overhead and public company costs. The Company incurred $5.7 million of expenses related to the Transaction, and the pending acquisition of Media World, LLC (see Note 13), which is recorded within operating expenses in other expenses in the consolidated statement of operations.

Note 3. Related Party Transactions

        The Company has various agreements with MVS as follows:

  •
  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino's channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the "Satellite and Support Services Agreement"). The annual fee for the services is approximately $2.1 million. Total expenses incurred were $1.6 million, $0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in cost of revenues.

  •
  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino's service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS's distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Related Party Transactions (Continued)

    revenues recognized were $ 2.7 million, $0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.

  •
  A six-year affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino's programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $1.3 million, $0 and $0 for the years ended December 31, 2013, 2012 and 2011 respectively.

  •
  A distribution agreement that gave MVS the exclusive right to negotiate the terms of the distribution, sub-distribution and exhibition of Cinelatino throughout the United States of America. The agreement stipulated a distribution fee of 13.5% of the revenue received from all multiple system operators. Upon consummation of the Transaction on April 4, 2013, the agreement was terminated effective January 1, 2013. In consideration for such termination, the Company made a cash payment to MVS in an amount equal to $3.8 million, which is reflected in selling, general and administrative expenses. See Note 2.

  •
  In November 2013, Cine Latino licensed six movies from MVS. The agreement granted Cinelatino certain cable television and free video on demand rights in the United States, its territories, possessions, and commonwealths (including Puerto Rico), and Latin America (excluding Brazil). Expenses incurred under this agreement are included in selling, general and administrative expenses and amounted to $18,097 for the year ended December 31, 2013. At December 31, 2013, $72,113 is included in programming rights related to this agreement.

        Amounts due from MVS pursuant to the agreements noted above, net of an allowance for doubtful accounts, amounted to $ 2.1 million and $0 at December 31, 2013 and 2012, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.5 million and $0 at December 31, 2013 and 2012, respectively, and are remitted monthly.

        We entered into a three-year consulting agreement effective April 9, 2013 with James M. McNamara, a member of the Company's board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Prior to that, Cinelatino entered into a consulting agreement with an entity owned by James M. McNamara. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.2 million for the year ended December 31, 2013. Amounts due this related party at December 31, 2013 were $0.

        The Company also entered into programming agreements with an entity owned by James M. McNamara for the distribution of three specific movie titles. Expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and amounted to $7,850, $0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, $0.1 million and $0, respectively, is included in other assets in the accompanying consolidated balance sheets as prepaid programming related to these agreements.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Related Party Transactions (Continued)

        During 2013, Cinelatino engaged Pantelion to assist Cinelatino in the theatrical distribution of Nosotros Los Nobles, a feature film licensed by Cinetino, in the United States. Pantelion is a studio made up of several organizations, including Panamax Films, LLC ("Panamax"), Lions Gate and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. Cinelatino agreed to pay to Pantelion in connection with their services no more than 12.5% of all Cinelatino's "rentals" (box-office proceeds earned by Cinetino during Nosototros Los Nobles' theatrical run) and reimbursable expenses. Total expenses incurred are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0.3 million for the year ended December 31, 2013. Amounts due Pantelion at December 31, 2013 totaled $0.2 million.

        In March 2011, WAPA entered into an agreement with InterMedia Partners VII, L.P., to provide management services, including strategic planning, assistance with licensing of programming rights, and participation in distribution negotiations with cable and satellite operators (the "Management Services Fee"). The Management Services Fee is payable so long as no default shall have occurred or would result therefrom. Pursuant to the loan agreement, the payment of the Management Services Fee is expressly subordinate and junior in right of payment and exercise of remedies to the payment in full of the WAPA term loan. Total expenses for management services amounted to $0.6 million in each of the years ended December 31, 2012 and 2011, respectively. Upon consummation of the Transaction on April 4, 2013, this agreement was terminated retroactively to January 1, 2013 and no expenses for management services were incurred in the year ended December 31, 2013.

        We entered into a services agreement effective April 4, 2013 with InterMedia Advisors, LLC ("IMA"), which has officers, directors and stockholders in common with the Company, to provide services including, without limitation, office space, operational support and employees acting in a consulting capacity. Prior to that, the Company reimbursed IMA for payments made on the Company's behalf for similar services. Amounts due to this related party amounted to $38,705 at December 31, 2013. Such expenses are included in selling, general and administrative expenses and amounted to $0.1 million for the year ended December 31, 2013.

Note 4. Property and Equipment

        Property and equipment at December 31, 2013 and 2012 consists of the following (amounts in thousands):

	2013	2012
Land and improvements	$8,724	$8,724
Building	6,827	6,734
Equipment	21,880	21,105
Towers	5,260	5,117

	42,691	41,680
Less: accumulated depreciation	(19,581)	(16,080)

	23,110	25,600
Equipment installations in progress	1,565	1,261

	$24,675	$26,861

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4. Property and Equipment (Continued)

        Depreciation expense was $3.8 million, $3.5 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 5. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following at December 31, 2013 and 2012 (amounts in thousands):

	December 31,
	2013	2012
Broadcast license	$41,356	$41,356
Goodwill	130,794	10,983
Other intangibles	34,610	1,678

Total intangible assets	$206,760	$54,017

        A summary of changes in the Company's goodwill and other indefinite lived intangible assets, on a net basis, for the years ended December 31, 2013 and 2012 is as follows (amounts in thousands)

	Net Balance at December 31, 2012	Additions	Impairment	Net Balance at December 31, 2013
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	10,983	119,811	—	130,794
Other intangibles	700	—	—	700

Total indefinite-lived intangible assets	$53,039	$119,811	$—	$172,850

	Net Balance at December 31, 2011	Additions	Impairment	Net Balance at December 31, 2012
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	10,983	—	—	10,983
Other intangibles	700	—	—	700

Total indefinite-lived intangible assets	$53,039	$—	$—	$53,039

        A summary of the changes in the Company's other amortizable intangible assets for the years ended December 31, 2013 and 2012 is as follows (amounts in thousands):

	Balance at December 31, 2012	Additions	Amortization	Net Balance at December 31, 2013
Affiliate relationships	$978	$37,900	$(4,968)	$33,910

	Balance at December 31, 2011	Additions	Amortization	Balance at December 31, 2012
Affiliate relationships	$1,208	$—	$(230)	$978

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets (Continued)

        The aggregate amortization expense of the Company's amortizable intangible assets was $5.0 million, $0.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011. The weighted average remaining amortization period is 5.1 years at December 31, 2013.

        Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2014	$6,547
2015	6,547
2016	6,547
2017	6,374
2018	6,316
2019 and thereafter	1,579

$33,910

Note 6. Income Taxes

        For the years ended December 31, 2013, 2012 and 2011, income tax expense is composed of the following (amounts in thousands):

	2013	2012	2011
Current income tax expense	$2,101	$4,566	$1,175
Deferred income tax expense	1,029	1,719	2,809

	$3,130	$6,285	$3,984

        Current tax expense for the years ended December 31, 2013, 2012 and 2011 includes $1.9 million, $36,845 and $74,929 of foreign withholding tax, respectively.

        For the years ended December 31, 2013, 2012 and 2011, the Company's income tax expense and effective tax rates were as follows:

	2013	2012	2011
Pre-tax book income—US Only	34.00%	34.00%	34.00%
Pre-tax book income—PR Only	-3.85%	24.72%	—
Permanent items	-164.63%	0.34%	0.13%
Return to provision true-ups	27.92%	-0.11%	—
Foreign rate differential	-7.43%	-3.87%	—
Branch tax benefit and foreign tax credits	90.23%	-16.93%	—
Current/deferred—rate difference	0.85%	0.43%	—
Change in valuation allowance	-212.63%	—	—
Deferred foreign tax credit offset	-20.39%	-1.55%	—
State rate change	146.93%	—	—
Federal rate change	-152.83%	-0.86%	—

	-261.83%	36.17%	34.13%

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        For the year ended December 31, 2013, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax benefit recorded relate to permanent differences related to non-deductible expenses in conjunction with the Transaction, increases in taxes in Puerto Rico that will not generate offsetting U.S. foreign tax credits and the change in the valuation allowance. For the years ended December 31, 2012 and 2011, the items that significantly affected the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax benefit recorded, were increases in taxes in Puerto Rico that will not generate offsetting U.S. foreign tax credits and permanent differences for meals and entertainment, respectively. The Company may be audited by federal, state and local tax authorities, and from time to time these audits could result in proposed assessments. The Company has open tax years from 2008 forward for federal and state tax purposes. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing its income tax returns in accordance with tax regulations and the net tax effects of operating loss and tax credits carried forward. Net deferred tax assets consist of the following components as of December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Deferred tax assets:
Allowances for doubtful accounts	$884	$103
Interest rate swap agreement	—	87
Deferred branch tax benefit	17,159	13,551
Deferred income	48	58
Accrued expenses	3,052	2,886
Foreign tax credit	3,059	1,322
Stock compensation	1,962	—
Intangibles	2,281	1,495

	28,445	19,502
Less: valuation allowance	(2,514)	—

	25,931	19,502

Deferred tax liabilties:
Prepaid expenses	(166)	(85)
Intangibles	(30,600)	(12,116)
Property and equipment	(4,215)	(3,389)
Amortization expense	(1,043)	—
Other liabilities	(82)	—

Total deferred tax liabilities	(36,106)	(15,590)

	$(10,175)	$3,912

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets at December 31, 2013 and 2012 as follows (amounts in thousands)

	2013	2012
Current assets	$—	$3,049
Noncurrent assets	—	863

	$—	$3,912

Current liabilities	$8,135	$—
Noncurrent liabilities	2,040	—

	$10,175	$—

        The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. For the year ended December 31, 2013, the Company has provided a valuation allowance of $2.5 million on the deferred tax assets to reduce the total amount that management believes will be ultimately realized, due to the change in the Puerto Rico corporate tax rate from 30% to 39% in June 2013. For the year ended December 31, 2012, the Company believed it was more likely than not that it will realize the benefits of all of these deductible differences and did not provide a valuation allowance.

        At December 31, 2013 and 2012, the Company has foreign tax credit carryforwards for U.S. federal purposes totaling $3.1 million and $1.3 million, respectively, which expire during the years 2018 through 2023.

        Upon audit, taxing authorities may prohibit the realization of all or part of an uncertain tax position. While the Company has no history of tax audits, the Company regularly assesses the outcome of potential examinations in each of the tax jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2013 and 2012, the Company has accrued no uncertain tax position reserves or related interest and penalties.

Note 7. Long-Term Debt

        Long-term debt as of December 31, 2013 and 2012 consists of the following (amounts in thousands):

	2013	2012
Senior Notes due March 2016	$—	$57,012
Senior Notes due July 2020	172,481	—
Less: Current portion	(1,750)	(4,608)

	$170,731	$52,404

        Senior Notes due July 2020:    On July 30, 2013 certain of our subsidiaries entered into a credit agreement providing for a $175.0 million senior secured term loan B facility (the "Term Loan Facility")

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt (Continued)

which matures on July 30, 2020 The Term Loan Facility also provides an uncommitted accordion option (the "Incremental Facility") allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $20 million plus (ii) an additional amount up to 4.0x 1st lien net leverage. The obligations under the Term Loan Facility are guaranteed by HMTV, LLC, a direct wholly-owned subsidiary of the Company, and all of the Company's existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). The Term Loan Facility is secured by a first-priority perfected security interest in substantially all of the assets of the Company. Pricing on the Term Loan Facility was set at LIBOR plus 500 basis points (with a LIBOR floor of 1.25%), resulting in an effective interest rate 6.25%, and 1.0% of original issue discount ("OID"). The OID of $1.7 million, net of accumulated amortization of $0.1 million at December 31, 2013, is recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Term Loan Facility. The proceeds of the loan were used to repay in full all outstanding debt obligations at the Company's subsidiaries (the Senior Notes due March 2016 and June 2017), to pay fees and expenses associated with the financing, and for general corporate purposes including potential future acquisitions. The Company recorded $3.3 million of debt issue costs associated with the Term Loan Facility, net of accumulated amortization of $0.2 million at December 31, 2013.

        In connection with the repayment of the Senior Notes due March 2016 and June 2017, the Company wrote off unamortized debt issuance costs of $1.6 million, which is recorded as a loss on the early extinguishment of debt in the accompanying consolidated statements of operations.

        The Term Loan Facility principal payments are payable on quarterly due dates commencing September 30, 2013 and a final installment on July 30, 2020.

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

        Senior Notes due March 2016:    On March 31, 2011, Español and WAPA PR, collectively referred to in this note as the "Borrowers", entered into a loan agreement that included a $66.0 million term loan and a $10.0 million revolving credit line with a maturity of March 31, 2016. The loan was guaranteed by WAPA, the direct holding company of Español and WAPA PR, and its wholly-owned subsidiaries other than the Borrowers and secured by a first-priority perfected lien on all capital stock of and equity interests in each of the Borrowers and all other property and assets (tangible and intangible) of the Borrowers, whenever acquired and wherever located, subject to certain exceptions. The loan was repaid in full in connection with the closing of the Term Loan Facility as discussed above. Amounts outstanding under the term loan at December 31, 2013 and 2012 were $0 and $57.0 million respectively.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt (Continued)

        There was an annual commitment fee of 0.75%, paid quarterly, on the revolving credit line for the unfunded amounts calculated daily as the amount by which the aggregate revolving credit line limit exceeds the aggregate outstanding unpaid principal amount. The commitment fees were $37,192, $75,000 and $60,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The revolving credit line was terminated on July 30, 2013 in connection with the closing of the Term Loan Facility. At December 31, 2013 and 2012, there were no outstanding balances due under the revolving credit commitment.

        On April 13, 2011, WAPA entered into a two-year interest rate swap agreement with an initial notional amount of $33.0 million to receive interest at a variable rate equal to three (3) months LIBOR and to pay interest at a fixed rate of 1.143%. The interest rate swap agreement expired on April 15, 2013. At December 31, 2013 and 2012, this interest rate swap agreement had a fair value of $0 and $0.1 million, respectively, and is recognized in other accrued expenses on the consolidated balance sheets. The Company recognized additional financing income (expense) of $0.1 million, $0.1 million and ($0.2 million) for the years ended December 31, 2013, 2012 and 2011, respectively, related to the change in the fair value of the interest rate swap agreement, which is included in interest expense, net on the consolidated statements of operations.

        Senior Notes due June 2017:    In connection with the Transaction, described in Note 2, the Company assumed the outstanding balance of Cinelatino's credit facility, in the amount of $30.1 million. The loan was repaid in full in connection with the closing of the Term Loan Facility on July 30, 2013 as discussed above.

        The carrying value of the long-term debt approximates fair value at December 31, 2013 and 2012. The estimated fair value of our variable-rate debt is derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures).

        Following are maturities of long-term debt, at December 31, 2013 (amounts in thousands):

Year Ending December 31,
2014	$1,750
2015	1,750
2016	1,750
2017	1,750
2018 and thereafter	167,125

$174,125

Note 8. Stockholders' Equity

Capitalization

        On April 4, 2013, the merger by and among Cinelatino, WAPA and Azteca providing for the acquisition of Cinelatino and the combination of WAPA and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the "Transaction") was consummated.

        In connection with the Transaction (i) the holders of Cinelatino common stock and the holder of membership interests in WAPA (the "Cinelatino/WAPA Investors") surrendered their respective

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

interests and received an aggregate of 33,000,000 shares of Hemisphere Class B common stock, par value $0.0001 ("Class B common stock"), a cash payment equal to an aggregate of $5.0 million, and purchased 2,333,334 warrants from Azteca founders to purchase Hemisphere Class A common stock, par value $0.0001 (such warrants, "Warrants" and such stock, "Class A common stock"); (ii) each share of Azteca common stock was automatically converted into one share of Class A common stock; (iii) each Amended Azteca Warrant, as defined below, was automatically converted into an equal number of Warrants; and (iv) immediately prior to the consummation of the Transaction, Azteca Acquisition Holdings, LLC and certain existing shareholders of Azteca contributed 250,000 shares of Azteca common stock to Azteca for cancellation and agreed to subject an additional 250,000 shares of Class A common stock to certain forfeiture provisions (in addition to 735,294 shares of Class A common stock already subject to forfeiture under pre-existing agreements) if the market price of shares of Hemisphere Class A common stock does not reach certain levels. Following the consummation of the Transaction, there were 10,991,100 shares of Class A stock outstanding and 33,000,000 shares of Hemisphere Class B stock outstanding. Subsequent to the Transaction, an additional 250,00 shares of Class A restricted stock were issued. From time to time the Company has issued Class A common stock to certain members of management and board of directors as equity compensation, subject to time and performance vesting conditions, as discussed below.

Voting

        Class B common stock votes on a 10 to 1 basis with the Class A common stock, which means that each share of Class B common stock will have 10 votes and each share of Class A common stock will have 1 vote.

Equity Incentive Plans

        An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan"). During the year ended December 31, 2013, 1.2 million shares of restricted Class A common stock and 1.7 million options to purchase shares of Class A common stock were awarded under the Plan. At December 31, 2013, 1.1 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company's board of directors administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

        The Company's time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee's continued employment or service with the Company. The Company's event- based restricted stock awards and option awards generally vest either upon the Company's Class A common stock attaining a $12.50 or $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days, subject to the grantee's continued employment or service with the Company. At December 31, 2013, 250,000 restricted stock awards and 275,000 options have met the $12.50 threshold

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

and are fully vested. Other event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company's 2014 annual shareholder meeting.

Stock-Based Compensation

        Stock-based compensation expense related to stock options and restricted stock was $7.2 million, $0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, there was $4.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over weighted-average period of 3.1 years. At December 31, 2013, there was $6.7 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options

        The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model for time-based options and the Monte Carlo simulation model for event-based options. The expected term of options granted is derived using the simplified method under ASC 718-10-S99-1/SEC Topic 14.D for "plain vanilla" options and the Monte Carlo simulation for event-based options. Expected volatility is based on the historical volatility of the Company's competitors given its lack of trading history. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has estimated forfeitures of 1.5%, as the awards are to management for which the Company expects lower turnover, and has assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	2013
Risk-free interest rate	.93% - 2.03%
Dividend yield	—
Volatility	34.4% - 36.7%
Weighted-average expected term (years)	6.0

Monte Carlo Option Valuation Assumptions	2013
Risk-free interest rate	1.78%
Dividend yield	—
Volatility	36.7%
Weighted-average expected term (years)	5.4 - 5.8

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

        The following table summarizes stock option activity for the year ended December 31, 2013 (shares in thousands)

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2013	—	—	—	—
Granted	1,730	$11.20	9.3	$1,157
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at December 31, 2013	1,730	$11.20	9.3	$1,157

Exercisable at December 31, 2013	275	$10.20	9.3	$459

        The weighted average grant date fair value of options granted for the year ended December 31, 2013 was $4.21. At December 31, 2013, 300,000 options granted are unvested, event-based options.

Restricted Stock

        Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

Monte Carlo Restricted Stock Valuation Assumptions	2013
Risk-free interest rate	0.52%
Dividend yield	—
Volatility	36.70%
Weighted-average expected term (years)	0.6 - 1.3

        The following table summarizes restricted share activity for the year ended December 31, 2013 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2013	—	—
Granted	1,195	$9.81
Vested	(250)	8.41
Forfeited	—	—

Outstanding at December 31, 2013	945	$10.18

        At December 31, 2013, 150,000 shares of restricted stock issued are unvested, event-based shares.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

Warrants

        In connection with the capitalization of the Company noted above, the Company has issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of the number of shares of our Class A common stock at a price of $6.00 per half share. At December 31, 2013, 14.7 million warrants were issued and outstanding, which are exercisable into 7.3 million shares of our Class A common stock. Warrants are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants, at an effective exercise price of $12.00 per warrant. At the option of the Company, 10.0 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018.

        The following table summarizes warrants activity for the year ended December 31, 2013 (shares in thousands):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2013	—	—	—	—
Issued	7,333	$12.00	4.3	$—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding at December 31, 2013	7,333	$12.00	4.3	$—

Note 9. Contingencies

        The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 10. Commitments

        The Company has entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively

        The Company has certain commitments including various operating leases.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10. Commitments (Continued)

        Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Lease	Other Commitments	Total
2014	$218	$6,481	$6,699
2015	65	2,745	2,810
2016	7	1,704	1,711
2017	—	269	269
2018 and thereafter	—	6	6

Total	$290	$11,205	$11,495

Note 11. Retirement Plans

        Following is the plan's projected benefit obligation for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	2013	2012	2011
Projected benefit obligation:
Balance, beginning of the year	$2,127	$1,807	$1,461
Service cost	83	60	46
Interest cost	84	90	84
Actuarial loss	(157)	298	143
Benefits paid to participants	(23)	(128)	—
Plan amendment	—	—	73

Balance, end of year	$2,114	$2,127	$1,807

        At December 31, 2013, 2012 and 2011, the funded status of the plan was as follows (amounts in thousands):

	2013	2012	2011
Excess of benefit obligation over the value of plan assets	$(2,114)	$(2,127)	$(1,807)
Unrecognized net actuarial gain	473	666	389
Unrecognized prior service cost	103	122	143

Accrued benefit cost	$(1,538)	$(1,339)	$(1,275)

        The plan is unfunded. As such, the Company is not required to make annual contributions to the plan.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

        At December 31, 2013 and 2012, the amounts recognized in the consolidated balance sheets were classified as follows (amounts in thousands):

	2013	2012
Accrued benefit cost	$(2,114)	$(2,127)
Accumulated other comprehensive loss	576	788

Net amount recognized	$(1,538)	$(1,339)

        Amounts recorded in accumulated other comprehensive loss are reported net of tax.

        The benefits expected to be paid in each of the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,	Amount
2014	$40
2015	51
2016	85
2017	124
2018	210
2019 through 2023	802

$1,312

        For the years ended December 31, 2013, 2012 and 2011, the following weighted-average rates were used:

	2013	2012	2011
Discount rate on the benefit obligation	4.95%	4.05%	5.03%
Rate of employee compensation increase	4.00%	4.00%	4.00%

        Pension expense for the years ended December 31, 2013, 2012 and 2011, consists of the following (amounts in thousands):

	2013	2012	2011
Service cost	$83	$60	$46
Interest cost	84	90	84
Expected return on plan assets	—	—	—
Recognized actuarial loss (gain)	—	—	—
Amortization of prior service cost	19	21	56
Net loss amortization	36	21	11

	$222	$192	$197

        WAPA PR, a 100% owned subsidiary of the Company, makes contributions to the Newspaper Guild International Pension Plan (the "Plan" or "TNGIPP"), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by two collective bargaining agreements (the "CBAs"), which expire on July 23, 2015 and June 27, 2016, respectively.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

WAPA PR's contribution rates to the Plan are generally determined in accordance with the provisions of the CBAs.

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

        Under current law regarding multiemployer defined benefit plans, a plan's termination, WAPA PR's voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require us to make payments to the plan for our proportionate share of the multiemployer plan's unfunded vested liabilities. WAPA PR has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and a Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the "Red Zone", as defined by the PPA, and that a plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010. On May 29, 2010, the Trustees sent WAPA PR a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA PR), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. The Company elected the "preferred schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015.

        The surcharges and effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on the Company's results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on the WAPA PR to contribute to any plan underfunding may be material. In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

        WAPA PR could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to the unfunded vested benefits of the Plan, in the event that WAPA PR withdrew from the plan during the five-year period beginning on the effective date of the MOA. The withdrawal liability (which could be material) in the event of the foregoing, would equal the total lump sum of contributions that WAPA PR would have been obligated to pay the Plan through the date of withdrawal, under the "default schedule" of the Rehabilitation Plan (5% surcharge in the initial year and 10% for each successive year thereafter the plan is in critical status), less any contributions actually paid by the WAPA PR to the Plan under the "preferred schedule."

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

        Further information about the Plan is presented in the table below (amounts in thousands):

		Pension Protection Act Zone Status	Funding Improvement Plan/Rehabilitation Plan	WAPA PR's Contribution				Expiration Date of Collective Bargaining Agreements
							Surcharge Imposed
Pension Fund	EIN	2012	Status	2013	2012	2011
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$144	$113	$108	Yes	July 21, 2015 June 27, 2016

Note 12. Quarterly Financial Data (Unaudited)

(Amounts in thousands, except per share amounts)

	2013 Quarters Ended(a)
	March 31	June 30(b)	September 30	December 31
Net revenues	$13,495	$22,929	$23,705	$25,876
Operating (loss) income	(117)	(1,292)	4,110	5,019
Net (loss) income	(525)	(2,426)	(3,985)	2,639
(Loss) earnings per share:
Basic	$(525)	$(0.06)	$(0.09)	$0.06
Dilutive	$(525)	$(0.06)	$(0.09)	$0.06

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Net revenues	$13,505	$17,228	$17,544	$23,091
Operating income	2,788	5,457	3,651	8,971
Net income	873	2,651	956	6,550
Earnings per share:
Basic	$873	$2,651	$956	$6,550
Dilutive	$873	$2,651	$956	$6,550

(a)
On April 4, 2013, the merger by and among Cinelatino, WAPA and Azteca providing for the combination of Cinelatino, WAPA and Azteca as indirect wholly-owned subsidiaries of Hemisphere (the "Transaction") was consummated. Although Hemisphere issued the equity interests in the Transaction, since it is a new entity formed solely to issue these equity securities to effect the Transaction, it would not be considered the acquirer, and one of the combining entities that existed before the Transaction must be identified as the acquirer. Based on the following, WAPA is the accounting acquirer and predecessor whose historical results are the results for Hemisphere. The operating results of the acquired businesses are included in the Company's consolidated financial statements as of the date of the Transaction.

(b)
As discussed in Note 1, the Company adjusted previously reported amounts.

Note 13. Subsequent Event

        On January 22, 2014, the Company entered into an Asset Purchase Agreement with Media World, LLC ("Media World"), a Florida limited liability company, pursuant to which the Company

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13. Subsequent Event (Continued)

acquired the assets of three Spanish-language cable television networks from Media World for approximately $102.2 million, subject to certain adjustments, in cash (the "Acquisition"). The three acquired cable networks include (i) Pasiones; (ii) Centroamerica TV and (iii) TV Dominicana. The Acquisition is expected to close immediately following the close of our first quarter of 2014.

        We are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. Upon the completion of the valuation analysis, we expect to provide the amounts recognized as of the acquisition date for the major classes of the assets acquired and liabilities assumed.