Form 10-Q
period 2014-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2014-05-07
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of May 5, 2014
Class A common stock, par value $0.0001 per share	12,046,519 shares
Class B common stock, par value $0.0001 per share	33,000,000 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2014

(Unaudited)

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant”, “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Acquired Cable Business” refers to assets of Media World, LLC and its affiliates primarily used in, or held for use in connection with, the operation or conduct of Media World LLC’s Spanish-language television network business including: (i) Pasiones, (ii) Centroamerica TV and (iii) TV Dominicana; “Azteca” refers to Azteca Acquisition Corporation, a Delaware blank check corporation; “Azteca Merger Sub” refers to Hemisphere Merger Sub II, Inc., a Delaware corporation; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Cable Networks Acquisition” refers to the acquisition of the Acquired Cable Business on April 1, 2014, for approximately $101.9 million, subject to certain adjustments; “Cine Merger Sub” refers to Hemisphere Merger Sub III, Inc., a Delaware corporation; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation); “Networks” refers collectively to WAPA PR, WAPA2 Deportes, WAPA America and Cinelatino; “Transaction” refers to collectively to the mergers of WAPA and WAPA Merger Sub, Azteca and Azteca Merger Sub, and Cinelatino and Cine Merger Sub, resulting in Azteca, WAPA and Cinelatino becoming indirect wholly-owned subsidiaries of Hemisphere; “WAPA” refers to WAPA Holdings, LLC, a Delaware limited liability company and, where applicable, its consolidated subsidiaries; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Merger Sub” refers to Hemisphere Merger Sub I, LLC, a Delaware limited liability company; “WAPA PR” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA2 Deportes” refers to a sports television network in Puerto Rico operated by WAPA PR; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA PR.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Quarterly Report on Form 10-Q, including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about us and our consolidated subsidiaries that do not directly or exclusively relate to historical facts.  The statements are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “expect,” “positioned,” “strategy,” “future,” “potential,” “plan,” “forecast,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements.  These include, but are not limited to, statements relating to the synergies and the benefits that we expect to achieve in the Cable Networks Acquisition, including future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A—Risk Factors” in this report as well as in our 2013 Annual Report on Form 10-K, those factors include:

•                  the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to the consummation of the (i) Transaction and (ii) Cable Networks Acquisition;

•                  the potential for viewership of our Networks’ (including the networks comprising the Acquired Cable Business) programming to decline;

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

•                  the ability to realize anticipated growth and growth strategies of the combined company since the completion of (i) the Transaction and (ii) Cable Networks Acquisition;

•                  the ability to realize the anticipated benefits of (i) the Transaction and (ii) Cable Networks Acquisition, in each case, which may be affected by, among other things, competition in the industry in which we operate;

•                  the risk that we may become responsible for certain liabilities of the Acquired Cable Business;

•                  the risk that integrating our business with that of the Acquired Cable Business may divert our management’s attention;

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	March 31,	December 31,
	2014 (Unaudited)	2013 (Audited)
Assets
Current Assets
Cash	$73,909	$176,622
Cash held in escrow	101,891	—
Accounts receivable, net of allowance for doubtful accounts of $160 and $137, respectively	13,982	15,589
Due from related parties, net of allowance for doubtful accounts of $578 and $514, respectively	1,851	2,142
Programming rights	5,366	5,748
Prepaid expenses and other current assets	4,291	4,078
Total current assets	201,290	204,179

Programming rights	7,365	7,000
Property and equipment, net	24,416	24,675
Deferred financing costs	3,124	3,251
Broadcast license	41,356	41,356
Goodwill	130,794	130,794
Other intangibles, net	32,973	34,610
Other assets	870	783
Total Assets	$442,188	$446,648

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,662	$1,566
Due to related parties	778	738
Accrued agency commissions	1,159	6,101
Accrued compensation and benefits	2,479	2,374
Other accrued expenses	3,856	4,928
Programming rights payable	4,475	4,585
Deferred taxes	8,135	8,135
Current portion of long-term debt	1,750	1,750
Total current liabilities	24,294	30,177

Programming rights payable	858	837
Long-term debt, net of current portion	170,358	170,731
Deferred taxes	2,040	2,040
Defined benefit pension obligation	2,087	2,075
Total Liabilities	199,637	205,860

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 11,241,050 and 11,241,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 33,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	3	3
Additional paid-in capital	242,332	240,817
Treasury stock, at cost; 65,549 at March 31, 2014 and December 31, 2013	(938)	(938)
Retained earnings	1,789	1,541
Accumulated comprehensive loss	(636)	(636)
Total Stockholders’ Equity	242,551	240,788
Total Liabilities and Stockholders’ Equity	$442,188	$446,648

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net revenues	$20,951	$13,495
Operating Expenses:
Cost of revenues	7,598	5,856
Selling, general and administrative	6,881	3,429
Depreciation and amortization	2,578	1,010
Other expenses	249	3,292
(Gain) loss on disposition of assets	(2)	25
Total operating expenses	17,304	13,612

Operating income (loss)	3,647	(117)

Other Expenses:
Interest expense, net	(2,907)	(759)
Other expense, net	—	(12)
	(2,907)	(771)

Income (loss) before income taxes	740	(888)

Income tax (expense) benefit	(492)	363

Net income (loss)	$248	$(525)

Earnings (loss) per share:
Basic	$0.01	$(525)
Diluted	$0.01	$(525)

Weighted average shares outstanding:
Basic	42,172	1
Diluted	42,609	1

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$248	$(525)
Other comprehensive income	—	—
Comprehensive income (loss)	$248	$(525)

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2014

(Unaudited)

(amounts in thousands)

	Class A Shares	Common Stock Par Value	Class B Shares	Common Stock Par Value	Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive (Loss)	Total
Balance at December 31, 2013	11,241	$1	33,000	$3	$240,817	$(938)	$1,541	$(636)	$240,788
Net income	—	—	—	—		—	248	—	248
Stock-based compensation	—	—	—	—	1,514	—	—	—	1,514
Exercise of warrants	—	—	—	—	1	—	—	—	1
Balance at March 31, 2014	11,241	$1	33,000	$3	$242,332	$(938)	$1,789	$(636)	$242,551

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2014	2013
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net income (loss)	$248	$(525)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,578	1,010
Program amortization	2,444	1,741
Amortization of deferred financing costs	127	200
Amortization of original issue discount	64	—
Stock-based compensation	1,514	—
Provision for bad debts	84	20
(Gain) loss on disposition of assets	(2)	25
Deferred tax expense	—	(371)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,588	2,279
Programming rights	(2,427)	(4,214)
Due from related parties	227	—
Prepaid expenses and other current assets	(300)	(786)
Increase (decrease) in:
Accounts payable	96	2,953
Due to related parties	40	—
Accrued expenses	(5,909)	(7,287)
Programming rights payable	(89)	2,278
Other liabilities	12	40
Net cash provided by (used in) operating activities	295	(2,637)
Cash Flows From Investing Activities:
Proceeds from sale of assets	7	—
Capital expenditures	(687)	(233)
Cash held in escrow in connection with the Cable Networks Acquisition	(101,891)	—
Net cash used in investing activities	(102,571)	(233)
Cash Flows From Financing Activities:
Repayments of long-term debt	(438)	—
Proceeds from issuance of stock	1	—
Net cash used in financing activities	(437)	—
Net decrease in cash	(102,713)	(2,870)
Cash:
Beginning	176,622	10,084
Ending	$73,909	$7,214

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,721	$639
Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

Nature of business:   The accompanying condensed consolidated financial statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA”), and Azteca Acquisition Corporation (“Azteca”).  Hemisphere was formed on January 16, 2013 for purposes of effecting the Transaction, which was consummated on April 4, 2013.  The Company determines its operating segments based upon (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. We have one operating segment, Hemisphere. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our condensed consolidated financial statements.

Basis of Presentation:   The accompanying unaudited condensed consolidated financial statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results for the three month period ended, March 31, 2014 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2013.

As discussed in Note 2 of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, on April 4, 2013, the merger by and among Cinelatino, WAPA and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the “Transaction”) was consummated. The Transaction was accounted for by applying the acquisition method in accordance with Accounting Standards Codification (ASC) Topic 805, “Business Combinations.” As such, WAPA was determined to be the accounting acquirer and predecessor, whose historical results are the historical results of Hemisphere for the three month period ended March 31, 2013.

Net Earnings (Loss) per Common Share:   Basic earnings (loss) per share (“EPS”) are computed by dividing income (loss) attributable to common stockholders by the number of weighted-average outstanding shares of common stock.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands):

	Three Months Ended March 31,
	2014	2013

Numerator for earnings (loss) per common share calculation:
Net income (loss):	$248	$(525)

Denominator for earnings (loss) per common share calculation:
Weighted-average common shares, basic	42,172	1
Effect of dilutive securities:
Stock options and restricted stock	437	—
Weighted-average common shares, diluted	42,609	1

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income (loss) per common share calculation. Potentially dilutive securities representing 8.2 million shares of common stock for the three months ended March 31, 2014, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income (loss) per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par $0.0001 per share (“Class B common stock”) because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheets date, and the reported revenues and expenses for the three months ended March 31, 2014 and 2013. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recent accounting pronouncements:  In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU clarifies guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this ASU effective January 1, 2014. The adoption did not have a material change in our financial statement presentation.

Note 2. Related Party Transactions

We have various agreements with MVS as follows:

•                  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). The annual fee for the services is approximately $2.1 million. Total expenses incurred were $0.5 million and $0 for the three months ended March 31, 2014 and 2013, respectively, and are included in cost of revenues.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $1.0 million and $0 for the three months ended March 31, 2014 and 2013, respectively.

•                  A six-year affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.5 million and $0 for the three months ended March 31, 2014 and 2013 respectively.

•                  In November 2013, Cine Latino licensed six movies from MVS. The agreement granted Cinelatino certain cable television and free video on demand rights in the United States, its territories, possessions, and commonwealths (including Puerto Rico), and Latin America (excluding Brazil). Expenses incurred under this agreement are included in selling, general and administrative expenses and amounted to $5,557 for the three months ended March 31, 2014. At March 31, 2014 and December 31, 2013, $0.1 million is included in programming rights related to this agreement.

Amounts due from MVS pursuant to the agreements noted above, net of an allowance for doubtful accounts, amounted to $1.8 million and $2.1 million at March 31, 2014 and December 31, 2013, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.5 million at March 31, 2014 and December 31, 2013 and are remitted monthly.

We entered into a three-year consulting agreement effective April 9, 2013 with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Prior to that, Cinelatino entered into a consulting agreement with an entity owned by James M. McNamara. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $45,698 and $0 for the three months ended March 31, 2014 and 2013, respectively. Amounts due this related party amounted to $0 at March 31, 2014 and December 31, 2013.

We have also entered into programming agreements with an entity owned by James M. McNamara for the distribution of three specific movie titles. Expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and amounted to $1,895 and $0 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, $0.1 million is included in other assets in the accompanying condensed consolidated balance sheets as prepaid programming related to these agreements.

During 2013, Cinelatino engaged Pantelion to assist Cinelatino in the theatrical distribution of Nosotros Los Nobles, a feature film licensed by Cinetino, in the United States. Pantelion is a studio made up of several organizations, including Panamax Films, LLC (“Panamax”), Lions Gate Films Inc., and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. Cinelatino agreed to pay to Pantelion in connection with their services no more than 12.5% of all Cinelatino’s “rentals” (box-office proceeds earned by Cinetino during Nosotros Los Nobles’ theatrical run) and reimbursable expenses. Total expenses incurred are included in cost of revenues in the accompanying condensed consolidated statements of operations and amounted to $0 for the three months ended March 31, 2014. Amounts due Pantelion at March 31, 2014 and December 31, 2013 totaled $0.2 million and $0.2 million, respectively.

We entered into a services agreement effective April 4, 2013 with InterMedia Advisors, LLC (“IMA”), which has officers, directors and stockholders in common with the Company, to provide services including, without limitation, office space, operational support and employees acting in a consulting capacity. Prior to that, we reimbursed IMA for payments made on our behalf for similar services. Such expenses are included in selling, general and administrative expenses and amounted to $0 for the three months ended March 31, 2014.  Amounts due to this related party were $38,705 at March 31, 2014 and December 31, 2013.

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following at March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Broadcast licenses	$41,356	$41,356
Goodwill	130,794	130,794
Affiliate relationships, net	32,273	33,910
Other intangible	700	700
Total intangible assets	$205,123	$206,760

A summary of the changes in our other amortizable intangible assets for the three months ended March 31, 2014 is as follows (amounts in thousands)

	Balance at			Net Balance at
	December 31, 2013	Additions	Amortization	March 31, 2014
Affiliate relationships	$33,910	$—	$(1,637)	$32,273

As of March 31, 2014 and December 31, 2013 we have the following net amounts related to other amortizable intangible assets (amounts in thousands):

	Amortization	March 31,	December 31,
	Term (Years)	2014	2013
Affiliate relationships	6 - 10	$32,273	$33,910

The aggregate amortization expense of our amortizable intangible assets was $1.6 million and $0.1 million for the three months ended March 31, 2014 and 2013. The weighted average remaining amortization period is 5.0 years at March 31, 2014.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending
December 31,	Amount
Remainder 2014	$4,909
2015	6,547
2016	6,547
2017	6,374
2018	6,317
2019 and thereafter	1,579
$32,273

Note 4. Income Taxes

For the three months ended March 31, 2014 and 2013, our income tax expense (benefit) and effective tax rates were as follows:

	Three Months Ended March 31,
	2014	2013
Income tax expense (benefit)	$492	$(363)
Actual income tax rate	38.8%	41.4%

Current tax expense for the three months ended March 31, 2014 and 2013 includes $0.2 million and $0 of foreign withholding tax, respectively.

For the three months ended March 31, 2014, our statutory Federal income tax rate of 35.0% increased to the effective income tax rate of 38.8% primarily due to state income taxes.  For the three ended March 31, 2013, our statutory Federal income tax rate of 34.0% increased to the effective income tax rate of 41.4% primarily as a result of increases in taxes in Puerto Rico that will not generate offsetting U.S. income tax credits.

Note 5. Long-Term Debt

Long-term debt as of March 31, 2014 and December 31, 2013 consists of the following (amounts in thousands):

	March 31,	December 31,
	2014	2013
Senior Notes due July 2020	$172,108	$172,481
Less: current portion	(1,750)	(1,750)
	$170,358	$170,731

On July 30, 2013 certain of our subsidiaries entered into a credit agreement providing for a $175.0 million senior secured term loan B facility (the “Term Loan Facility”) which matures on July 30, 2020 The Term Loan Facility also provides an uncommitted accordion option (the “Incremental Facility”) allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $20 million plus (ii) an additional amount up to 4.0x 1st lien net leverage. The obligations under the Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). The Term Loan Facility is secured by a first-priority perfected security interest in substantially all of the assets of the Company. Pricing on the Term Loan Facility was set at LIBOR plus 500 basis points (with a LIBOR floor of 1.25%), resulting in an effective interest rate 6.25%, and 1.0% of original issue discount (“OID”). The OID of $1.6 million, net of accumulated amortization of $0.2 million at March 31, 2014, is recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Term Loan Facility. The proceeds of the loan were used to repay in full all outstanding debt obligations at our subsidiaries, to pay fees and expenses associated with the financing, and for general corporate purposes including potential future acquisitions. We recorded $3.1 million of debt issue costs associated with the Term Loan Facility, net of accumulated amortization of $0.3 million at March 31, 2014.

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

The carrying value of the long-term debt approximates fair value at December 31, 2013 and March 31, 2014.  The estimated fair value of our variable-rate debt is derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures).

Following are maturities of long-term debt, as of March 31, 2014 (amounts in thousands):

Year Ending
December 31,
Remainder of 2014	$1,313
2015	1,750
2016	1,750
2017	1,750
2018 and thereafter	167,125
$173,688

Note 6. Stockholder’s Equity

Equity Incentive Plans

An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”). As of March 31, 2014, 1.2 million shares of restricted Class A common stock and 1.7 million options to purchase shares of our Class A common stock were awarded under the Plan. At March 31, 2014, 1.1 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to us in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023.  Our board of directors administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

Our time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with us. Our event-based restricted stock awards and option awards generally vest upon our Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days, subject to the grantee’s continued employment or service with us. Other event-based restricted stock awards granted to certain members of our Board vest on the day preceding our 2014 annual shareholder meeting.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock was $1.5 million and $0 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014, there was $4.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over weighted-average period of 3.2 years. At March 31, 2014, there was $5.6 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2014 (shares and intrinsic value in thousands):

			Weighted-
		Weighted-	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value

Outstanding at December 31, 2013:	1,730	$11.20	9.3	$2,403
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2014:	1,730	$11.20	9.1	$2,403
Vested at March 31, 2014	275	$10.20	9.0	$657
Exercisable at March 31, 2014	275	$10.20	9.0	$657

At March 31, 2014, 0.3 million options granted are unvested, event-based options.

Restricted Stock

The following table summarizes restricted share activity for the three months ended March 31, 2014 (shares in thousands)

Weighted-
average
	Number	grant date
	of shares	fair value

Outstanding at December 31, 2013:	945	$10.18
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2014:	945	$10.18

At March 31, 2014, 0.2 million shares of restricted stock issued are unvested, event-based shares.

Warrants

In connection with our capitalization noted above, we have issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. At December 31, 2013, 14.7 million warrants were issued and outstanding, which are exercisable into 7.3 million shares of our Class A common stock. Warrants are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants, at an effective exercise price of $12.00 per share. At our option, 10.0 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018.

The following table summarizes warrant activity for the three months ended March 31, 2014 (shares and intrinsic value in thousands):

Weighted-
		Weighted-	average	Aggregate
	Number	average	contractual	intrinsic
	of shares	exercise price	term	value

Outstanding at December 31, 2013:	7,333	$12.00	4.3	$4,327
Issued	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2014:	7,333	$12.00	4.0	$4,327

During the three months ended March 31, 2014, we issued 50 shares of our Class A common stock upon the exercise of warrants, for total exercise proceeds of $600.

Note 7. Contingencies

We are involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect our financial condition.

Note 8. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments, are as follows (amounts in thousands):

Year Ending	Operating	Other
December 31,	Lease	Commitments	Total
Remainder of 2014	$210	$5,258	$5,468
2015	65	2,771	2,836
2016	7	1,704	1,711
2017	—	269	269
2018 and thereafter	—	6	6
Total	$282	$10,008	$10,290

Note 9. Subsequent Events

On April 1, 2014, we acquired the assets of three Spanish-language cable television networks from Media World, LLC, a Florida limited liability company, for approximately $101.9 million, subject to certain adjustments, paid in cash (the “Cable Networks Acquisition”). The three acquired cable networks include (i) Pasiones; (ii) Centroamerica TV and (iii) TV Dominicana.

We are currently in the process of valuing the assets acquired and liabilities assumed in the business combination. Upon the completion of the valuation analysis, we expect to provide the amounts recognized as of the acquisition date for the major classes of the assets acquired and liabilities assumed.  Based on historical acquisitions we have made, we expect to allocate a portion of the purchase price to identifiable intangibles, including, but not limited to, certain definite-lived intangibles, such as affiliation agreements, that would be amortized over the estimated useful life of such agreements.  For more information, see Exhibit 99.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes our financial condition and operating performance and should be read in conjunction with its historical condensed consolidated financial statements and notes thereto included above.

OVERVIEW

We are the parent holding company of WAPA, Cinelatino and Azteca. We were formed on January 16, 2013 for purposes of effecting the Transaction, which was consummated on April 4, 2013. Azteca, a special purpose acquisition vehicle, delivered approximately $70 million from a trust account raised in its 2011 initial public offering to us at the closing of the Transaction. After the consummation of the Transaction, Azteca engaged in no further operations and was subsequently dissolved on December 31, 2013.

We operate our business in one operating segment. We own and operate the following leading Spanish-language Networks and content platform:

•                  Cinelatino:  the leading Spanish-language cable movie network with over 13 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-Nielsen rated Spanish-language cable movie network in the U.S. and the #2-Nielsen rated Spanish-language cable television network in the U.S. overall;

•                  WAPA PR:  the leading broadcast television network and television content producer in Puerto Rico. WAPA PR has been the #1-rated broadcast television network in Puerto Rico for the last five years. WAPA PR is Puerto Rico’s news leader and the largest local producer of entertainment programming, producing over 65 hours each week;

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States. WAPA America’s programming includes news, sports and entertainment offerings produced by WAPA PR. WAPA America is distributed in the U.S. to over 5 million subscribers;

•                  WAPA2 Deportes:  a leading sports television network in Puerto Rico, featuring Major League Baseball and professional sporting events from Puerto Rico. WAPA2 Deportes is distributed through WAPA PR’s multicast signal and on all cable and satellite systems in Puerto Rico; and

•                  WAPA.TV:  the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA PR.

Our two primary sources of revenue are advertising revenues and retransmission/subscriber fees. Advertising revenue is generated from the sale of advertising time. Our advertising revenue tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2012, we experienced higher advertising sales as a result of political advertising spending during the 2012 governmental elections.

Retransmission and subscriber fees are charged to distributors of our Networks, including cable, satellite and telecommunication service providers, pursuant to multi-year agreements. We believe our Networks are well positioned to continue further growth in our retransmission and subscriber fees, fueled by our Networks’ strong ratings, continued growth in our target demographic audiences and our robust content portfolio. We continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our subscriber fees will, to a certain extent, be dependent on the growth in the number of subscribers to the cable, satellite and telecommunication service providers distributing our Networks, and new system launches, particularly in Latin America.

WAPA PR primarily derives its revenue from advertising, though retransmission fees are growing rapidly and becoming a larger contributor to revenue. WAPA America derives its revenue from both subscriber fees and advertising revenue. Cinelatino is currently commercial-free, and generates 100% of its revenue from subscriber fees. However, to further monetize Cinelatino’s strong ratings and attractive audience, one of our primary objectives is to introduce advertising on Cinelatino’s U.S. feed. WAPA2 Deportes and WAPA.tv generate revenue from the sale of advertising, but we may seek retransmission fees for WAPA2 Deportes in the future.

WAPA PR has been the #1-rated broadcast television network in Puerto Rico for the last five years and management believes it is highly valued by its viewers and distributors. WAPA PR is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. In fact, WAPA PR’s primetime household rating in 2013 was more than three times higher than CBS, the most highly rated English-language U.S. broadcast network in the U.S. As a result of its ratings success in the last five years, management believes WAPA PR is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks have experienced in the U.S. (ABC, CBS, NBC and Fox).

WAPA America and Cinelatino occupy a valuable and unique position as one of only a few Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes WAPA America and Cinelatino are well positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. Cinelatino is presently rated by Nielsen, and we plan to subscribe to Nielsen ratings for WAPA America later in 2014, which we believe will be attractive to national advertisers and will help to build on its strong performance in 2013.

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

Management expects Cinelatino to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop and rising disposable incomes, as well as investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 42 million in 2013 to 56 million in 2018, representing a 6% compounded annual growth rate. Furthermore, Cinelatino is presently distributed to only 22% of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes the network’s content has widespread appeal throughout Latin America, and therefore will be able expand distribution throughout the region.

MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. For more information, see Note 2, “Related Party Transactions” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2014 and 2013

			$ Change	% Change
	Three Months Ended March 31,		Favorable /	Favorable /
	2014	2013	(Unfavorable)	(Unfavorable)
Net revenues	$20,951	$13,495	$7,456	55.2%
Operating Expenses:
Cost of revenues	7,598	5,856	(1,742)	-29.7%
Selling, general and administrative	6,881	3,429	(3,452)	-100.7%
Depreciation and amortization	2,578	1,010	(1,568)	-155.2%
Other expenses	249	3,292	3,043	92.5%
(Gain) loss on disposition of assets	(2)	25	27	NM
Total operating expenses	17,304	13,612	(3,692)	-27.1%
Operating income (loss)	3,647	(117)	3,764	NM
Other Expenses:
Interest expense, net	(2,907)	(759)	(2,148)	-283.0%
Other expense, net	—	(12)	12	100.0%
	(2,907)	(771)	(2,136)	NM
Income (loss) before income taxes	740	(888)	1,628	183.4%
Income tax (expense) benefit	(492)	363	(855)	-235.7%
Net income (loss)	$248	$(525)	$773	NM

NM = Not meaningful

Net Revenues

Net revenues increased $7.5 million, or 55%, for the three months ended March 31, 2014.  The increase is primarily a result of the inclusion in the current quarter of the net revenues of Cinelatino which were not included in the prior year’s quarter as the Transaction was consummated on April 4, 2013.  Pro forma for the Transaction occurring on January 1, 2013, net revenues increased by $1.4 million, or 7%, due to growth in retransmission and subscriber fees, and advertising revenue.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the three months ended March 31, 2014, cost of revenues increased $1.7 million, or 30%.  The increase during the current quarter was due to the inclusion in the current quarter of Cinelatino in the operating results, which was not included in the prior year’s quarter.  Additionally, cost of revenues at WAPA increased in large part due to a full quarter of production costs in the current quarter for two daily series on both WAPA PR and WAPA America that were launched during the first and second quarters of 2013, and which were not fully reflected in the prior year’s quarter.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, corporate employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses increased $3.5 million for the three months ended March 31, 2014.  The increase is due to the inclusion in the current quarter of certain expenses that were not included in the prior year’s quarter including the operating results of Cinelatino, stock based compensation expense, and corporate overhead.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense increased $1.6 million for the three months ended March 31, 2014.  The increase is due primarily to amortization of intangibles identified as a result of the Transaction.

Other Expenses: Other expenses includes legal and financial advisory fees incurred in connection with the Cable Networks Acquisition and the Transaction.  Other expenses decreased $3.0 million for the three months ended March 31, 2014, as the transaction related costs incurred in the current quarter in connection with the Cable Networks Acquisition amounted to $0.2 million as compared to $3.3 million incurred in connection with the Transaction in the prior year’s quarter.

Other Expenses

Other expenses increased by $2.1 million for the three months ended March 31, 2014, due to higher interest expense on the term loan entered into in July 2013 which increased our outstanding loan balance.

Income Tax (Expense) Benefit

Income tax expense increased $0.9 million for the three months ended March 31, 2014, due to a $1.6 million increase in income before income taxes.

Net Income (Loss)

Net income increased $0.8 million for the three months ended March 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At March 31, 2014, we had $73.9 million of cash on hand, excluding $101.9 million placed in escrow as of March 31, 2014 in connection with the Cable Networks Acquisition which closed on April 1, 2014.

Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments.

Management believes cash on hand and cash flow from operations will be sufficient to meet our current contractual financial obligations and to fund anticipated working capital and capital expenditure requirements for existing operations. Our current financial obligations include maturities of debt, operating lease obligations and other commitments from ordinary course of business that require cash payments to vendors and suppliers.

Cash Flows

	Three Months Ended March 31,
	2014	2013
Amounts in thousands:
Cash provided by (used in):
Operating activities	$295	$(2,637)
Investing activities	(102,571)	(233)
Financing activities	(437)	—
Net decrease in cash	$(102,713)	$(2,870)

Comparison for the Three Months Ended March 31, 2014 and March 31, 2013

Operating Activities

Cash provided by (used in) operating activities is primarily driven by our net income (loss), adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expenses, deferred taxes and provision for bad debts.

Net cash provided by operating activities for the three months ended March 31, 2014 was $0.3 million, an increase of $2.9 million, as compared to a use of cash of $2.6 million in the prior year’s quarter, due primarily to a $0.8 million increase in net income and a $4.2 million increase in non-cash items, offset in part by a $2.0 million increase in net working capital. Non-cash items increased primarily as a result of a $1.6 million increase in depreciation and amortization, a $1.5 million increase in stock-based compensation, and a $0.7 million increase in programming amortization.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014, was $102.6 million, as compared to net use of cash of $0.2 million in the prior year’s quarter.  The increase is primarily due to $101.9 million placed in escrow as of March 31, 2014 in connection with the Cable Networks Acquisition which closed on April 1, 2014.

Financing Activities

For the three months ended March 31, 2014, cash used in financing activities was $0.4 million as compared to zero in the prior year’s quarter.  The increase is due to principal payments made in the current quarter on the term loan entered into in July 2013.  No principal payments were required to be made in the prior year’s quarter. For more information, see Note 5, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable-rate of interest on the Term Loan Facility exposes us to market risk for changes in interest rates.  Loans thereunder bear interest at rates that vary with changes in prevailing market rates.  With respect to the Term Loan Facility, we do not speculate on the future direction of interest rates.  As of March 31, 2014, our exposure to changing market rates with respect to the Term Loan Facility was as follows:

Dollars in millions	March 31, 2014
Variable rate debt	$173.7
Interest rate	6.25%

As of March 31, 2014 total outstanding balance on the Term Loan Facility was approximately $173.7 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $173.7 million, we would incur an increase in interest expense of approximately $1.7 million per year.  Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of March 31, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating the Company and its business.  If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive.  We operate in a continually changing business environment and new risks emerge from time to time.  Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have not been any material changes during the quarter ended March 31, 2014 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

HEMISPHERE MEDIA GROUP, INC.

DATE:	May 7, 2014	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	May 7, 2014	By:	/s/ Craig D. Fischer
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