Form 10-Q
period 2014-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2014-08-12
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of August 11, 2014
Class A common stock, par value $0.0001 per share	12,125,889 shares
Class B common stock, par value $0.0001 per share	33,000,000 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2014

(Unaudited)

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant”, “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Acquired Cable Networks” refers to assets of Media World, LLC and its affiliates primarily used in, or held for use in connection with, the operation or conduct of Media World LLC’s Spanish-language television network business; “Azteca” refers to Azteca Acquisition Corporation, a Delaware blank check corporation; “Azteca Merger Sub” refers to Hemisphere Merger Sub II, Inc., a Delaware corporation; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Cable Networks Acquisition” refers to the acquisition of the Acquired Cable Networks on April 1, 2014, for approximately $101.9 million, subject to certain adjustments; “Cine Merger Sub” refers to Hemisphere Merger Sub III, Inc., a Delaware corporation; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation); “Networks” refers collectively to WAPA PR, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and TV Dominicana; “Pasiones” refers collectively to HMTV Pasiones US, LLC and HMTV Pasiones LatAm, LLC; “Transaction” refers collectively to the mergers of WAPA and WAPA Merger Sub, Azteca and Azteca Merger Sub, and Cinelatino and Cine Merger Sub, resulting in Azteca, WAPA and Cinelatino becoming indirect wholly-owned subsidiaries of Hemisphere; “TV Dominicana” refers to HMTV TV Dominicana, LLC; “WAPA” refers to WAPA Holdings, LLC, a Delaware limited liability company and, where applicable, its consolidated subsidiaries; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Merger Sub” refers to Hemisphere Merger Sub I, LLC, a Delaware limited liability company; “WAPA PR” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA2 Deportes” refers to a sports television network in Puerto Rico operated by WAPA PR; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA PR.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about us and our consolidated subsidiaries that do not directly or exclusively relate to historical facts.  The statements are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “expect,” “positioned,” “strategy,” “future,” “potential,” “plan,” “forecast,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements.  These include, but are not limited to, statements relating to the synergies and the benefits that we expect to achieve in the Cable Networks Acquisition, including future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance.  If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A—Risk Factors” in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), those factors include:

•                  the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to the consummation of the (i) Transaction and (ii) Cable Networks Acquisition;

•                  the potential for viewership of our Networks’ (including the networks comprising the Acquired Cable Networks) programming to decline;

•                  the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;

•                  the benefits of the combination of WAPA and Cinelatino, including the prospects of the combined businesses;

•                  our ability to successfully integrate the Acquired Cable Networks and achieve the expected synergies from that integration at the expected costs;

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

•                  the risk that we may become responsible for certain liabilities of the Acquired Cable Networks;

•                  the risk that integrating our business with that of the Acquired Cable Networks may divert our management’s attention;

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

The list of factors above is illustrative, but by no means exhaustive.  All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  All subsequent written and oral forward-looking statements concerning the matters addressed in this Quarterly Report and attributable to us or any person acting on our behalf are qualified by these cautionary statements.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2014	2013
Assets
Current Assets
Cash	$74,867	$176,622
Accounts receivable, net of allowance for doubtful accounts of $195 and $137, respectively	20,086	15,589
Due from related parties, net of allowance for doubtful accounts of $630 and $514, respectively	2,098	2,142
Programming rights	6,332	5,748
Deferred taxes	3,818	3,472
Prepaid expenses	6,314	521
Other current assets	1,401	3,557
Total current assets	114,916	207,651

Programming rights	7,430	7,000
Property and equipment, net	24,253	24,675
Deferred financing costs, net	3,019	3,251
Broadcast license	41,356	41,356
Goodwill	164,887	130,794
Other intangibles, net	98,848	34,610
Other assets	1,182	783
Total Assets	$455,891	$450,120

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,447	$1,566
Due to related parties	1,095	738
Accrued agency commissions	2,651	6,101
Accrued compensation and benefits	2,961	2,374
Accrued marketing	3,053	685
Other accrued expenses	3,617	4,243
Programming rights payable	5,310	4,585
Current portion of long-term debt	1,750	1,750
Total current liabilities	22,884	22,042

Programming rights payable	1,062	837
Long-term debt, net of current portion	169,985	170,731
Deferred taxes	11,125	13,647
Defined benefit pension obligation	2,127	2,075
Total Liabilities	207,183	209,332

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 11,526,152 and 11,241,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized, issued and outstanding at June 30, 2014 and December 31, 2013	3	3
Additional paid-in capital	244,140	240,817
Treasury stock, at cost; 139,633 and 65,549 shares at June 30, 2014 and December 31, 2013, respectively	(1,907)	(938)
Retained earnings	7,107	1,541
Accumulated comprehensive loss	(636)	(636)
Total Stockholders’ Equity	248,708	240,788
Total Liabilities and Stockholders’ Equity	$455,891	$450,120

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues	$29,055	$22,929	$50,006	$36,424

Operating Expenses:
Cost of revenues	9,292	7,672	16,890	13,528
Selling, general and administrative	8,241	12,544	15,122	15,973
Depreciation and amortization	4,832	2,582	7,410	3,592
Other expenses	62	1,380	311	4,672
Loss on disposition of assets	16	43	14	68
Total operating expenses	22,443	24,221	39,747	37,833

Operating income (loss)	6,612	(1,292)	10,259	(1,409)

Other Expenses:
Interest expense, net	(2,936)	(1,155)	(5,843)	(1,914)
Other expense, net	—	(13)	—	(25)
	(2,936)	(1,168)	(5,843)	(1,939)

Income (loss) before income taxes	3,676	(2,460)	4,416	(3,348)

Income tax benefit	1,642	34	1,150	397

Net income (loss)	$5,318	$(2,426)	$5,566	$(2,951)

Earnings (loss) per share:
Basic	$0.13	$(0.06)	$0.13	$(0.14)
Diluted	$0.13	$(0.06)	$0.13	$(0.14)

Weighted average shares outstanding:
Basic	42,345	40,711	42,259	20,468
Diluted	42,518	40,711	42,507	20,468

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income (loss):	$5,318	$(2,426)	$5,566	$(2,951)
Other comprehensive income:
Net unrealized gain on interest rate swap agreement	—	38	—	38
Comprehensive income (loss)	$5,318	$(2,388)	$5,566	$(2,913)

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2014

(Unaudited)

(amounts in thousands)

	Class A Shares	Common Stock Par Value	Class B Shares	Common Stock Par Value	Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive (Loss)	Total
Balance at December 31, 2013	11,241	$1	33,000	$3	$240,817	$(938)	$1,541	$(636)	$240,788
Net income	—	—	—	—		—	5,566	—	5,566
Stock-based compensation	—	—	—	—	3,216	—	—	—	3,216
Exercise of warrants	—	—	—	—	1	—	—	—	1
Vesting of restricted stock	285	—	—	—	106	(969)	—	—	(863)
Balance at June 30, 2014	11,526	$1	33,000	$3	$244,140	$(1,907)	$7,107	$(636)	$248,708

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2014	2013
Reconciliation of net income (loss) to Net Cash Provided by Operating Activities:
Net income (loss)	$5,566	$(2,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,410	3,592
Program amortization	4,877	4,365
Amortization of deferred financing costs	254	438
Amortization of original issue discount	128	—
Stock-based compensation	3,216	4,007
Provision for bad debts	190	61
Loss on disposition of assets	14	68
Deferred taxes	(2,868)	(699)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,571)	351
Programming rights	(5,892)	(6,518)
Due from related parties	(72)	(913)
Prepaid expenses and other assets	(3,883)	(1,590)
Increase (decrease) in:
Accounts payable	881	2,877
Due to related parties	357	—
Accrued expenses	(2,908)	(8,373)
Programming rights payable	614	1,575
Income tax payable	—	(2,446)
Other liabilities	52	80
Excess tax benefits	(106)	—
Net cash provided by (used in) operating activities	3,259	(6,076)
Cash Flows From Investing Activities:
Acquisition of cable networks	(101,891)	—
Proceeds from sale of assets	10	—
Capital expenditures	(1,396)	(687)
Net cash used in investing activities	(103,277)	(687)
Cash Flows From Financing Activities:
Transaction proceeds, net	—	82,437
Repayments of long-term debt	(875)	(3,800)
Proceeds from issuance of stock	1	—
Purchase of treasury stock	(969)	(938)
Excess tax benefits	106	—
Net cash (used in) provided by financing activities	(1,737)	77,699
Net (decrease) increase in cash	(101,755)	70,936
Cash:
Beginning	176,622	10,084
Ending	$74,867	$81,020

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,465	$1,985
Income taxes	$3,720	$2,277

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

Nature of business:   The accompanying condensed consolidated financial statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA”), and HMTV Cable, Inc., the parent company of the entities for the newly acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below).   Hemisphere was formed on January 16, 2013 for purposes of effecting the Transaction, which was consummated on April 4, 2013.  The Company determines its operating segments based upon (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. We have one operating segment, Hemisphere. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our condensed consolidated financial statements.

Basis of Presentation:   The accompanying unaudited condensed consolidated financial statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.   Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2014. These condensed consolidated financial statements should be read in conjunction with the audited condensed consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2013.

As discussed in Note 2 of the financial statements included in our 2013 Annual Report, on April 4, 2013, the merger by and among Cinelatino, WAPA and Azteca as indirect, wholly-owned subsidiaries of Hemisphere, which we refer to as the Transaction, was consummated. The Transaction was accounted for by applying the acquisition method in accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations (“ASC 805”). Under ASC 805, WAPA was determined to be the accounting acquirer.   As such, the historical results presented represent WAPA’s historical results for the three and six months ended June 30, 2013 and Cine Latino’s historical results for the three months ended June 30, 2013. During the nine months ended September 30, 2013, we finalized our accounting for the Transaction, which resulted in a measurement period adjustment of $0.7 million of additional amortization expense for the quarter ended June 30, 2013, accordingly the condensed consolidated statements of operations for three and six months ended June 30, 2013, included herein reflect this adjustment.

On April 1, 2014, we acquired the assets of three Spanish-language cable television networks from Media World, LLC, a Florida limited liability company (“Media World”), for $101.9 million in cash. The three acquired cable networks include Pasiones, Centroamerica TV and TV Dominicana. For more information, see Note 2, “Business Combination” of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Reclassification:    Certain prior year deferred taxes have been reclassified from current to non-current on the accompanying balance sheet which resulted in a net current deferred asset and a net non-current deferred liability to conform to the fiscal 2014 presentation with no effect on net income or stockholders’ equity.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for earnings (loss) per common share calculation:
Net income (loss)	$5,318	$(2,426)	$5,566	$(2,951)

Denominator for earnings (loss) per common share calculation:
Weighted-average common shares, basic	42,345	40,711	42,259	20,468
Effect of dilutive securities
Stock options, resticted stock and warrants	173	—	248	—
Weighted-average common shares, diluted	42,518	40,711	42,507	20,468

EPS
Basic	$0.13	$(0.06)	$0.13	$(0.14)
Diluted	$0.13	$(0.06)	$0.13	$(0.14)

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income (loss) per common share calculation. Potentially dilutive securities representing 8.1 million and 9.0 million shares of common stock for the three and six months ended June 30, 2014, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income (loss) per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par $0.0001 per share (“Class B common stock”) because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheets date, and the reported revenues and expenses for the three and six months ended June 30, 2014 and 2013. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recent Accounting Pronouncements: In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will be effective for fiscal years beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of the standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard will be effective for fiscal years beginning after December 15, 2016, early application is not permitted. We are currently evaluating the impact of this standard on our consolidated financial position, results of operations and cash flows.

Note 2. Business Combination

On April 1, 2014, we closed on the acquisition of the net assets of the Spanish-language television network business of Media World (the “Cable Networks Acquisition”), which is comprised of Pasiones, Centroamerica TV and TV Dominicana, which we refer to as the Acquired Cable Networks.  The Acquired Cable Networks are highly complementary to our existing television networks, and build on our commitment to provide unique programming focused on the U.S. Hispanic market.  The purchase price for the Cable Networks Acquisition and certain agreements entered into with MediaWorld contemporaneously with the business combination was $101.9 million, and was funded with cash on hand.  The Cable Networks Acquisition was accounted for by applying the acquisition method, which requires the determination of the fair value of the consideration transferred, the fair value of the assets and liabilities of the acquiree, and the measurement of goodwill pursuant to ASC Topic 805-10, “Business Combinations-Overall”.  Costs incurred in connection with the Cable Networks Acquisition are included in other expenses and totaled $1.2 million, of which $0.9 million was recorded in the fourth quarter of 2013, with the balance recorded in 2014.

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed and resulting goodwill in the Cable Networks Acquisition (amounts in thousands):

Other assets	$177
Intangible asset - affiliate agreements	46,014
Intangible asset - brands	15,986
Intangible asset - advertiser relationships	3,310
Intangible assets - other	648
Other liabilities	(2,124)
Fair value of identifiable net assets acquired	64,012
Goodwill	34,093
Total	$98,105

In addition to the above identifiable assets, the estimated fair values of a non-compete agreement entered into with Media World and a consulting agreement with certain Media World executives are $3.3 million and $0.5 million, respectively, which are accounted for separately from the Cable Networks Acquisition.

The estimated fair value of the affiliate agreements of $46.0 million was determined using a discounted cash flow method utilizing an 8.5% discount rate.  This intangible asset will be amortized on a straight-line basis over eight years.  The estimated fair value of the television network brands of $16.0 million was determined using a discounted cash flow based method based on a royalty rate of 5% and utilizing an 8.5% discount rate.  This intangible asset was determined to be indefinite-lived given the strong association of the brand with the content appearing on the networks and their respective target audiences. The estimated fair values of the advertiser relationships and non-compete agreement of $3.3 million each were determined using a discounted cash flow method utilizing an 8.5% discount rate and will be amortized on a straight-line basis over six years.  All other intangibles of $1.1 million will be amortized over a period of one year or less.

Goodwill of $34.1 million is the excess of the net consideration transferred over the fair value of the identifiable net assets acquired, and primarily represents the benefits we expect to realize from the Cable Networks Acquisition and the synergistic opportunities with our existing networks.  The goodwill associated with the transaction is deductible for tax purposes.

In connection with the Cable Networks Acquisition, we determined that it is reasonably certain that its foreign tax credits will be realized and, as a result, reversed the valuation allowance previously recorded of $2.5 million.

Pro Forma Information

The following table sets forth the unaudited pro forma results of operations assuming that the Cable Networks Acquisition occurred on January 1, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Revenues	$29,055	$28,374	$55,868	$47,327

Operating Income	$6,674	$3,144	$11,472	$3,692

The unaudited pro forma results of operations for all periods set forth above includes the operating results of the Acquired Cable Networks, and amortization of finite-lived intangible assets identified as a result of the Cable Networks Acquisition, and excludes all transaction related fees and expenses, and non-recurring expenses (primarily the $3.8 million charge in the 2013 periods as a result of the termination of an agreement in connection with the April 4, 2013 Transaction). These are the combined historical results of operations of Hemisphere and the Acquired Cable Networks. These unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Cable Networks Acquisition occurred on January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

Net revenues and operating income of the Acquired Cable Networks included in our actual condensed consolidated statements of operations were $5.8 million and $1.3 million respectively, for both the three and six months ended June 30, 2014.

Note 3. Related Party Transactions

We have various agreements with MVS as follows:

•                  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). Total expenses incurred were $0.5 million and $0.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.1 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively.  These expenses are included in cost of revenues.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $1.1 million and $0.9 million for the three months ended June 30, 2014 and 2013, respectively, and $2.2 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively.

•                  A six-year affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013 respectively, and $0.9 million and $0.4 million for the six months ended June 30, 2014 and 2013 respectively.

Amounts due from MVS pursuant to the agreements noted above, net of an allowance for doubtful accounts, amounted to $2.1 million and $2.1 million at June 30, 2014 and December 31, 2013, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.9 and $0.5 million at June 30, 2014 and December 31, 2013, respectively, and are remitted monthly.

We entered into a three-year consulting agreement effective April 9, 2013 with James M. McNamara, a member of the our board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Prior to that, Cinelatino entered into a consulting agreement with an entity owned by James M. McNamara. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.1 million and $0 for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0 for the six months ended June 30, 2014 and 2013, respectively. There were no amounts due to this related party at June 30, 2014 and December 31, 2013.

We have also entered into programming agreements with Panamax Films, LLC (“Panamax”) an entity owned by James M. McNamara for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations. At June 30, 2014 and December 31, 2013, $0.2 million and $0.1 million, respectively, was included in other assets in the accompanying condensed consolidated balance sheets as prepaid expenses related to these agreements.

During the second half of 2013, Cinelatino engaged Pantelion to assist Cinelatino in the theatrical distribution of Nosotros Los Nobles, a feature film licensed by Cinelatino, in the United States. Pantelion is a joint venture made up of several organizations, including Panamax, Lions Gate Films Inc., and Grupo Televisa. James McNamara is also the Chairman of Pantelion. Total expenses incurred are included in cost of revenues in the accompanying condensed consolidated statements of operations and amounted to $0 for the three and six months ended June 30, 2014. Amounts due to Pantelion totaled $0.2 million at June 30, 2014 and December 31, 2013.

Effective April 4, 2013, we entered into a services agreement with InterMedia Advisors, LLC (“IMA”), which has officers, directors and stockholders in common with the Company, to provide services including, without limitation, office space, operational support and employees acting in a consulting capacity. Such expenses are included in selling, general and administrative expenses and were $0 for all periods presented.  There were no amounts due to this related party at June 30, 2014 and December 31, 2013.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following at June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013
Broadcast license	$41,356	$41,356
Goodwill	164,887	130,794
Other intangibles	98,848	34,610
Total intangible assets	$305,091	$206,760

A summary of the changes in goodwill and other indefinite-lived intangible assets for the six months ended June 30, 2014 is as follows (amounts in thousands):

	Net Balance at December 31, 2013	Additions	Impairment	Net Balance at June 30, 2014
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	130,794	34,093	—	164,887
Brands	—	15,986	—	15,986
Other intangibles	700	10	—	710
Total indefinite-lived intangibles	$172,850	$50,089	$—	$222,939

A summary of the changes in other amortizable intangible assets for the six months ended June 30, 2014 is as follows (amounts in thousands):

	Net Balance at December 31, 2013	Additions	Amortization	Net Balance at June 30, 2014
Affiliate relationships	$33,910	$46,014	$(4,711)	$75,213
Advertiser relationships	—	3,310	(166)	3,144
Non-compete agreement	—	3,294	(137)	3,157
Other intangibles	—	1,141	(503)	638
Total Finite-lived intangibles	$33,910	$53,759	$(5,517)	$82,152

At June 30, 2014, the amortization term for the affiliate relationships was five to eight years, for advertiser relationships and the non-compete agreement the amortization term was six years, and for all other finite-lives intangibles the amortization term was one year or less.

The aggregate amortization expense of amortizable intangible assets was $3.9 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and $5.5 million and $1.7 million for the six months ended June 30, 2014 and 2013, respectively. The weighted average remaining amortization period was 6.4 years at June 30, 2014.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder 2014	$7,186
2015	13,522
2016	13,399
2017	13,227
2018	13,169
2019	8,432
2020 and thereafter	13,217
$82,152

Note 5. Income Taxes

For the three and six months ended June 30, 2014 and 2013, our income tax expense has been computed utilizing the estimated annual effective rate of 38.8%.  Following the Cable Networks Acquisition on April 1, 2014, we determined that it was reasonably certain that our foreign tax credits will be realized and reversed the valuation allowance previously recorded of $2.5 million, which is primarily the difference between the actual effective tax rate and the annual effective tax rate of 38.8%.

For the three and six months ended June 30, 2013, our statutory Federal income tax rate of 34.0% increased to the annual effective income tax rate of 102.7% as a result of increases in the tax rate in Puerto Rico from 30.0% to 39.0% that will not generate offsetting U.S. income tax credits, the loss of a deferred tax asset as a result of the increase in the tax rate in Puerto Rico, permanent differences as a result of transaction costs, and statutory taxes.

Note 6. Long-Term Debt

Long-term debt at June 30, 2014 and December 31, 2013 consists of the following (amounts in thousands):

	June 30, 2014	December 31, 2013
Senior Notes due July 2020	$171,735	$172,481
Less: Current portion	(1,750)	(1,750)
	$169,985	$170,731

On July 30, 2013 certain of our subsidiaries entered into a credit agreement providing for a $175.0 million senior secured term loan B facility (the “Term Loan Facility”) which matures on July 30, 2020. The Term Loan Facility also provides an uncommitted accordion option (the “Incremental Facility”) allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $20 million plus (ii) an additional amount of up to 4.0x first lien net leverage. The obligations under the Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). The Term Loan Facility is secured by a first-priority perfected security interest in substantially all of our assets. Pricing on the Term Loan Facility was set at LIBOR plus 500 basis points (with a LIBOR floor of 1.25%), resulting in an effective interest rate 6.25%, and 1.0% of original issue discount (“OID”). The OID of $1.5 million, net of accumulated amortization of $0.2 million at June 30, 2014, was recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Term Loan Facility. The proceeds of the Term Loan Facility were used to repay in full all outstanding debt obligations at our subsidiaries, to pay fees and expenses associated with the financing, and for general corporate purposes including potential future acquisitions. We recorded $3.0 million of debt issue costs associated with the Term Loan Facility, net of accumulated amortization of $0.5 million at June 30, 2014.

The Term Loan Facility principal payments are payable on quarterly due dates commencing September 30, 2013, with a final installment on July 30, 2020.

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

The carrying value of the long-term debt approximates fair value at December 31, 2013 and June 30, 2014. The estimated fair value of our variable-rate debt was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). Following are maturities of long-term debt, as of June 30, 2014 (amounts in thousands):

Year Ending December 31,
Remainder of 2014	$875
2015	1,750
2016	1,750
2017	1,750
2018 and thereafter	167,125
$173,250

Note 7. Stockholders’ Equity

Equity Incentive Plans

An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (our “2013 Equity Incentive Plan”).  As of June 30, 2014, 1.3 million shares of restricted Class A common stock and 1.8 million options to purchase shares of our Class A common stock were awarded under our 2013 Equity Incentive Plan. At June 30, 2014, 1.1 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to us in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023.  Our board of directors administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

Our time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with us. Our event-based restricted stock awards and option awards generally vest upon our Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days, subject to the grantee’s continued employment or service with us. Other event-based restricted stock awards granted to certain members of our board of directors vest on the day preceding our 2015 annual shareholder meeting.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock was $1.7 million and $3.1 for the three months ended June 30, 2014 and 2013, respectively, and $3.2 million and $4.0 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014, there was $4.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over weighted-average period of 2.6 years. At June 30, 2014, there was $5.4 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model for time-based options and the Monte Carlo simulation model for event-based options.  The expected term of options granted is derived using the simplified method under ASC 718-10-S99-1/SEC Topic 14.D for “plain vanilla” options and the Monte Carlo simulation for event-based options.  Expected volatility is based on the historical volatility of our competitors given our lack of trading history. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have estimated forfeitures of 1.5% and have assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Six Months Ended June 30, 2014	2013
Risk-free interest rate	1.76%-1.81%	.93%-2.03%
Dividend yield	—	—
Volatility	28.4%	34.4%-36.7%
Weighted-average expected term (years)	6.0-6.3	6.0

Monte Carlo Option Valuation Assumptions	Six Months Ended June 30, 2014	2013
Risk-free intererst rate	—	1.78%
Dividend yield	—	—
Volatility	—	36.7%
Weighted-average expected term (years)	—	5.4-5.8

The following table summarizes stock option activity for the six months ended June 30, 2014 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2013	1,730	$11.20	9.3	$2,208
Granted	80	11.51	9.9	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2014	1,810	$11.21	8.9	$3,228
Vested at June 30, 2014	608	$11.05	8.8	$1,180
Exercisable at June 30, 2014	608	$11.05	8.8	$1,180

At June 30, 2014, 0.3 million options granted are unvested, event-based options.

Restricted Stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

Monte Carlo Option Valuation Assumptions	Six Months Ended June 30, 2014	2013
Risk-free interest rate	—	0.52%
Dividend yield	—	—
Volatility	—	36.7%
Weighted-average expected term (years)	—	0.6-1.3

The following table summarizes restricted share activity for the six months ended June 30, 2014 (shares in thousands)

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2013	945	$10.18
Granted	79	11.34
Vested	(285)	11.25
Forfeited	—	—
Outstanding at June 30, 2014	739	$9.89

At June 30, 2014, 0.2 million shares of restricted stock issued are unvested, event-based shares.

Warrants

In connection with our capitalization noted above, we have issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. At December 31, 2013, 14.7 million warrants were issued and outstanding, which are exercisable into 7.3 million shares of our Class A common stock. Warrants are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants, at an effective exercise price of $12.00 per share. At our option, 10.0 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018.  During the six months ended June 30, 2014, we issued 50 shares of our Class A common stock upon the exercise of warrants, for total exercise proceeds of $600.

Note 8. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not materially affect our financial condition.

Note 9. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2014	$203	$4,481	$4,684
2015	65	3,513	3,578
2016	10	2,016	2,026
2017	—	311	311
2018 and thereafter	—	6	6
Total	$278	$10,327	$10,605

Note 10. Subsequent Events

On July 31, 2014 certain of our subsidiaries entered into an amendment to our credit agreement providing for a $225.0 million senior secured term loan B facility (the “Amended Term Loan Facility”) which matures on July 30, 2020.  Pricing on the New Term Loan Facility was set at LIBOR plus 400 basis points (with a LIBOR floor of 1.00%), resulting in an effective interest rate 5.00%, and 0.5% OID. The proceeds of the loan were used to repay in full the Term Loan Facility, to pay fees and expenses associated with the financing, and for general corporate purposes including potential future acquisitions. The Amended Term Loan Facility principal payments are payable on quarterly due dates commencing September 30, 2014 and a final installment on July 30, 2020.  Estimated transaction costs total approximately $2.5 million.  We are currently evaluating the accounting for the debt refinancing and related transaction costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes our financial condition and operating performance and should be read in conjunction with its historical condensed consolidated financial statements and notes thereto included above.

OVERVIEW

We were formed on January 16, 2013 for purposes of effecting the Transaction pursuant to which WAPA acquired Cinelatino.  The Transaction was consummated on April 4, 2013. On April 1, 2014, we acquired the Spanish-language television network business of Media World in an asset purchase for approximately $101.9 million paid in cash.

We operate our business in one operating segment. We own and operate the following leading Spanish-language Networks and content platform:

•                  Cinelatino:  the leading Spanish-language movie network with over 13 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-Nielsen rated Spanish-language cable movie network in the U.S. and the #2-Nielsen rated Spanish-language cable television network in the U.S. overall;

•                  WAPA PR:  the leading broadcast television network and television content producer in Puerto Rico. WAPA PR has been the #1-rated broadcast television network in Puerto Rico for the last five years. WAPA PR is Puerto Rico’s news leader and the largest local producer of entertainment programming, producing over 65 hours each week;

•                  WAPA America:  a television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States. WAPA America’s programming includes news, sports and entertainment offerings produced by WAPA PR;

•                  Pasiones: a leading telenovela television network distributed in the U.S. and Latin America.  Pasiones features popular telenovelas produced in Latin America and Asia dubbed into Spanish.  Telenovelas are one of the most watched Hispanic TV genres;

•                  Centroamerica TV:  a leading Spanish-language television network targeting Central Americans living in the United States.  Centroamerica TV features popular news and entertainment from leading broadcasters throughout Central America, as well as soccer programming from professional leagues throughout Central America.  Central Americans are the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population;

•                  TV Dominicana:  a leading Spanish-language television network targeting Dominicans living in the United States.  TV Dominicana features popular news and entertainment programming from leading content producers in the Dominican Republic, as well as the Dominican Republic professional baseball league;

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

Our two primary sources of revenue are advertising revenues and subscriber fees. Advertising revenue is generated from the sale of advertising time.  All of our television networks are advertiser supported, except for Cinelatino, which is currently commercial-free. However, to further monetize Cinelatino’s strong ratings and attractive audience, one of our primary objectives is to introduce advertising on Cinelatino’s U.S. feed.  Our advertising revenue tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2012, we experienced higher advertising sales as a result of political advertising spending during the 2012 elections.

Subscriber fees are charged to distributors of all of our television networks, including cable, satellite and telecommunication service providers, pursuant to multi-year agreements. We believe our networks are well positioned to continue further growth in our retransmission and subscriber fees, fueled by our networks’ strong ratings, continued growth in our target demographic audiences and our robust content portfolio. The continued growth in our subscriber fees will, to a certain extent, be dependent on the growth in the number of subscribers to the cable, satellite and telecommunication service providers distributing our networks, and new system launches.

Our U.S. networks are well positioned to benefit from growth in the national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience. Hispanics represent 17% of the total U.S. population and approximately 10% of the total U.S. discretionary consumption, but only 5% of the aggregate media spend targets U.S. Hispanics. As a result of the under-indexing of the media spend targeting U.S. Hispanics, advertisers have been and are expected to continue to increase the portion of their marketing dollars targeted towards U.S. Hispanics. U.S. Hispanic cable network advertising revenue grew at a 13% CAGR from 2007 to 2013, more than doubling from $178 million to $362 million. Going forward, advertising on U.S. Hispanic cable networks is expected to grow to $554 million in 2017, representing a CAGR of 11%, presenting a significant and growing opportunity for our business.

Management expects our networks to benefit from significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. According to the U.S. Census Bureau, 54 million Hispanics resided in the United States in 2013, which represents an increase of 19 million people, or 54%, between 2000 and 2013, and is expected to grow to 64 million by 2020. Hispanic television households grew by 30% since 2006 to 14.7 million households in 2013. Similarly, Hispanic pay-TV subscribers increased 41% since 2006 to 12.4 million subscribers. The continued rapid growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for our business.

Management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop and rising disposable incomes, as well as investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 43 million in 2013 to 57 million in 2018, representing a 6% compounded annual growth rate. Furthermore, Cinelatino and Pasiones are each presently distributed to less than 25% of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes its content has widespread appeal throughout Latin America, and therefore will be able expand distribution throughout the region.

MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. For more information, see Note 3, “Related Party Transactions” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2014 and 2013

			$ Change	% Change			$ Change	% Change
	Three Months Ended June 30,		Favorable /	Favorable /	Six Months Ended June 30,		Favorable /	Favorable /
	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013	(Unfavorable)	(Unfavorable)
Net revenues	$29,055	$22,929	$6,126	26.7%	$50,006	$36,424	$13,582	37.3%
Operating Expenses:
Cost of revenues	9,292	7,672	(1,620)	-21.1%	16,890	13,528	(3,362)	-24.9%
Selling, general and administrative	8,241	12,544	4,303	34.3%	15,122	15,973	851	5.3%
Depreciation and amortization	4,832	2,582	(2,250)	-87.1%	7,410	3,592	(3,818)	-106.3%
Other expenses	62	1,380	1,318	95.5%	311	4,672	4,361	93.3%
Loss on disposition of assets	16	43	27	NM	14	68	54	NM
Total operating expenses	22,443	24,221	1,778	7.3%	39,747	37,833	(1,914)	-5.1%

Operating income	6,612	(1,292)	7,904	NM	10,259	(1,409)	11,668	NM

Other Expenses:
Interest expense, net	(2,936)	(1,155)	(1,781)	-154.2%	(5,843)	(1,914)	(3,929)	-205.3%
Other expense, net	—	(13)	13	100.0%	—	(25)	25	100.0%
	(2,936)	(1,168)	(1,768)	-151.4%	(5,843)	(1,939)	(3,904)	-201.3%

Income (loss) before income taxes	3,676	(2,460)	6,136	249.4%	4,416	(3,348)	7,764	231.9%

Income tax benefit	1,642	34	1,608	NM	1,150	397	753	NM

Net income (loss)	$5,318	$(2,426)	$7,744	319.2%	$5,566	$(2,951)	$8,517	288.6%

NM = Not meaningful

Net Revenues

Net revenues increased $6.1 million, or 27%, for the three months ended June 30, 2014, and increased $13.6 million, or 37%, for the six months ended June 30, 2104.  The increases are primarily a result of the inclusion in the current quarter of the net revenues of the Acquired Cable Networks (which were acquired on April 1, 2014) and therefore are not included in the prior year’s three and six month periods.  The increase in the six months ended June 30, 2014 is also due in part to the inclusion of the net revenues of Cinelatino, which were not included in the prior year’s first quarter as the Transaction was consummated on April 4, 2013.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues increased $1.6 million, or 21%, for the three months ended June 30, 2014, and increased $3.4 million, or 25%, for the six months ended June 30, 2104.  The increases are due to the inclusion in the current quarter of the operating results of the Acquired Cable Networks.  The increase in the six months ended June 30, 2014, was also due in part to the inclusion of Cinelatino in the operating results.  Additionally, cost of revenues at WAPA increased due to a full quarter of production costs in the current quarter for two daily series on both WAPA PR and WAPA America that were launched during the first and second quarters of 2013, and which were not fully reflected in the prior year’s periods.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, corporate employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses decreased $4.3 million, or 34%, for the three months ended June 30, 2014.  The decrease in the quarter was due to the inclusion in the prior year’s quarter of a one-time charge incurred in connection with the Transaction in the amount of $3.8 million for the termination of an agreement with MVS, and higher stock compensation expense in the prior year’s quarter of $2.3 million, offset in part by the inclusion in the current quarter of the operating results of the Acquired Cable Networks.  Selling, general and administrative expenses decreased by $0.9 million, or 5% for the six months ended June 30, 2014.  The decrease in the six month period was due to the $3.8 million one-time charge incurred in connection with the Transaction, and higher stock compensation expense of $0.8 million in the prior year period, offset in part by the inclusion of the operating results of the Acquired Cable Networks, and the inclusion of Cinelatino, corporate overhead and public company charges, which were not included in the prior year’s first calendar quarter.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense increased $2.3 million and $3.8 million for the three and six months ended June 30, 2014, respectively.  The increases are due primarily to amortization of intangibles identified as a result of the Cable Networks Acquisition and the Transaction.

Other Expenses: Other expenses includes legal and financial advisory fees incurred in connection with the Cable Networks Acquisition and the Transaction.  Other expenses decreased $1.3 million and $4.4 million for the three and six months ended June 30, 2014, respectively.  The decreases are due to higher transaction related costs in connection with the Transaction in the prior year periods than the transaction related costs incurred in connection with the Cable Networks Acquisition in the current year periods.

Other Expenses

Other expenses increased by $1.8 million and $3.9 million for the three and six months ended June 30, 2014, respectively, due to higher interest expense on the Term Loan Facility entered into in July 2013 which increased our outstanding loan balance.

Income Tax Benefit

Income tax benefit increased $1.6 million and $0.8 million for the three and six months ended June 30, 2014, respectively, primarily due to the reversal of the valuation allowance related to foreign tax credits. For more information, see Note 5, “Income Taxes” of Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Net Income (Loss)

Net income increased $7.7 million and $8.5 million for the three and six months ended June 30, 2014, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At June 30, 2014, we had $74.9 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments.

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

Cash Flows

	Six Months Ended June 30,
Amounts in thousands:	2014	2013
Cash provided by (used in):
Operating activities	$3,259	$(6,076)
Investing activities	(103,277)	(687)
Financing activities	(1,737)	77,699
Net (decrease) increase in cash	$(101,755)	$70,936

Comparison for the Six Months Ended June 30, 2014 and June 30, 2013

Operating Activities

Cash provided by (used in) operating activities was primarily driven by our net income (loss), adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expenses, deferred taxes and provision for bad debts.

Net cash provided by operating activities for the six months ended June 30, 2014 was $3.3 million, an increase of $9.3 million, as compared to a use of cash of $6.1 million in the prior year period, due primarily to a $8.5 million increase in net income and a $1.4 million increase in non-cash items, offset in part by a $0.6 million increase in net working capital. Non-cash items increased primarily as a result of a $3.8 million increase in depreciation and amortization, and a $0.5 million increase in programming amortization, offset in part by a $2.2 million increase in deferred taxes.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014, was $103.3 million, as compared to a net use of cash of $0.7 million in the prior year period.  The increase is primarily due to the Cable Networks Acquisition which was funded with $101.9 million from cash on our balance sheet.

Financing Activities

For the six months ended June 30, 2014, cash used in financing activities was $1.7 million as compared to net cash provided of $77.7 million in the prior year period.  The decrease is due to $82.4 million of cash proceeds from the Transaction in the prior year period, offset in part by lower principal payments made in the current year period on the term loan entered into in July 2013.  For more information, see Note 6, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Recent Developments

On July 31, 2014 certain of our subsidiaries entered into an amendment to our credit agreement providing for a $225.0 million senior secured term loan B facility (the “New Term Loan Facility”) which matures on July 30, 2020.  Pricing on the New Term Loan Facility was set at LIBOR plus 400 basis points (with a LIBOR floor of 1.00%), resulting in an effective interest rate 5.00%, and 0.5% of OID. The proceeds of the loan were used to repay in full the Term Loan Facility, to pay fees and expenses associated with the financing, and for general corporate purposes including potential future acquisitions. The New Term Loan Facility principal payments are payable on quarterly due dates commencing September 30, 2014 and a final installment on July 30, 2020.  As a result, at current LIBOR rates, our annual interest charge will increase from $10.8 million to $11.3 million, as a result of the increase in the principal offset in part by the lower interest rate.  Estimated transaction costs total approximately $2.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable-rate of interest on the Term Loan Facility exposes us to market risk for changes in interest rates.  Loans thereunder bear interest at rates that vary with changes in prevailing market rates.  With respect to the Term Loan Facility, we do not speculate on the future direction of interest rates.  As of June 30, 2014, our exposure to changing market rates with respect to the Term Loan Facility was as follows:

Dollars in millions	June 30, 2014
Variable rate debt	$173.3
Interest rate	6.25%

As of June 30, 2014, total outstanding balance on the Term Loan Facility was approximately $173.3 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $173.3 million, we would incur an increase in interest expense of approximately $1.7 million per year.  Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year. See also “—Liquidity and Capital Resources—Recent Developments” in Item 2 of this Quarterly Report, for a discussion of our Amended Term Loan Facility.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of June 30, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the quarter ended June 30, 2014 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
10.1

Amendment No. 1 to the Credit Agreement, dated as of July 31, 2014, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, J.P. Morgan Securities LLC as joint lead arranger and joint bookrunner, Deutsche Bank Securities Inc., as joint lead arranger, joint bookrunner and syndication agent and CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2014)

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

HEMISPHERE MEDIA GROUP, INC.

DATE: August 12, 2014	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 12, 2014	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
10.1

Amendment No. 1 to the Credit Agreement, dated as of July 31, 2014, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, J.P. Morgan Securities LLC as joint lead arranger and joint bookrunner, Deutsche Bank Securities Inc., as joint lead arranger, joint bookrunner and syndication agent and CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2014)

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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