Form 10-Q
period 2014-09-30
HEMISPHERE MEDIA GROUP, INC.
filed 2014-11-12
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of November 10, 2014
Class A common stock, par value $0.0001 per share	12,125,889 shares
Class B common stock, par value $0.0001 per share	33,000,000 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2014

(Unaudited)

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation, and, where applicable, its consolidated subsidiaries; “Acquired Cable Networks” refers to assets of Media World, LLC and its affiliates primarily used in, or held for use in connection with, the operation or conduct of Media World LLC’s Spanish-language television network business; “Azteca” refers to Azteca Acquisition Corporation, a Delaware blank check corporation; “Azteca Merger Sub” refers to Hemisphere Merger Sub II, Inc., a Delaware corporation; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Cable Networks Acquisition” refers to the acquisition of the Acquired Cable Networks on April 1, 2014, for approximately $101.9 million, subject to certain adjustments; “Cine Merger Sub” refers to Hemisphere Merger Sub III, Inc., a Delaware corporation; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation); “Networks” refers collectively to WAPA PR, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and TV Dominicana; “Pasiones” refers collectively to HMTV Pasiones US, LLC and HMTV Pasiones LatAm, LLC; “Transaction” refers collectively to the mergers of WAPA and WAPA Merger Sub, Azteca and Azteca Merger Sub, and Cinelatino and Cine Merger Sub, resulting in Azteca, WAPA and Cinelatino becoming indirect wholly-owned subsidiaries of Hemisphere; “TV Dominicana” refers to HMTV TV Dominicana, LLC; “WAPA” refers to WAPA Holdings, LLC, a Delaware limited liability company and, where applicable, its consolidated subsidiaries; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Merger Sub” refers to Hemisphere Merger Sub I, LLC, a Delaware limited liability company; “WAPA PR” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA2 Deportes” refers to a sports television network in Puerto Rico operated by WAPA PR; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA PR.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases, and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about us and our consolidated subsidiaries that do not directly or exclusively relate to historical facts.  Such statements are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2014	2013
Assets
Current Assets
Cash	$132,162	$176,622
Accounts receivable, net of allowance for doubtful accounts of $378 and $137, respectively	19,374	15,589
Due from related parties, net of allowance for doubtful accounts of $766 and $514, respectively	2,346	2,142
Programming rights	5,652	5,748
Deferred taxes	3,855	3,472
Prepaid taxes and other current assets	7,974	4,078
Total current assets	171,363	207,651

Programming rights	6,579	7,000
Property and equipment, net	23,857	24,675
Deferred financing costs, net	2,885	3,251
Broadcast license	41,356	41,356
Goodwill	164,887	130,794
Other intangibles, net	95,134	34,610
Other assets	3,341	783
Total Assets	$509,402	$450,120

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	1,994	1,566
Due to related parties	593	738
Accrued agency commissions	4,127	6,101
Accrued compensation and benefits	3,760	2,374
Accrued marketing	3,261	685
Other accrued expenses	3,758	4,243
Programming rights payable	4,356	4,585
Current portion of long-term debt	2,250	1,750
Total current liabilities	24,099	22,042

Programming rights payable	518	837
Long-term debt, net of current portion	220,007	170,731
Deferred taxes	11,830	13,647
Defined benefit pension obligation	2,186	2,075
Total Liabilities	258,640	209,332

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 11,526,152 and 11,241,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized, issued and outstanding at September 30, 2014 and December 31, 2013	3	3
Additional paid-in capital	245,530	240,817
Treasury stock, at cost; 139,633 at September 30, 2014 and 65,549 at December 31, 2013	(1,907)	(938)
Retained earnings	7,771	1,541
Accumulated comprehensive loss	(636)	(636)
Total Stockholders’ Equity	250,762	240,788
Total Liabilities and Stockholders’ Equity	$509,402	$450,120

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$28,781	$23,705	$78,787	$60,129

Operating Expenses:
Cost of revenues	9,174	10,290	26,067	23,818
Selling, general and administrative	8,353	6,597	23,473	22,571
Depreciation and amortization	4,668	2,586	12,077	6,177
Other expenses	972	122	1,282	4,794
Loss on disposition of assets	55	—	70	68
Total operating expenses	23,222	19,595	62,969	57,428

Operating income	5,559	4,110	15,818	2,701

Other Expenses:
Interest expense, net	(3,029)	(2,376)	(8,871)	(4,273)
Loss on extinguishment of debt	(1,116)	(1,649)	(1,116)	(1,649)
	(4,145)	(4,025)	(9,987)	(5,922)

Income (loss) before income taxes	1,414	85	5,831	(3,221)

Income tax (expense) benefit	(751)	(4,070)	399	(3,715)

Net income (loss)	$663	$(3,985)	$6,230	$(6,936)

Earnings (loss) per share:
Basic	$0.02	$(0.09)	$0.15	$(0.25)
Diluted	$0.02	$(0.09)	$0.15	$(0.25)

Weighted average shares outstanding:
Basic	42,383	42,172	42,301	27,426
Diluted	42,587	42,172	42,534	27,426

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss):	$663	$(3,985)	$6,230	$(6,936)
Other comprehensive income:
Net unrealized gain on interest rate swap agreement	—	—	—	38
Comprehensive income (loss)	$663	$(3,985)	$6,230	$(6,898)

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2014

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	(Loss)	Total
Balance at December 31, 2013	11,241	$1	33,000	$3	$240,817	$(938)	$1,541	$(636)	$240,788
Net income	—	—	—	—	—	—	6,230	—	6,230
Stock-based compensation	—	—	—	—	4,606	—	—	—	4,606
Exercise of warrants	—	—	—	—	1	—	—	—	1
Vesting of restricted stock	285	—	—	—	106	(969)	—	—	(863)
Balance at September 30, 2014	11,526	$1	33,000	$3	$245,530	$(1,907)	$7,771	$(636)	$250,762

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net income (loss)	$6,230	$(6,936)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,077	6,177
Program amortization	7,486	6,910
Amortization of deferred financing costs	380	477
Amortization of original issue discount	214	42
Stock-based compensation	4,606	5,618
Provision for bad debts	515	85
Loss on disposition of assets	70	68
Loss on extinguishment of debt	1,116	1,649
Deferred tax expense	(2,189)	(681)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,048)	484
Due from related parties	(456)	(335)
Programming rights	(6,969)	(7,923)
Prepaid taxes and other assets	(6,279)	(1,269)
Increase (decrease) in:
Accounts payable	428	3,081
Due to related parties	(145)	—
Accrued expenses	(285)	(6,958)
Programming rights payable	(883)	892
Income tax payable	(117)	711
Other liabilities	111	125
Net cash provided by operating activities	11,862	2,217
Cash Flows From Investing Activities:
Acquisition of cable networks	(101,891)	—
Proceeds from sale of assets	10	—
Capital expenditures	(2,010)	(1,104)
Net cash used in investing activities	(103,891)	(1,104)
Cash Flows From Financing Activities:
Transaction proceeds, net	—	82,438
Proceeds from term loan	70,565	173,250
Deferred financing fees	(756)	(3,459)
Repayments of long-term debt	(21,378)	(89,547)
Proceeds from issuance of stock	1	—
Purchase of treasury stock	(969)	(938)
Excess tax benefits	106	—
Net cash provided by financing activities	47,569	161,744
Net (decrease) increase in cash	(44,460)	162,857
Cash:
Beginning	176,622	10,084
Ending	$132,162	$172,941

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,465	$3,483
Income taxes	$3,720	$3,591

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

Basis of Presentation:  The accompanying unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2014. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Annual Report.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for earnings (loss) per common share calculation:
Net income (loss)	$663	$(3,985)	$6,230	$(6,936)

Denominator for earnings (loss) per common share calculation:
Weighted-average common shares, basic	42,383	42,172	42,301	27,426
Effect of dilutive securities
Stock options, resticted stock and warrants	204	—	233	—
Weighted-average common shares, diluted	42,587	42,172	42,534	27,426

EPS
Basic	$0.02	$(0.09)	$0.15	$(0.25)
Diluted	$0.02	$(0.09)	$0.15	$(0.25)

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income (loss) per common share calculation. Potentially dilutive securities representing 8.4 million and 8.6 million shares of common stock for the three and nine months ended September 30, 2014, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income (loss) per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheets date, and the reported revenues and expenses for the three and nine months ended September 30, 2014 and 2013. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of the standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard will be effective for fiscal years beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the impact of this standard on our consolidated financial position, results of operations and cash flows.

Note 2. Business Combination

On April 1, 2014, we closed on the acquisition of the net assets of the Spanish-language television network business of Media World (the “Cable Networks Acquisition”), which is comprised of Pasiones, Centroamerica TV and TV Dominicana, which we refer to as the Acquired Cable Networks.  The Acquired Cable Networks are highly complementary to our existing television networks, and build on our commitment to provide unique programming focused on the U.S. Hispanic market.  The purchase price for the Cable Networks Acquisition and certain agreements entered into with Media World contemporaneously with the business combination was $101.9 million, and was funded with cash on hand.  The Cable Networks Acquisition was accounted for by applying the acquisition method, which requires the determination of the fair value of the consideration transferred, the fair value of the assets and liabilities of the acquiree, and the measurement of goodwill pursuant to ASC Topic 805-10, “Business Combinations-Overall”.  Costs incurred in connection with the Cable Networks Acquisition are included in other expenses and totaled $1.2 million, of which $0.9 million was recorded in the fourth quarter of 2013, with the balance recorded in 2014.

The following table summarizes the estimated fair values of the assets acquired, liabilities assumed and resulting goodwill in the Cable Networks Acquisition (amounts in thousands):

Other assets	$177
Intangible asset - affiliate agreements	46,014
Intangible asset - brands	15,986
Intangible asset - advertiser relationships	3,310
Intangible assets - other	648
Other liabilities	(2,123)
Fair value of identifiable net assets acquired	64,012
Goodwill	34,093
Total	$98,105

In addition to the above identifiable assets, the estimated fair values of a non-compete agreement entered into with Media World and a consulting agreement with certain Media World executives are $3.3 million and $0.5 million, respectively, which are accounted for separately from the Cable Networks Acquisition.  We finalized the accounting for the Cable Networks Acquisition in the second quarter of 2014.

The estimated fair value of the affiliate agreements of $46.0 million was determined using a discounted cash flow method utilizing an 8.5% discount rate.  This intangible asset will be amortized on a straight-line basis over eight years.  The estimated fair value of the television network brands of $16.0 million was determined using a discounted cash flow method based on a royalty rate of 5% and utilizing an 8.5% discount rate.  This intangible asset was determined to be indefinite-lived given the strong association of the brand with the content appearing on the networks and their respective target audiences. The estimated fair values of the advertiser relationships and non-compete agreement of $3.3 million each were determined using a discounted cash flow method utilizing an 8.5% discount rate and will be amortized on a straight-line basis over six years.  All other intangibles of $1.1 million will be amortized over a period of one year or less.

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

Pro Forma Information

The following table sets forth the unaudited pro forma results of operations assuming that the Cable Networks Acquisition occurred on January 1, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Revenues	$28,781	$29,058	$84,649	$76,385

Operating Income	$6,586	$5,336	$18,072	$13,767

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

Net revenues and operating income of the Acquired Cable Networks included in our actual condensed consolidated statements of operations were $5.7 million and $1.6 million, respectively, for the three months ended September 30, 2014.  Net revenues and operating income of the Acquired Cable Networks included in our actual condensed consolidated statements of operations were $11.5 million and $3.3 million, respectively, for the nine months ended September 30, 2014.

Note 3. Related Party Transactions

We have various agreements with MVS as follows:

•                  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services. Total expenses incurred were $0.5 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and $1.6 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.  These expenses are included in cost of revenues.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that were effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that distribution in Mexico is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $1.1 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $3.1 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

•                  An affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.4 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Amounts due from MVS pursuant to the agreements noted above, net of an allowance for doubtful accounts, amounted to $2.3 million and $2.1 million at September 30, 2014 and December 31, 2013, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.5 million at September 30, 2014 and December 31, 2013, and are remitted monthly.

We entered into a three-year consulting agreement effective April 9, 2013 with James M. McNamara, a member of our board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Prior to that, Cinelatino entered into a consulting agreement with an entity owned by James M. McNamara. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.1 million and $0 for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. There were no amounts due to this related party at September 30, 2014 and December 31, 2013.

We have also entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations. At September 30, 2014 and December 31, 2013, $0.0 million and $0.1 million, respectively, was included in other assets in the accompanying condensed consolidated balance sheets as prepaid expenses related to these agreements.

During the second half of 2013, Cinelatino engaged Pantelion to assist Cinelatino in the theatrical distribution of Nosotros Los Nobles, a feature film licensed by Cinelatino, in the United States. Pantelion is a joint venture made up of several organizations, including Panamax, Lions Gate Films Inc. and Grupo Televisa. James McNamara is also the Chairman of Pantelion. Total expenses incurred are included in cost of revenues in the accompanying condensed consolidated statements of operations and amounted to $0 for the three and nine months ended September 30, 2014. Amounts due to Pantelion totaled $0.1 million at September 30, 2014 and December 31, 2013.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following at September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Broadcast license	$41,356	$41,356
Goodwill	164,887	130,794
Other intangibles	95,134	34,610
Total intangible assets	$301,377	$206,760

A summary of the changes in goodwill and other indefinite-lived intangible assets for the nine months ended September 30, 2014 is as follows (amounts in thousands):

	Net Balance at December 31, 2013	Additions	Impairment	Net Balance at September 30, 2014
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	130,794	34,093	—	164,887
Brands	—	15,986	—	15,986
Other intangibles	700	10	—	710
Total indefinite-lived intangibles	$172,850	$50,089	$—	$222,939

A summary of the changes in other amortizable intangible assets for the nine months ended September 30, 2014 is as follows (amounts in thousands):

	Net Balance at December 31, 2013	Additions	Amortization	Net Balance at September 30, 2014
Affiliate relationships	$33,910	$46,014	$(7,786)	$72,138
Advertiser relationships	—	3,310	(276)	3,034
Non-compete agreement	—	3,294	(274)	3,020
Other intangibles	—	1,141	(895)	246
Total finite-lived intangibles	$33,910	$53,759	$(9,231)	$78,438

At September 30, 2014, the remaining amortization term for the affiliate relationships was three to eight years, the amortization term for advertiser relationships and the non-compete agreement was six years, and for all other finite-lives intangibles the amortization term was one year or less.

The aggregate amortization expense of amortizable intangible assets was $3.7 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and $9.2 million and $3.3 million for the nine months ended September 30, 2014 and 2013, respectively. The weighted average remaining amortization period was 6.2 years at September 30, 2014.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder 2014	$3,473
2015	13,522
2016	13,399
2017	13,227
2018	13,169
2019	8,432
2020 and thereafter	13,216
$78,438

Note 5. Income Taxes

For the three and nine months ended September 30, 2014, our income tax expense has been computed utilizing the estimated annual effective rate of 38.8%.  For 2014, following the Cable Networks Acquisition on April 1, 2014, we determined that it was reasonably certain that our foreign tax credits will be realized and reversed the valuation allowance previously recorded of $2.5 million in the second quarter of 2014, which is primarily the difference between the actual effective tax rate and the annual effective tax rate of 38.8% for the nine month period.  For the three month period ending September 30, 2014, the difference between the actual effective rate and the annual effective rate of 38.8% resulted from immaterial return to provision true-ups identified during the third quarter from filing the 2013 income tax returns.

During the three months and nine Months ended September 30, 2013, the Company utilized actual amounts in determining the income tax expense,  rather than the annual effective rate method, as allowed under ASC 740-270-30-36, “Income Taxes — Interim Reporting.” For the three and nine months ended September 30, 2013, the  company’s Federal income tax rate of 34.0% became an actual income tax rate of (4,781)% and 115%, respectively, as a result of an increase in the tax rate in Puerto Rico from 30% to 39% that, at the time was not reasonably likely to  generate offsetting U.S. income tax credits, which also resulted in the loss of a deferred tax asset and permanent differences as a result of costs related the Transaction, and statutory taxes.

Note 6. Long-Term Debt

Long-term debt at September 30, 2014 and December 31, 2013 consists of the following (amounts in thousands):

	September 30, 2014	December 31, 2013
Senior Notes due July 2020	$222,257	$172,481
Less: Current portion	(2,250)	(1,750)
	$220,007	$170,731

On July 30, 2013 certain of our subsidiaries (the “Borrowers”) entered into a credit agreement providing for a $175.0 million senior secured term loan B facility (the “Term Loan Facility”) which matures on July 30, 2020. On July 31, 2014, certain of our subsidiaries amended the Term Loan Facility (the “Amended Term Loan Facility”) which provides for an aggregate principal amount of $225.0 million and matures on July 30, 2020.  Pricing on the Amended Term Loan Facility was set at LIBOR plus 400 basis points (decreased from a margin of 500 basis points) subject to a LIBOR floor of 1.00% (decreased from a LIBOR floor of 1.25%), resulting in an effective interest rate 5.00%, and 0.5% of original issue discount (“OID”). The Amended Term Loan Facility also provides an uncommitted accordion option (the “Incremental Facility”) allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $40.0 million plus (ii) an additional amount of up to 4.0x first lien net leverage. The obligations under the Amended Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). Additionally, the Amended Term Loan Facility provides for an uncommitted incremental revolving loan option in an aggregate principal amount of up to $20.0 million, which shall be secured on a pari passu basis by the collateral securing the Amended Term Loan Facility.  The Amended Term Loan Facility is secured by a first-priority perfected security interest in substantially all of our assets.

The proceeds of the Term Loan Facility, as amended, were used to pay fees and expenses associated with the Transaction, and for general corporate purposes including potential future acquisitions.  The OID of $2.2 million, net of accumulated amortization of $0.3 million at September 30, 2014, was recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Amended Term Loan Facility. We recorded $2.9 million of deferred financing costs associated with the Term Loan Facility, as amended, net of accumulated amortization of $1.0 million at September 30,

2014 which will be amortized utilizing the effective interest rate method over the remaining term of the Amended Term Loan Facility.  We recorded a $1.1 million loss on early extinguishment of debt; $0.7 million related to deferred costs and $0.4 million related to OID.  Additionally, we incurred $1.0 million of deferred financing costs related to the Amended Term Loan Facility in accordance with ASC 470 – Debt, which is included in Other expenses on the accompanying Condensed Consolidated Financial Statements.

The Amended Term Loan Facility principal payments are payable on quarterly due dates commencing September 30, 2014, with a final installment on July 30, 2020.

In addition, pursuant to the terms of the Amended Term Loan Facility, within 90 days after the end of each fiscal year (commencing with the fiscal year ending December 31, 2015), the Borrowers are required to make a prepayment of the loan principal in an amount equal to 50% of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25% and again to 0% at lower leverage ratios.

The carrying value of the long-term debt approximates fair value at December 31, 2013 and September 30, 2014. The estimated fair value of our variable-rate debt was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of September 30, 2014 (amounts in thousands):

Year Ending December 31,
Remainder of 2014	$563
2015	2,250
2016	2,250
2017	2,250
2018 and thereafter	217,125
$224,438

Note 7. Stockholders’ Equity

Equity Incentive Plans

An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (our “2013 Equity Incentive Plan”).  As of September 30, 2014, 1.3 million shares of restricted Class A common stock and 1.9 million options to purchase shares of our Class A common stock were awarded under our 2013 Equity Incentive Plan. At September 30, 2014, 1.0 million shares remained available for issuance as stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to us in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023.  Our board of directors administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

Our time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with us. Our event-based restricted stock awards and option awards generally vest upon our Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days (which need not be consecutive), subject to the grantee’s continued employment or service with us. Other event-based restricted stock awards granted to certain members of our board of directors vest on the day preceding our 2015 annual shareholder meeting.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock was $1.4 million and $1.6 for the three months ended September 30, 2014 and 2013, respectively, and $4.6 million and $5.6 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was $4.0 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over weighted-average period of 2.4 years. At September 30, 2014, there was $4.6 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model for time-based options and the Monte Carlo simulation model for event-based options.  The expected term of options granted is derived using the simplified method under ASC 718-10-S99-1/SEC Topic 14.D for “plain vanilla” options and the Monte Carlo simulation for event-based options.  Expected volatility is based on the historical volatility of our competitors given our lack of trading history. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. We have estimated forfeitures of 1.5% and have assumed no dividend yield, as dividends have never been paid to stock or option holders and are not expected to be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Nine Months Ended September 30, 2014	2013
Risk-free interest rate	1.76%-1.92%	.93%-2.03%
Dividend yield	—	—
Volatility	28.4%-30.9%	34.4%-36.7%
Weighted-average expected term (years)	6.0-6.3	6.0

Monte Carlo Option Valuation Assumptions	Nine Months Ended September 30, 2014	2013
Risk-free interest rate	—	1.78%
Dividend yield	—	—
Volatility	—	36.7%
Weighted-average expected term (years)	—	5.4-5.8

The following table summarizes stock option activity for the nine months ended September 30, 2014 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2013	1,730	$11.20	9.3	$2,208
Granted	140	11.56	9.7	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2014	1,870	$11.23	8.6	$581
Vested at September 30, 2014	623	$11.04	8.4	$231
Exercisable at September 30, 2014	623	$11.04	8.4	$231

At September 30, 2014, 0.3 million options granted were unvested, event-based options.

Restricted Stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

Monte Carlo Option Valuation Assumptions	Nine Months Ended September 30, 2014	2013
Risk-free interest rate	—	0.52%
Dividend yield	—	—
Volatility	—	36.7%
Weighted-average expected term (years)	—	0.6-1.3

The following table summarizes restricted share activity for the nine months ended September 30, 2014 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2013	945	$10.18
Granted	79	11.34
Vested	(285)	11.25
Forfeited	—	—
Outstanding at September 30, 2014	739	$9.89

At September 30, 2014, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

In connection with our capitalization noted above, we have issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. At December 31, 2013, 14.7 million warrants were issued and outstanding, which are exercisable into 7.3 million shares of our Class A common stock. Warrants are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants, at an effective exercise price of $12.00 per share. At our option, 10.0 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018.  During the nine months ended September 30, 2014, we issued 50 shares of our Class A common stock upon the exercise of warrants, for total exercise proceeds of $600.

Note 8. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not materially affect our financial condition.

Note 9. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2014 and 2013.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2014	$79	$3,406	$3,485
2015	65	3,917	3,982
2016	10	2,234	2,244
2017	—	311	311
2018 and thereafter	—	6	6
Total	$154	$9,874	$10,028

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis summarizes our financial condition and operating performance and should be read in conjunction with our historical condensed consolidated financial statements and notes thereto included above.

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

We operate our business in one operating segment. We own and operate the following leading Spanish-language Networks and content platform:

•                  Cinelatino:  the leading Spanish-language movie network with over 14 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-Nielsen rated Spanish-language cable movie network in the U.S. and the #2-Nielsen rated Spanish-language cable television network in the U.S. overall;

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

•                  Pasiones: a leading telenovela television network distributed in the U.S. and Latin America.  Pasiones features popular telenovelas produced in Latin America, as well as telenovelas from Asia dubbed into Spanish.  Telenovelas are one of the most watched Hispanic TV genres;

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

Our two primary sources of revenue are advertising revenues and subscriber fees, which contribute nearly equally to our revenue. Advertising revenue is generated from the sale of advertising time.  All of our television networks are advertiser supported, except for Cinelatino, which is currently commercial-free. However, to further monetize Cinelatino’s strong ratings and attractive audience, one of our primary objectives is to introduce advertising on Cinelatino’s U.S. feed.  Our advertising revenue tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2012, we experienced higher advertising sales as a result of political advertising spending during the 2012 elections.

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

Management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop and rising disposable incomes, as well as investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 43 million in 2013 to 57 million in 2018, representing a 6% compounded annual growth rate. Furthermore, Cinelatino and Pasiones are each presently distributed to less than 25% of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes our content has widespread appeal throughout Latin America, and therefore will be able expand distribution throughout the region.

MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. For more information, see Note 3, “Related Party Transactions” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Comparison of Consolidated Operating Results for the Three and Nine Months Ended September 30, 2014 and 2013

			$ Change	% Change			$ Change	% Change
	Three Months Ended September 30,		Favorable/	Favorable/	Nine Months Ended September 30,		Favorable/	Favorable/
	2014	2013	(Unfavorable)	(Unfavorable)	2014	2013	(Unfavorable)	(Unfavorable)

Net revenues	$28,781	$23,705	$5,076	21.4%	$78,787	$60,129	$18,658	31.0%
Operating Expenses:
Cost of Revenues	9,174	10,290	1,116	10.8%	26,067	23,818	(2,249)	(9.4)%
Selling, General and Administrative	8,353	6,597	(1,756)	(26.6)%	23,473	22,571	(902)	(4.0)%
Depreciation and Amortization	4,668	2,586	(2,082)	(80.5)%	12,077	6,177	(5,900)	(95.5)%
Other expenses	972	122	(850)	(696.4)%	1,282	4,794	3,512	73.3%
Loss on Disposition of Assets	55	—	(55)	NM	70	68	(2)	NM
Total Operating Expenses	23,222	19,595	(3,627)	(18.5)%	62,969	57,428	(5,541)	(9.6)%

Operating Income	5,559	4,110	1,449	35.3%	15,818	2,701	13,117	485.7%

Other Expenses:
Interest expense, net	(3,029)	(2,376)	(653)	(27.5)%	(8,871)	(4,273)	(4,598)	(107.6)%
Loss on extinguishment of debt	(1,116)	(1,649)	533	32.3%	(1,116)	(1,649)	533	32.3%
Total Other Expenses	(4,145)	(4,025)	(120)	(3.0)%	(9,987)	(5,922)	(4,065)	(68.6)%

Income / (Loss) before Income Taxes	1,414	85	1,329	1,561.1%	5,831	(3,221)	9,052	281.1%
Income tax (expense) benefit	(751)	(4,070)	3,319	81.6%	399	(3,715)	4,114	(110.7)%
Net Income / (Loss)	$663	$(3,985)	$4,648	(116.6)%	$6,230	$(6,936)	$13,166	(189.8)%

NM = Not meaningful

Net Revenues

Net revenues increased $5.1 million, or 21%, for the three months ended September 30, 2014, and increased $18.7 million, or 31%, for the nine months ended September 30, 2104.  These increases were primarily a result of the inclusion in the current quarter of the net revenues of the Acquired Cable Networks (which were acquired on April 1, 2014) and therefore are not included in the prior year’s three and nine month periods.  The growth in the current quarter was offset in part by a decrease in advertising revenue due to a decline in the Puerto Rico television advertising market, and the decision not to produce Idol Puerto Rico in 2014. The increase in the nine months ended September 30, 2014 was also due in part to the inclusion of the net revenues of Cinelatino, which were not included in the prior year’s first quarter as the Transaction was consummated on April 4, 2013.

Operating Expenses

Cost of Revenues: Cost of revenues consist primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues decreased $1.1 million, or 11%, for the three months ended September 30, 2014, and increased $2.2 million, or 9%, for the nine months ended September 30, 2104.  The decrease in the current quarter was due to the decision not to produce Idol Puerto Rico in 2014, offset in part by the inclusion of the operating results of the Acquired Cable Networks.  The increase in the nine months ended September 30, 2014, was due to the inclusion of the Acquired Cable Networks and Cinelatino in the operating results.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, corporate employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses increased $1.8 million, or 27%, for the three months ended September 30, 2014, and increased $0.9 million, or 4%, for the nine months ended September 30, 2014.  These increases were primarily due to the inclusion of the operating results of the Acquired Cable Networks.  The increase in the nine months ended September 30, 2014 was also due to the inclusion of Cinelatino and corporate overhead and public company charges, which were not included in the prior year’s first calendar quarter, offset in part by a $3.8 million one-time charge incurred in connection with the Transaction, and higher stock compensation expense of $1.0 million in the prior year nine month period.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense increased $2.1 million and $5.9 million for the three and nine months ended September 30, 2014, respectively.  These increases were due primarily to amortization of intangibles identified as a result of the Cable Networks Acquisition and the Transaction.

Other Expenses: Other expenses includes legal and financial advisory fees incurred in connection with the Cable Networks Acquisition and the Transaction, and financing costs incurred in connection with the refinancing of our Term Loan Facility.  Other expenses increased $0.9 million for the three months ended September 30, 2014, due to $1.0 million of deferred financing costs related to the Amended Term Loan Facility in accordance with ASC 470 — Debt.  Other expenses decreased $3.5 million for the nine months ended September 30, 2014, due to higher transaction related costs in connection with the Transaction in the prior year periods as compared to costs incurred in connection with the Cable Networks Acquisition and refinancing of our Term Loan Facility in the current year periods.

Interest and Other Expenses

Interest and other expenses increased $0.1 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, due to higher interest expense on the Term Loan Facility entered into in July 2013 which increased our outstanding loan balance.

Income Tax (Expense) Benefit

Income tax expense decreased $3.3 million and $4.1 million for the three and nine months ended September 30, 2014, respectively, primarily due to the reversal in the second quarter of 2014 of the valuation allowance related to foreign tax credits recorded in the third quarter of 2013.  For more information, see Note 5, “Income Taxes” of Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Net Income (Loss)

Net income increased $4.6 million and $13.2 million for the three and nine months ended September 30, 2014, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At September 30, 2014, we had $132.2 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments.

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

Cash Flows

	Nine Months Ended September 30,
Anounts in thousands:	2014	2013
Cash provided by (used in):
Operating activities	$11,862	$2,217
Investing activities	(103,891)	(1,104)
Financing activities	47,569	161,744
Net (decrease) increase in cash	$(44,460)	$162,857

Comparison for the Nine Months Ended September 30, 2014 and September 30, 2013

Operating Activities

Cash provided by operating activities was primarily driven by our net income (loss), adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expenses, deferred taxes, loss on extinguishment of debt and provision for bad debts.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $11.9 million, an increase of $9.6 million, as compared to $2.2 million in the prior year period, due primarily to a $13.2 million increase in net income and a $3.9 million increase in non-cash items, offset in part by a $7.5 million increase in net working capital. Non-cash items increased primarily as a result of a $5.9 million increase in depreciation and amortization, and a $0.6 million increase in programming amortization, offset in part by a $1.5 million increase in deferred taxes and a $1.0 million decline in stock-based compensation.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014, was $103.9 million, as compared to a net use of cash of $1.1 million in the prior year period.  This increase was primarily due to the Cable Networks Acquisition which was funded with $101.9 million from cash on our balance sheet.

Financing Activities

For the nine months ended September 30, 2014, net cash provided by financing activities was $47.6 million as compared to net cash provided of $161.7 million in the prior year period.  This decrease was due to $82.4 million of cash proceeds from the Transaction and $80.2 net cash proceed from our Term Loan Facility in the prior year period, offset by $48.4 million of net proceeds from the refinancing of our Term Loan Facility on July 31, 2014.  For more information, see Note 6, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable-rate of interest on the Term Loan Facility exposes us to market risk for changes in interest rates.  Loans thereunder bear interest at rates that vary with changes in prevailing market rates.  With respect to the Term Loan Facility, we do not speculate on the future direction of interest rates.  As of September 30, 2014, our exposure to changing market rates with respect to the Term Loan Facility was as follows:

Dollars in millions	September 30, 2014
Variable rate debt	$224.4
Interest rate	5.00%

As of September 30, 2014, total outstanding balance on the Amended Term Loan Facility was approximately $224.4 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal outstanding balance of $224.4 million, we would incur an increase in interest expense of approximately $2.2 million per year.  Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year. See also “—Liquidity and Capital Resources—Recent Developments” in Item 2 of this Quarterly Report, for a discussion of our Amended Term Loan Facility.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures as of September 30, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating our Company and our business.  If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive.  We operate in a continually changing business environment and new risks emerge from time to time.  Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have not been any material changes during the quarter ended September 30, 2014 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

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

HEMISPHERE MEDIA GROUP, INC.

DATE: November 12, 2014	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 12, 2014	By:	/s/ Craig D. Fischer
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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

*                                         A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.