Form 10-K
period 2014-12-31
HEMISPHERE MEDIA GROUP, INC.
filed 2015-03-31
CIK 1567345

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

         The aggregate market value of the Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2014, was approximately $49,460,276. No market exists for the shares of Class B common stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B common stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Hemisphere Media Group, Inc. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

Class of Stock	Shares Outstanding as of March 27, 2015
Class A common stock, par value $0.0001 per share	15,091,401 shares
Class B common stock, par value $0.0001 per share	30,027,418 shares

         Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2015 Annual Meeting of Shareholders.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
December 31, 2014

PART I

        Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the "Company," "Hemisphere," "registrant", "we," "us" or "our" refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; "Acquired Cable Business" refers to assets of Seller (as defined below) and its affiliates primarily used in, or held for use in connection with, the operation or conduct of Media World, LLC's Spanish-language television network business including: (i) Pasiones, (ii) Centroamerica TV and (iii) Television Dominicana; "Acquired Cable Networks" refers to (i) Pasiones, (ii) Centroamerica TV and (iii) Television Dominicana; "Amended Term Loan Facility" refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.4 to this Annual Report on Form 10-K; "Azteca" refers to Azteca Acquisition Corporation, a Delaware blank check corporation; "Azteca Merger Sub" refers to Hemisphere Merger Sub II, Inc., a Delaware corporation; "Business" refers collectively to our consolidated operations; "Cable Networks" refers to our Networks (as defined below) with the exception of WAPA and WAPA2 Deportes; "Cable Networks Acquisition" refers to the acquisition of the Acquired Cable Business; "Centroamerica TV" refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; "Cinelatino" refers to Cine Latino, Inc., a Delaware corporation; "Cine Merger Sub" refers to Hemisphere Merger Sub III, Inc., a Delaware corporation; "MVS" refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation); "Distributors" refers collectively to Satellite systems, telephone companies ("telcos"), and cable multiple system operators ("MSO"s), and the MSO's affiliated regional or individual cable systems. "Networks" refers collectively to WAPA, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; "Pasiones" refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; "Seller" refers to Media World, LLC, a Florida limited liability company "Television Dominicana" refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; "Transaction" collectively refers to the mergers of WAPA Holdings and WAPA Merger Sub, Azteca and Azteca Merger Sub, and Cinelatino and Cine Merger Sub, resulting in Azteca, WAPA Holdings and Cinelatino becoming indirect wholly-owned subsidiaries of Hemisphere; "WAPA" refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; "WAPA America" refers to WAPA America, Inc., a Delaware corporation; "WAPA Holdings" refers to WAPA Holdings, LLC, a Delaware limited liability company and, where applicable, its consolidated subsidiaries; "WAPA Merger Sub" refers to Hemisphere Merger Sub I, LLC, a Delaware limited liability company; "WAPA2 Deportes" refers to a sports television network in Puerto Rico operated by WAPA; "WAPA.TV" refers to a news and entertainment website in Puerto Rico operated by WAPA.

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

        These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "expect," "positioned," "strategy," "future," "potential," "plan," "forecast," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, statements relating to the synergies and the benefits that we expect to achieve from the acquisition of the Acquired Cable Business, including future financial and operating results, the Company's plans, objectives, expectations and intentions and other statements that are not historical facts.

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

        Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in "Item 1A—Risk Factors" in this report, those factors include:

  •
  the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the "FCC") or other government regulators to businesses that we acquire;

  •
  the potential for viewership of our Networks' programming to decline or unexpected reductions in the number of subscribers to our Networks;

  •
  the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;

  •
  our ability to successfully integrate the Acquired Cable Business and achieve the expected synergies from that integration at the expected costs;

  •
  the ability to realize anticipated growth and growth strategies of the company since the completion of (i) the Transaction and (ii) the acquisition of the Acquired Cable Business;

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

  •
  future financial performance, including our ability to obtain additional financing in the future on favorable terms;

  •
  reduced access to capital markets or significant increases in borrowing costs;

  •
  our ability to successfully manage relationships with customers and distributors and other important relationships;

  •
  continued consolidation of distributors in the marketplace;

  •
  the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;

  •
  disagreements with our distributors over contract interpretation;

  •
  the outcome of any pending or threatened litigation;

  •
  the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;

  •
  strikes or other union job actions that affect our operations;

  •
  changes in technology, including changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand

    ("VOD"), internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;

  •
  uncertainties inherent in the development of new business lines and business strategies;

  •
  changes in pricing and availability of products and services;

  •
  changes in the nature of key strategic relationships with partners and Distributors;

  •
  the ability of suppliers and vendors to deliver products, and services;

  •
  fluctuations in foreign currency exchange rates and political unrest and regulatory changes in the international markets in which we operate;

  •
  the deterioration of general economic conditions, either nationally or in the local markets in which we operate;

  •
  changes in, or failure or inability to comply with, government regulations including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings;

  •
  competitor responses to our products and services; and

  •
  a failure to secure affiliate agreements or renewal of such agreements on less favorable terms.

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

Item 1.    Business.

OVERVIEW

Our Company

        We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America, and the #1-rated broadcast television network in Puerto Rico.

        Headquartered in Miami, Florida, we own and operate the following leading Spanish language networks and content production platform, including leading movie and telenovela channels, two of the most popular Hispanic entertainment genres, and the leading cable television networks targeting the second, third and fourth largest U.S. Hispanic groups:

Cinelatino: the leading Spanish-language cable movie network with over 15 million subscribers across the U.S., Latin America and Canada, including 4.3 million subscribers in the U.S. and 10.8 million subscribers in Latin America. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-rated Spanish-language cable movie network in the U.S. and the #2-rated Spanish-language cable television network in the U.S. overall.

WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last six years. WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 70 hours each week of programming that is aired on WAPA and WAPA America. Through WAPA's multicast signal, we distribute WAPA2 Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA.

WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States, collectively the second largest segment of the U.S. Hispanic population. WAPA America's programming features news and entertainment offerings produced by WAPA. WAPA America is distributed in the U.S. to over 5 million subscribers.

Pasiones: a cable television network dedicated to showcasing the best telenovelas and serialized dramas, licensed from the most important producers. Pasiones is distributed in the U.S. to 4.2 million subscribers and in Latin America 8.9 million subscribers.

Centroamerica TV: a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to over 3.7 million subscribers.

Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic, as well as the professional winter baseball league from the Dominican Republic. Television Dominicana is distributed in the U.S. to over 2.6 million subscribers.

        Hemisphere was incorporated in Delaware on January 16, 2013. On April 4, 2013, we completed a series of mergers pursuant to which WAPA Holdings, Cinelatino and Azteca, each became our indirect wholly-owned subsidiaries, which we refer to as the Transaction. Azteca, a special purpose acquisition vehicle, delivered the proceeds of a trust account raised in its 2011 initial public offering to us in the Transaction. Since the consummation of the Transaction, Azteca has had no operations and was subsequently dissolved on December 31, 2013. Shares of our Class A common stock, par value $0.0001 per share ("Class A common stock") are publicly traded under the symbol "HMTV" on the Nasdaq Global Market ("NASDAQ"). Our warrants, exercisable for shares of Class A common stock ("Warrants"), are publicly traded on the Over-the-Counter Bulletin Board under the ticker symbol "HMTVW."

        On April 1, 2014, we closed on the acquisition of three Spanish-language cable networks from Media World, LLC, a Florida limited liability company ("Seller"). The Cable Networks Acquisition included the purchase of assets of the Seller and its affiliates primarily used in, or held for use in connection with the operation or conduct of Seller's Spanish-language television network business, including Pasiones, Centroamerica TV and Television Dominicana, which we refer to as the Cable Networks Acquisition.

Our Strategy

        Our strategy is to provide unique programming focused on underserved but significant segments of the U.S. Hispanic population, allowing us to reach a deeper and broader U.S. Hispanic demographic than our competitors. Our objective is to maintain and improve our position as a leading U.S. Spanish-language media company by, among other things, (i) investing in content for our Networks to build viewership, (ii) growing retransmission fees in Puerto Rico and subscriber revenues in both the U.S. and Latin America, and (iii) driving advertising sales, including launching advertising on Cinelatino in the U.S. Additionally, we continue to look for attractive opportunities to acquire assets that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities which will expand our leadership position in the fast growing and highly desirable Hispanic pay TV market. We intend to seek a variety of acquisition opportunities, including businesses where we believe a catalyst for value realization is already present, or where we can realize synergies with our existing businesses. We may also seek businesses that are in need of operational turnaround through our experienced and cohesive management team with the proven ability to develop and grow acquired assets. Additionally, we evaluate various digital strategies, from time to time.

Employees

        At December 31, 2014, we and our subsidiaries employed 293 full-time persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We or our subsidiaries may hire additional personnel in connection with the closing of future acquisitions. We believe that employee relations are generally satisfactory. Approximately 156 of our employees based in Puerto Rico are full-time unionized employees covered by two collective bargaining agreements, which expire on July 23, 2015 and June 27, 2016, respectively. For more information, see Note 11, "Retirement Plans" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Revenue Sources

        Our two primary sources of revenue are advertising and retransmission/subscriber fees. Advertising revenue is generated from the sale of advertising time. The advertising sales success is demonstrated by large and diversified portfolio of advertising partners, including many Fortune 500 companies across a variety of industries, which is supplemented by the direct on-air advertising and the sale of air-time. Our advertising revenue tends to reflect seasonal patterns of our advertisers' demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico's political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2012, we experienced higher advertising sales as a result of political advertising spending during the 2012 governmental elections. The next election in Puerto Rico will be in 2016. Cinelatino is currently commercial-free, but in an effort to further monetize Cinelatino's strong ratings and attractive audience, one of our primary objectives is to introduce advertising on Cinelatino in 2015.

        Retransmission and subscriber fees are charged to distributors of our television networks, including cable, satellite and telecommunication service providers. Our television networks are distributed pursuant to multi-year agreements that generally provide for monthly subscriber fees with annual rate increases and have terms of varying length. At December 31, 2014 the top ten distributors of our television networks accounted for 42.8% of our consolidated revenues. We recognize retransmission and subscriber fees when they are accrued pursuant to the agreements we have entered into with respect to such revenue.

OUR NETWORKS

WAPA

        Headquartered in San Juan, Puerto Rico, WAPA is a full-power independent broadcast television network. WAPA was founded in 1954 as the second broadcast television network in the Caribbean and the third in Latin America. WAPA occupies a prime channel position (channel 4), and together with its full-power repeater stations, WTIN in Ponce and WNJX in Mayagüez, reaches the entire island with the strongest television signal in Puerto Rico. WAPA reaches more television households than any of its competitors in Puerto Rico. WAPA is also distributed by all cable, satellite and telecommunication service providers in Puerto Rico. According to Mediafax (2009) and Nielsen (2010-2014), WAPA has been the #1-rated broadcast television network in Puerto Rico for six consecutive years, with an average household primetime rating of 16.3 and audience share of 30% in the year ended December 31, 2014.

        WAPA owns a 66,500 square foot building housing WAPA Holdings' state-of-the-art production facilities, television studios and administrative offices. All of WAPA's news and most of its local programs are produced at WAPA's production facility, which contains four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions. WAPA also boasts one of the most technologically advanced news departments in Puerto Rico.

        WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 70 hours in the aggregate each week. In addition to having the top-rated morning, mid-day, evening and late night newscast, WAPA's top-rated local shows include Entre Nosotras (the #1-rated local talk show), Pégate al Mediodía (the #1-rated midday program), Risas En Combo (the #1-rated comedy show) and Lo Se Todo (the #1-rated daily show). WAPA also licenses and televises blockbuster Hollywood movies and top-rated U.S. television series dubbed into Spanish. This diverse and unique mix of programming has made WAPA the market leader in Puerto Rico.

        In 2009, WAPA launched WAPA2 Deportes in Puerto Rico through its over-the-air signal and carriage by all cable, satellite and telecommunications distributors in Puerto Rico. WAPA2 Deportes broadcasts various local and U.S. sports programming, including Major League Baseball, with exclusive television rights to the World Series and the All-Star Game, and Puerto Rico's professional men's basketball league, Baloncesto Superior Nacional. In a short period of time, WAPA2 Deportes has become the leading local sports network in Puerto Rico.

        In 2008, WAPA launched WAPA.TV, the #1-rated television network website in Puerto Rico and the #5 ranked Puerto Rico-originated web site. WAPA.TV provides up-to-the-minute news and weather, promotional clips of WAPA's most popular shows, additional video content not seen on WAPA, and a platform for viewers to share comments and interact, driving further audience engagement.

WAPA America

        WAPA America, launched in 2004, is a Spanish-language cable television network targeting viewers from Puerto Rico, the Dominican Republic, Cuba, Venezuela and Colombia (collectively referred to as "Caribbean Hispanics"), residing in the U.S. Together, Puerto Ricans and Caribbean Hispanics are the second largest U.S. Hispanic population segment, representing over 18% of the U.S. Hispanic population. WAPA America is distributed by all major U.S. cable, satellite and telecommunication operators to more than 5 million subscribers. WAPA America televises over 70 hours per week of the top-rated news and entertainment programming produced by WAPA. WAPA America supplements its programming with acquired telenovelas and culture programming, popular sports programming from Puerto Rico and other programming from WAPA's library.

        WAPA America is primarily distributed on Hispanic programming packages, which generally consist of 20 or more channels, such as Cinelatino, Pasiones, Centroamerica TV, Television Dominicana, CNN en Español, Discovery en Español, History en Español, ESPN Deportes and Fox Deportes ("Hispanic Programming Packages"). WAPA America is also distributed in more highly penetrated packages in the major markets of Orlando and Tampa. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the rapid growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Cinelatino

        Cinelatino is the leading Spanish-language cable movie network with over 15 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring what it believes to be the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Cinelatino was launched in Mexico in 1993, and introduced into the U.S. in 1995.

        Our programming strategy for Cinelatino is specifically intended to provide the audience with the broadest selection of the most popular and highest-quality films across all of the popular genres, from Mexico and all other Latin American countries which have significant populations in the U.S., including Puerto Rico, the Dominican Republic, Colombia and Venezuela. Consistent with its programming strategy, Cinelatino has licensed the rights to many of the highest grossing box office films in Mexico each year from 2009 to 2013. During 2014, we acquired a Spanish-language film library of 100 titles. This will provide us with substantial additional content, and will be a source of content to license to over-the-top platforms. Cinelatino has an expansive library of over 600 of the best Spanish-language titles from suppliers across the globe. Driven by the strength of its programming and distribution, Cinelatino is the #1-Nielsen rated Spanish-language cable movie network in the U.S. and the #2-Nielsen rated Spanish-language cable television network in the U.S. overall. Cinelatino is currently commercial-free and generates 100% of its revenue through subscriber fees pursuant to multi-year distribution agreements. In an effort to further monetize its strong ratings and attractive audience, one of our primary objectives is to introduce advertising on Cinelatino.

        Cinelatino has two feeds of its service, one that is distributed in the U.S., and a second that is distributed throughout Latin America and Canada. Cinelatino is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the rapid growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Cinelatino is also distributed by many Latin American pay television distributors, generally on basic video packages, and has more than 10 million subscribers in more than 15 countries throughout Latin America. Cinelatino is presently distributed to only 23% of all pay-TV subscribers throughout

Latin America (excluding Brazil), representing a significant growth opportunity. Additionally, we have licensed movies on a limited basis for over-the-top digital services.

Pasiones

        Pasiones, launched in August 2008, focuses on one of the most popular Hispanic genres, telenovelas. The network sets itself apart by showcasing telenovelas produced in Latin America and Asia (dubbed into Spanish), in contrast to most competitor networks, which focus exclusively on Mexican telenovelas. In owning both Pasiones and Cinelatino, we provide content in two of the most popular genres with Hispanics, telenovelas and movies.

        Pasiones has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America. Pasiones is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages, and has 4.2 million U.S. subscribers. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the rapid growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Pasiones is also distributed by many Latin American distributors, generally on basic video packages, and has 8.9 million Latin American subscribers. Additionally, we have licensed telenovelas on a limited basis for over-the-top digital services. Pasiones is presently distributed to only 19% of total pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Centroamerica TV

        Centroamerica TV, launched in September 2004, is the leading network targeting the nearly 6 million Central Americans living in the U.S. Central Americans are the third largest U.S. Hispanic population group, and represent the fastest growing segment of the U.S. Hispanic population, having grown 253% from 2000-2014. Centroamerica TV features news and entertainment programming from leading television broadcast networks in El Salvador, Honduras, Costa Rica, Guatemala and Panama, as well as exclusive soccer programming from the top professional leagues in the region.

        Centroamerica TV has over 3.7 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the rapid growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Television Dominicana

        Television Dominicana, launched in November 2005, is the leading network targeting the 2.3 million Dominicans living in the U.S. Dominicans are the fourth largest U.S. Hispanic population group and have grown by 195% between 2000-2014. Television Dominicana features news and entertainment programming from leading content producers in the Dominican Republic, as well as exclusive rights to the Dominican Republic professional baseball league.

        Television Dominicana currently has over 2.6 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers are expected to grow, driven by the rapid growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

OUR COMPETITION

        We compete for the development and acquisition of programming, distribution of our Networks, selling of commercial time on our Networks, viewership to our networks, and on-air and creative talent.

Our Networks compete with other Spanish-language broadcast and cable television networks and digital media companies for the acquisition of programming, viewership, the sale of advertising and creative talent. Our ability to produce and acquire popular content impacts our viewership and the sale of advertising.

        We also compete with both Spanish-language and English-language broadcast and cable television networks for distribution of our Networks and the fees paid by cable, satellite and telecommunication service providers. Our ability to retain and secure distribution agreements is necessary to maintain and grow subscriber fees, and to attain viewership which drives advertising sales. Our contractual agreements with distributors are renewed or renegotiated from time to time in the ordinary course of business. The launch of new networks and consolidation within the cable and satellite distribution industry may adversely affect our ability to obtain and maintain distribution of our Networks.

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

        WAPA competes with broadcast television networks and cable television networks in Puerto Rico for audience viewership, advertising sales, and programming. WAPA's main competitors are broadcast television stations owned by Univision and Telemundo, which rely heavily on their U.S. parents for programming, which consists primarily of telenovelas produced in Mexico, the U.S. and Latin America. There are a few other local broadcasters, but they tend not to be competitive due to weak programming and/or poor signal quality. WAPA reaches more television households in Puerto Rico than any of its competitors. In addition, while all major English-language U.S. broadcast networks have local affiliates, they are, for the most part, low power stations with nominal ratings. Only approximately half of the television households in Puerto Rico subscribe to pay-TV and cable channels are generally not competitive, as they tend to be U.S.-based, English-language channels with little relevance to the Puerto Rico Spanish-speaking market. WAPA has effectively customized its programming for the viewing preferences of the Puerto Rican market with more local entertainment and news programming than its competitors, as well as blockbuster Hollywood movies and hit U.S. television series (dubbed into Spanish). As a result, WAPA has been the ratings leader for the past six years. WAPA2 Deportes competes for viewership, advertising sales and programming with other channels offering similar sports programming in Puerto Rico. Competitors include U.S.-based cable networks, such as ESPN, TNT, and TBS, and certain satellite distributors who have acquired sports media rights for their owned channels. WAPA.TV competes with other news, weather and entertainment websites for development and acquisition of content, audience and advertising sales. To an extent, WAPA.TV also competes with U.S. search engines and social networks, such as Google, Facebook and Yahoo, for website traffic.

        Many of our competitors may possess greater resources than us, and our financial resources may be relatively limited when contrasted with many of these competitors.

INTELLECTUAL PROPERTY

        Our intellectual property assets principally include copyrights in television programming, websites and other content, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds. The protection of our Networks' brands and content is of primary importance to our success. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and internet/domain name statutes, laws and contractual provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related intellectual property is difficult and costly. We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement of our intellectual property by unauthorized third parties may not work.

        Third parties may challenge the validity or scope of our intellectual property from time to time, and the success of any such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources which could have an adverse effect on our operations. In addition, piracy, which encompasses the theft of our signal, and unauthorized use of our content in the digital environment continues to present a threat to revenues from products and services based on intellectual property.

INDUSTRY

U.S. Hispanic Market

        The U.S. Census Department estimated 54 million Hispanics resided in the United States in 2013, representing an increase of 19 million people between 2000 and 2013. Hispanics represent the largest minority group in the U.S. at 17% of the total U.S. population and accounted for half of the total U.S. population growth between 2000 and 2013. This trend is expected to continue as the U.S. Hispanic population is projected to grow to 66 million by 2020, an increase of 22% from 2013. As a result of this growth, the U.S. Hispanic market now represents the second largest Hispanic economy in the world after Mexico. In 2014 about 67% of the U.S. Hispanic population reported their origin as Mexican, followed by Puerto Rican, the second largest Hispanic national group, at 9%. In addition, the Hispanic population on average is significantly younger than the overall population. The median age of U.S. Hispanics is 27, which is nearly ten years younger than the overall U.S. median age.

        Puerto Ricans are the second-largest Hispanic national community in the U.S. behind Mexican Americans. There are 5.2 million Puerto Ricans and an additional 5.1 million Hispanics from other Caribbean countries residing in the U.S., and together, Puerto Ricans and other Caribbean Hispanics represent more than 18% of the total U.S. Hispanic population. The Puerto Rican population in the U.S. grew 52% from 2000 to 2014, while the overall Caribbean Hispanic population grew 72% during the same time period, including the Dominican population which grew 195% between 2000-2014.

Caribbean Hispanics (WAPA America and Television Dominicana target audience)

Place of Origin	Population 2014	% of U.S. Hispanics

Puerto Rico	5,159,469	9.2%
Dominican Republic	2,256,610	4.0%
Cuba	1,644,644	2.9%
Venezuela	277,166	0.5%
Colombia	946,961	1.7%

Total Caribbean Hispanics	10,284,850	18.3%

Source: 2014 Geoscape

        Central Americans are the third largest U.S. Hispanic regional population group in the U.S. (behind Mexicans and Caribbeans), and represent the fastest growing segment of the U.S Hispanic population. There are 5.6 million Central Americans residing in the U.S., an increase of 253% since 2000. Central Americans comprised approximately 10% of the U.S. Hispanic population in 2014, compared to approximately 4% in 2000.

Central American Hispanics (Centroamerica TV target audience)

Place of Origin	Population 2014	% of U.S. Hispanics

El Salvador	2,435,080	4.3%
Guatemala	1,509,483	2.7%
Honduras	676,262	1.2%
Nicaragua	399,976	0.7%
Panama	340,307	0.6%
Costa Rica	226,561	0.4%

Total Central American Hispanics	5,587,669	9.9%

Source: 2014 Geoscape

Hispanic Television and Pay-TV Landscape

        Within the U.S. cable network industry, the U.S. Hispanic demographic is attractive for a number of reasons:

  •
  Growth in Hispanic TV households: U.S. Hispanic television households grew by over 31% during the period from 2006 to 2015, from 11.2 million households to 14.8 million households, approximately six times the overall U.S. television household growth of only 5%. The continuing rapid growth of Hispanic television households creates a significant opportunity to reach an attractive audience at a time when overall household growth in the U.S. is more modest.

  •
  Growth in Hispanic pay-TV subscribers: Hispanic pay-TV subscribers are expected to grow significantly, driven not only by the rapid growth in Hispanic television households, but also by the increased penetration of pay-TV among Hispanics. Hispanic pay-TV subscribers increased 57% from 2006 to 2015, growing from 7.9 million to 12.3 million subscribers, nearly eight times the 7% increase in overall U.S. pay-TV subscribers during the same period. This 56% growth also significantly over-indexes the 31% Hispanic television household growth during the same period.

Television Viewing and Language Preferences

  •
  Hispanics Enjoy Movies: In 2013, Hispanics had the highest per capita movie attendance, visiting theaters on average 6.0 times per year compared to about 4.2 times per year for African Americans and 3.4 times per year for Caucasians. Hispanics make up 17% of the U.S. population, but account for 25% of movie ticket sales and 32% of frequent moviegoers. In fact, the President of the National Association of Theater Owners, recently described Hispanics as "the most valuable component of moviegoers."

  •
  Hispanics Prefer Television in Spanish: Spanish remains the most used language in the home by U.S. Hispanic Adults, and this powerfully influences television viewing habits. According to Nielsen, approximately 60% of Hispanics aged 18 and over speak Spanish as much as or more than English in their homes. Spanish-dominant or bilingual (Spanish/English Equal) homes comprise about 65% of U.S. Hispanic households, and these homes exhibit a strong preference to watch television in their native language. Spanish-dominant households view 59% of television in Spanish and bilingual homes view about 35% of television in Spanish.

Hispanic Advertising Market

        Hispanic households represent approximately 17% of the total U.S. population and approximately 10% of the total U.S. discretionary consumption, but only 5% of the aggregate media spend targets U.S. Hispanics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption.

        U.S. Hispanic cable advertising growth has significantly outpaced overall U.S. cable advertising growth as well as Hispanic broadcast advertising growth. U.S. Hispanic cable advertising revenue grew at a 13% CAGR from 2007 to 2014, more than doubling from $178 million to $407 million. Going forward, U.S. Hispanic cable advertising is expected to grow to an 11% CAGR from 2014 to 2017, outpacing forecasted growth for U.S. cable advertising, U.S Hispanic broadcast advertising and U.S. general market broadcast advertising.

        Similar to the under-indexing of U.S. general market cable advertising relative to viewing share 25 years ago, U.S. Hispanic cable advertising today significantly under-indexes relative to its share of the Spanish-language television audience. In 2014, U.S. Hispanic cable networks garnered only 11% of total U.S. Hispanic television advertising, while accounting for a 17% share of total Spanish-language television viewing. Viewing to Spanish-language cable networks as a percentage of total Spanish-language TV viewing has grown dramatically from 11% in 2007 to 17% in 2014.

Latin American Market (excluding Brazil)

        Latin America remains an attractive region due to its large population, shared language, strong economic growth and growing discretionary spending. Pay-TV subscribers in Latin America grew by 21% from 2012 to 2014, and are projected to grow an additional 15% from 47 million in 2014 to 56 million by 2018, representing projected growth of approximately 19%. Pay-TV penetration of television households has expanded from 33% in 2008 to 45% in 2013 and is projected to reach 53% by 2018. This growth is expected to be driven by a sizeable and growing population, as well as a strong macroeconomic backdrop and rising disposable income across geographies. In addition, investments in network infrastructure have improved service and performance, leading to increased penetration for pay-TV operators.

Puerto Rico Overview

        The Commonwealth of Puerto Rico is a U.S. territory and has a U.S. dollar-based economy, U.S. rule of law and strong governmental ties to the United States. The broadcast television industry in Puerto Rico is regulated by the U.S. Federal Communications Commission, and the banking system is regulated under the U.S. system (Federal Deposit Insurance Corporation). Puerto Rico has a population of approximately 3.5 million, with an additional 5.2 million Puerto Ricans living in the mainland U.S. All Puerto Ricans are U.S. citizens.

Economy

        Once one of the poorest islands in the Caribbean, it now has the highest GDP per capita in the region. Puerto Ricans are considered citizens of the United States and the territory receives appropriations from the federal government. Puerto Rico's economy has declined each year since 2006, except for modest growth in 2012. Economic activity in Puerto Rico remains generally flat at a depressed level and there are no strong signs that a meaningful recovery is taking hold. While the Puerto Rican economy is strongly influenced by the U.S. business cycle, Puerto Rico's latest downturn started earlier and was much steeper and more prolonged than that which occurred in the U.S. This prolonged recession is due to the long-term decline in the dominant manufacturing sector, decreased competitiveness as a result of expired federal tax benefits and high energy costs. The economic hardship has been exacerbated by years of budgetary imbalance that has been funded through increased governmental borrowings. As a result, Puerto Rico's government is dealing with a poor fiscal condition, high unemployment rate and an extremely low labor force participation rate. More recently, serious fiscal challenges have surfaced that are closely interrelated with Puerto Rico's weak economic performance. Persistent deficits in the territory's fiscal accounts, as well as mounting deficits in the operation of several major public corporations have substantially raised Puerto Rico's overall public debt, leading to serious concerns about whether its economy can sustain its financial obligations.

        A new administration entered office in 2013 and took actions to control spending, reform the pension systems and raise the corporate tax rate from 30% to 39%. Additionally, the administration has taken measures to promote economic development and job creation. Puerto Rico's lawmakers approved a balanced budget for fiscal 2015. Recently, the Governor introduced a comprehensive reform of Puerto Rico's tax system, which is presently under review. Nevertheless, economic outlook is expected to remain negative until the measures taken by the administration show evidence of promoting growth and economic revival.

Puerto Rico Broadcast Television Market

        Puerto Rico has 1.4 million television households, comparable to that of a top 20 U.S. television market. Puerto Rico is the third largest U.S. Hispanic market behind Los Angeles and New York.

        Puerto Rican television broadcasters capture the dominant share of viewership, which is unique relative to the U.S. The three primary broadcasters in Puerto Rico—WAPA, Univision and Telemundo—collectively garner approximately 70% of all television household viewership in primetime, distinguishing Puerto Rico from the U.S. television market, where the four major national broadcast networks (ABC, CBS, NBC and Fox) garner a collective primetime audience share of less than 40%. In fact, WAPA's ratings are more than three times higher than the most highly-rated broadcast network in the U.S., CBS.

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

Introduction

        Our Networks are subject to regulation by the FCC under the Communications Act of 1934, as amended ("Communications Act"). Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast stations, including the WAPA station, and other uses; determines the location, frequency and operating power of stations; grants permits and licenses to construct and operate television stations on particular frequencies; issues, revokes, modifies and renews television broadcast station licenses; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

        The FCC has also adopted various rules that regulate the content of programming broadcast by television stations, including the WAPA stations, and carried by cable networks, including our Cable Networks. These rules regulate, among other things, children's programming, sponsorship identification disclosures, closed captioning of certain television programming, and obscene, indecent and profane content. Additionally, the FCC's rules require broadcast stations to implement equal employment opportunity outreach programs and maintain records relating to these programs and make filings with the FCC evidencing such efforts. The FCC could also adopt other regulations that affect cable networks, such as the requirement that the cable programming services be on an "á la carte" basis, which could affect their business operations.

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

Media Ownership Restrictions and FCC Proceedings

        The FCC's broadcast ownership rules affect the number, type and location of broadcast and newspaper properties that we are allowed to hold or acquire. The rules now in effect limit the common ownership, directly or by way of attribution, operation or control of: (i) television stations serving the same area; (ii) television stations and daily newspapers serving the same area; and (iii) television stations and radio stations serving the same area. The rules also limit the aggregate national audience reach of television stations under common ownership, directly or by way of attribution. The FCC's rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits. In general, officers, directors and stockholders holding 5% or more of the voting interests in Hemisphere are deemed to have attributable interests. The FCC's ownership limits therefore apply to our principals and certain investors in our Company.

        The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. The FCC must review its media ownership rules every four years. In April, 2014, the FCC issued a Further Notice of Proposed Rulemaking to initiate its 2014 quadrennial review of the multiple ownership rules. The FCC determined that the record from the 2010 quadrennial review—which proposed changes to the newspaper-broadcast cross-ownership rule and the elimination of the radio-television cross-ownership rule—be incorporated as part of the 2014 review. The FCC also requested comments on whether local news service agreements and/or shared services agreements should be considered attributable for purposes of applying the media ownership restrictions. The FCC has indicated that it will more closely scrutinize arrangements that involved shared services agreements.

Local Television Ownership Rule

        Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as the market would have at least eight independently owned full power television stations after the combination and at least one of the stations is not one of the top-four- rated stations (based on audience share) in the television market. The rule also permits the ownership, operation or control of two television stations in a market as long as the stations' Noise Limited Service contours do not overlap. In 2011 the FCC sought comments on its proposal to eliminate the contour overlap exception that permits common ownership of two television stations in the same market. At that time, the FCC proposed to grandfather existing common ownership of stations that would not be permitted after the elimination of this exception. The matter remains pending. Broadcast stations designated by the FCC as "satellite" stations are exempt from the local television ownership rule. WNJX-TV and WTIN-TV have been designated by the FCC as "satellite" stations of WAPA-TV, a division of WAPA. The FCC may also waive its local television ownership rule to permit ownership, operation or control of two television stations in a market that would not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a "failed" station, or is "failing" (i.e., stations with negative cash flow and less than a four share all day audience rating). Under the local television ownership rule, the licensee of a television station that provides more than 15% of another in-market station's weekly programming or advertising will be deemed to have an attributable interest in the other station.

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

Attribution of Ownership

        Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly "insulated" from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee's total assets, if the interest holder supplies more than 15 percent of the station's total weekly programming or is a same-market broadcast company or daily newspaper publisher; (vi) time brokerage of a broadcast station by a same-market broadcast company; and (vii) same-market radio and television joint sales agreements. Because we are controlled by a single stockholder holding a majority of the voting power of our capital stock, the FCC's current rules do not treat other five percent or greater voting stockholders as attributable, and those ownership interests are not required to be reported to the FCC. Pending before the FCC is a proposal to eliminate the single majority shareholder exception. The FCC is also considering a proposal to require the disclosure in biennial ownership reports of information about five percent or greater voting shareholders, even if such interests are not attributable under the FCC's ownership rules.

        Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage or joint sales components generally are not deemed attributable under the FCC's current ownership rules, but as indicated above, the FCC is considering a proposal to change this rule and will also scrutinize more closely transactions that involved shared services arrangements.

Commission Approval of Transfer of Control of FCC Licenses

        The FCC's prior approval is required for the transfer of control or assignment of FCC licenses. We are currently controlled by InterMedia Partners VII, L.P. and its affiliates ("InterMedia"), which owns approximately 84% of our Class B common Stock, par value $0.0001 per share ("Class B common stock"). The FCC's prior consent would be required prior to any transaction that would result in a change in control of Hemisphere or InterMedia. An application for consent to a transfer of control or assignment of licenses would be subject to a formal public notice and comment period during which petitions to deny the applications would be accepted by the FCC.

        A person or entity requesting the FCC's consent to acquire or obtain control of our television station licenses must demonstrate that the acquisition complies with the FCC's ownership rules or that a waiver of the rules is in the public interest. As discussed above, we own two television stations, WNJX-TV and WTIN-TV, which are operated as "satellite" stations of WAPA-TV. Stations granted satellite status are exempt from the FCC's local television ownership rule. Thus, this status permits the common ownership of the three WAPA broadcast stations that would not otherwise be permitted. WNJX-TV and WTIN-TV were first accorded satellite status in 2001 due to the unique circumstances of the Puerto Rico market, including its topography and economic conditions, and the FCC has renewed this grant in subsequent transactions. We anticipate the FCC would continue to grant satellite status to WNJX-TV and WTIN-TV in future change-in-control transactions.

Alien Ownership Restrictions

        Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities, whom the FCC refers to as "aliens," or their representatives, by foreign governments or their representatives, or by non-U.S. corporations.

        Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity. In the past, the FCC has made such an affirmative finding with respect to broadcast licenses only in highly limited circumstances. In 2013, however, the FCC issued a declaratory ruling that notwithstanding its past practices, it will consider on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the capital stock of the parent of a broadcast licensee. In acting upon such a request, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and trade policy issues. Therefore, the FCC could revoke the licenses for WAPA's television stations if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens, unless the FCC has ruled in advance that such investments by foreigners are in the public interest.

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

        To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems and direct broadcast satellite transmit that station's primary digital channel to their subscribers within the station's market (the so-called "must-carry" rule). Alternatively, a station may elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local MVPD—referred to as "retransmission consent." A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the MPVD and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. Elections were made in October 2014 for the 2015-2017 three year period. WAPA elected retransmission consent and has entered into retransmission consent contracts with all MVPD systems serving Puerto Rico.

        MVPDs are not required to carry any programming streams other than a station's primary video programming channel. Consequently, WAPA's multicast channel WAPA2 Deportes is not entitled to mandatory carriage under the FCC's must-carry rules. However, we are free to negotiate with MVPDs for the carriage of additional programming streams.

        In March 2011, the FCC issued a Notice of Proposed Rulemaking ("NPRM") reviewing the retransmission consent rules. The NPRM requests comment on proposals to strengthen the good faith negotiation requirements and to require advance notice of the potential that a television station could be dropped from an MVPD's programming lineup. In 2014, the FCC adopted rules prohibiting a television broadcast station that is ranked among the top four stations to negotiate retransmission consent jointly with another station, if the stations are not commonly owned and serve the same geographic market. In December 2014, the FCC issued a separate NPRM requesting comment on whether the definition of MVPD should be expanded to include providers that make multiple linear streams of video programming available for purchase, regardless of the technology used to distribute the programming (e.g. entities providing video programming to subscribers through internet connections). Both proceedings are pending, and we cannot predict what impact, if any, they will have on our negotiations with video programming distributors.

Repurposing of Broadcast Spectrum for Other Uses

        In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct incentive auctions to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. On June 2, 2014, the FCC released a Report and Order ("Incentive Auction Order") adopting rules and procedures to implement incentive auctions authorized by Congress. Several parties have challenged, in part or in whole, the Incentive Auction Order. These challenges remain pending. Additionally, the FCC has initiated several rulemakings in connection with the Incentive Auction Order. These rulemakings remain pending.

        The proposed incentive auction process would have three components. First, the FCC would conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish all of the station's spectrum by surrendering its license; relinquish the right to some of its spectrum and thereafter share spectrum with another station; or modify its UHF channel license to a VHF channel license.

        Second, in order to accommodate the spectrum reallocated to new users, the FCC will "repack" the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, Congress directed the FCC, when repacking to television broadcast spectrum, to make reasonable efforts to preserve a station's coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF band, the band in which WAPA's broadcast licenses operate, to the VHF band or from the high VHF band to the low VHF band.

        Third, the FCC would conduct a forward auction of the relinquished spectrum to new users. The FCC must complete the reverse auction and the forward auction by September 30, 2022, and has announced that as of now it intends to conduct the auction beginning in early 2016.

        The outcome of the incentive auction and repacking of broadcast television spectrum, or the impact of such items on WAPA's business, cannot be predicted.

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

Programming and Operations

        Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business or operations of broadcast stations, including WAPA, and cable networks, including WAPA America and Cinelatino.

        Obscenity, Indecency and Profanity.    Federal statutes prohibit the broadcast or transmission of obscene material at any time by broadcast television stations, including the WAPA stations or on cable networks, including WAPA America and Cinelatino. The FCC's rules also prohibit television stations, including the WAPA stations, from broadcasting indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. In recent years, the FCC has intensified its enforcement activities with respect to programming it considers indecent and has issued numerous fines to licensees found to have violated the indecency rules.

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

        Children's Programming.    Federal statutes and FCC rules require broadcast television stations, including the WAPA stations, to broadcast three hours per week of educational and informational programming ("E/I programming") designed for children 16 years of age and younger. FCC rules also require television stations to air E/I programming on each additional digital multicast program stream broadcast, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels.

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

        Some U.S. policymakers have sought limitations on food and beverage marketing in media popular with children and teens. In April 2011, the Interagency Working Group on Food Marketed to Children, which is comprised of the Federal Trade Commission, the Centers for Disease Control and Prevention, the Food and Drug Administration and the U.S. Department of Agriculture, jointly requested comment on proposed nutritional restrictions for food and beverage marketing directed to children and teens aged 17 years and under. Although the proposed guidelines are nominally voluntary, if these or other similar guidelines are implemented by food and beverage marketers, they could have a negative impact on our Networks advertising revenues.

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

        Closed Captioning.    FCC rules require the majority of programming broadcast by television stations and carried on cable networks to contain closed captions. In January 2012, the FCC adopted rules to require that television programming broadcast by television stations, including the WAPA stations, or transmitted by cable, including on WAPA America or Cinelatino, with captioning include captioning if subsequently made available online, for example, by streaming on WAPA.TV. Beginning in 2016, clips of programming carried on television will need to be captioned if subsequently distributed over the internet. Additionally, beginning in March 2015, new FCC rules will become effective that requires programming captions to adhere to more stringent quality standards.

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

Net Neutrality

        In February 2015, the FCC adopted "net neutrality" rules. However the rules have not yet been released and the effective date of the rules is not yet known. Until the FCC releases the rules, we do not know what impact they will have on our Business.

Regulation of the Internet

        Internet services, including WAPA.TV, CINELATINO.COM, TVPASIONES.COM, CENTROAMERICATV.TV, and TELEVISIONDOMINICANA.TV, are subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Privacy Protection Act (COPPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal, state, territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

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

Item 1A.    Risk Factors.

        The following risk factors and the forward-looking statements elsewhere herein should be read carefully in connection with evaluating our Business and our subsidiaries. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Many of the risk factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our Business and our subsidiaries. These risk factors may be amended, supplemented or superseded from time to time in future filings and reports that we file with the Commission in the future.

Risk Factors Related to our Business

Service providers could discontinue or refrain from carrying our Networks, decide not to renew their distribution agreements or renew on less favorable terms, which could substantially reduce the number of viewers and harm our Business and operating results.

        Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including our Networks. Some of our largest Distributors are combining and have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our Networks also have a small number of dominant Distributors. The success of each of our Networks is dependent, in part, on our ability to enter into new carriage agreements and maintain or renew existing agreements or arrangements with Distributors. Although our Networks currently have arrangements or agreements with, and are being carried by, many of the largest Distributors, having such a relationship or agreement with a Distributor does not always ensure that the Distributors will continue to carry our Networks. Additionally, under our Cable Networks' current contracts and arrangements, we typically offer Distributors the right to transmit the programming services comprising our Cable Networks to their subscribers, but not all such contracts or arrangements require that the programming services comprising our Cable Networks be offered to all subscribers of, or any specific tiers of, or to a specific minimum number of subscribers of a Distributor. Also, WAPA is dependent on its retransmission consent agreements that provide for per subscriber fees with annual rate escalators. No assurances can be provided that WAPA will be able to renegotiate all such agreements on favorable terms, on a timely basis, or at all. A failure to secure a renewal of our Networks' agreements, or a renewal on less favorable terms may result in a reduction in our Business's retransmission fees, subscriber fees and advertising revenues, and may have a material adverse effect on our results of operations and financial position.

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

  •
  changes in audience ratings; and

  •
  other factors beyond our control.

        Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. Any decline in audience ratings could cause revenue to decline, adversely impacting our Business and our operating results. Our advertising revenue and results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher operating income in the fourth quarter than in the first, second, and third quarters of each year. This seasonality is primarily attributable to advertisers' increased expenditures in anticipation of the holiday season spending. In addition, we typically experience an increase in revenue every four years as a result of advertising sales in respect of local government elections in Puerto Rico. The next political year will be 2016. As a result of the seasonality and cyclicality of our revenue, and the historically significant increase in our revenue during election years, investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

If our Networks' viewership declines for any reason, or our audience ratings decline for any reason or our Networks fail to develop and distribute popular programs, our advertising and subscriber fee revenues could decrease.

        Our Networks' viewership and audience ratings, as applicable, are critical factors affecting both (i) the advertising revenue that we receive, and (ii) the extent of retransmission, and subscriber fees we receive, as applicable, under agreements with our Distributors. Our ratings are dependent, in part, on our ability to consistently create and acquire programming that meets the changing preferences of viewers in general and viewers in our Networks' target demographic category.

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

        A major component of our financial growth strategy is based on our ability to increase our Cable Networks' subscriber base. If our Cable Networks' programming services are required by the FCC to be offered on an "à la carte" basis, our Cable Networks could experience higher costs, reduced distribution of our program service, perhaps significantly, and lose viewers. There can be no assurance that we will be able to maintain or increase our Cable Networks' subscriber base on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain or increase our Cable Networks' current subscriber fee rates.

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

The television markets in which our Networks operate is highly competitive, and we may not be able to compete effectively, particularly against competitors with greater financial resources, brand recognition, marketplace presence and relationships with service providers.

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

        Additionally, our Cable Networks compete with other television channels to be included in the offerings of each video service provider and for placement in the packaged offerings having the most subscribers. For example, our Cable Networks' ability to secure distribution is dependent upon the production, acquisition and packaging of programming, audience viewership, and the prices charged for carriage. Our Cable Networks' contractual agreements with Distributors are renewed or renegotiated from time to time in the ordinary course of business. With respect to WAPA, cable network programming, combined with increased access to cable and satellite TV, has become a significant competitor for broadcast television programming viewers.

        Our Networks also compete for advertising revenue with general-interest television and other forms of media, including magazines, newspapers, radio and digital media. Our ability to secure additional advertising accounts relating to our Networks' operations depends upon the size of each Networks' audience, the popularity of our programming and the demographics of our viewers, as well as strategies taken by our Networks' competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other networks and other media. We cannot provide assurance that our Networks' advertising sponsors will pay advertising rates for commercial air time at levels sufficient for us to make a profit, that we will maintain relationships with our current advertising sponsors or that we will be able to attract new advertising sponsors or increase advertising revenues. Changes in ratings technology, or methodology or metrics used by advertisers or other changes in advertisers' media buying strategies also could have a material adverse effect on our financial condition and results of operations. If we are unable to attract advertising accounts in sufficient quantities, our revenues and profitability may be harmed.

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

Interpretation of certain terms of our distribution agreements may have an adverse effect on the distribution payments we receive under those agreements.

        Many of our distribution agreements contain "most favored nation" clauses. These clauses typically provide that if we enter into an agreement with another Distributor which contains certain more favorable terms, we must offer some of those terms to our existing distributors. While we believe that we have appropriately complied with the most favored nation clauses included in our distribution agreements, these agreements are complex and other parties could reach a different conclusion that, if correct, could have a material adverse effect on our results of operations and financial position.

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

There has been a shift in consumer behavior as a result of technological innovations and changes in the distribution of content, which may affect our viewership and the profitability of our Business in unpredictable ways. Our Networks' failure to acquire or maintain state-of-the-art technology or adapt our business models may harm our Business and competitive advantage.

        Technology in the video, telecommunications and data services industry is changing rapidly. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable. Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional Distributors and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Digital downloads, rights lockers, rentals and subscription services are competing for consumer preferences with each other and with traditional physical distribution of our content. Each distribution model has different risks and economic consequences for us so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in harm to our Business and operating results. Additionally, the development of new methods of content distribution could dilute our Networks' market share and lead to increased competition for viewers. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our Business could be adversely affected.

        Certain digital video recording technologies offered by cable and satellite systems allow viewers to digitally record, store and play back television programming at a later time and may impact our advertising revenue. Most of these technologies permit viewers to fast forward through advertisements; or, in certain cases, skip them entirely. The use of these technologies may decrease viewership of commercials as recorded by media measurement services such as Nielsen Media Research and, as a result, lower the advertising revenues of our television stations. The current ratings provided by Nielsen for use by broadcast stations are limited to live viewing plus viewing of a digitally recorded program on the same day as the original air date and give broadcasters no credit for delayed viewing that occurs after the original air date. The effects of new ratings system technologies including people meters and set-top boxes, and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses.

        Our information technology systems, including our online, mobile and app offering, as well as our internal systems, are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our Networks' customers, as well as to maintain financial records and accuracy. Although we have systems in place to monitor our security measures, disruption or failures of our and our subsidiaries' information technology systems, due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise, could impair our ability to effectively and timely provide services and products and maintain our financial records. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our proprietary information, which may include user data, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have a material adverse effect on our Business.

We are subject to restrictions on foreign ownership.

        Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations.

        Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation that is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity. Thus, the licenses for WAPA's television stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens, unless the FCC has ruled in advance that such ownership would be in the public interest.

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

Federal regulation of the broadcasting industry limits WAPA's operating flexibility.

        The ownership, operation and sale of broadcast television stations, such as WAPA, are subject to the jurisdiction of the FCC under the Communications Act. Matters subject to FCC oversight include the assignment of frequency bands for broadcast television; the approval of a television station's frequency, location and operating power; the issuance, renewal, revocation or modification of a television station's FCC license; the approval of changes in the ownership or control of a television station's licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation, programming and employment practices of television stations.

        WAPA depends upon maintaining its broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Applications to renew the broadcast licenses of all television stations licensed to communities in Puerto Rico, including those associated with WAPA-TV, were renewed in 2013. In the future, interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term. It cannot be assured that our license renewal applications for WAPA in the future will be approved, or that the renewals, if granted, will not include conditions or qualifications that could adversely affect our operations. If WAPA's licenses are not renewed in the future, or renewed with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating WAPA and generating revenue from it.

        Furthermore, WAPA's ability to successfully negotiate and renegotiate future retransmission consent agreements may be hindered by potential legislative or regulatory changes to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen existing regulatory provisions requiring broadcasters and MVPDs to negotiate retransmission consent in "good faith," (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station's signal during an audience measurement period to Direct broadcast satellite ("DBS") systems. The FCC has not yet issued a decision in this proceeding, and we cannot predict the outcome of any FCC regulatory action in this regard.

Our Networks are subject to FCC sanctions or penalties if they violate the FCC's rules or regulations.

        If we or any of our officers, directors, or attributable interest holders materially violate the FCC's rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements, children's programming requirements, public file requirements, which impact broadcasters, and also rules that relate to the emergency alert system and closed captioning, and equal employment opportunity outreach and recordkeeping requirements, which impact MVPDs. For example, in 2006, the statutory maximum fine for broadcasting indecent material increased from $32,500 to $325,000 per incident. In 2014, the FCC issued fines against three cable network owners, with the fines ranging from $280,000 to $1,120,000, for violating FCC rules relating to the emergency alert system. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our Business facilities or FCC fines. Additionally, the effect of recent judicial decisions regarding the FCC's indecency enforcement practices remain unclear and we are unable to predict the impact of these decisions on the FCC's enforcement practices, which could have a material adverse effect on our Business.

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

        The following are examples of the types of currently active legislative, regulatory and judicial inquiries and proceedings that may impact our Cable Networks. The FCC may adopt rules which would require cable and satellite providers to make available programming channels on an a la carte basis. A major component of our financial growth strategy is based on our ability to increase our Cable Networks' subscriber base. If our Cable Networks' programming services are required by the FCC to be offered on an "a la carte" basis, our Cable Networks could experience higher costs, reduced distribution of our program service, perhaps significantly, and lose viewers. There can be no assurance that we will be able to maintain or increase our Cable Networks' subscriber base on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain or increase our Cable Networks' current subscriber fee rates.

        Further, the FCC and certain courts are examining the types of technologies that will be considered "multichannel video programming systems" under federal regulation and the rules that will be applied to distribution of television programming via such technologies. We cannot predict the outcome of any of these inquiries or proceedings or how their outcome would impact our ability to have our Cable Networks' content carried on multichannel programming distribution and the value of our advertising inventories.

Our Cable Networks may become subject to Program Access restrictions.

        Under the Communications Act, vertically integrated cable programmers are generally prohibited from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC's regulations. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable television operator in whole or in part under the FCC's program access attribution rules. Cable television operators for this purpose may include telephone companies that provide video programming directly to subscribers. The other holdings of entities that acquire an interest in our capital stock may be attributable to our Cable Networks for purposes of the program access rules, and therefore could have the effect of making our Cable Networks subject to the program access rules. If our Cable Networks were to become subject to the program access rules, their flexibility to negotiate the most favorable terms available for their content could be adversely affected. Our amended and restated certificate of incorporation provides for our ability to restrict ownership or redeem shares of certain holders, if we believe that the ownership or proposed ownership of shares of our capital stock by any person may limit or impair any of our activities under the Communications Act. However, there can be no assurances that our rights under our amended and restated certificate of incorporation, will allow a timely resolution to the limitation or impairment of our activities under the Communications Act. As a result, if our Cable Networks were to become subject to the program access rules, it could have a material adverse effect on our Business, financial condition and results of operations.

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

"Must-carry" regulations reduce the amount of channel space that is available for carriage of the Cable Networks cable offerings.

        The Cable Act of 1992 imposed "must carry" or "retransmission consent" regulations on cable systems, requiring them to carry the signals of local broadcast television stations that choose to exercise their must carry rights rather than negotiate a retransmission consent arrangement. DBS systems are also subject to their own must carry rules. The FCC's implementation of these "must-carry" obligations requires cable and DBS operators to give certain broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our Cable Networks offerings by cable television systems and DBS operators in the U.S. Congress, the FCC or any other foreign government may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect our Cable Networks.

We have operations, properties and viewers that are located in Puerto Rico and Florida and could be adversely affected in the event of a hurricane or other extreme weather conditions.

        WAPA's corporate office and production facilities are located in Puerto Rico, where major hurricanes have occurred, as well as other extreme weather conditions, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves. Additionally, our corporate office and certain of our operations provided by our service providers are located in Miami, Florida, where similar weather conditions have occurred, including major hurricanes. Depending on where any particular hurricane or other weather event makes landfall, our properties or those of our service providers could experience significant damage. Such event could have an adverse effect on our ability to broadcast our programming or produce new shows, which could have an adverse effect on our Business and results of operations. Additionally, many of WAPA's regular viewers may be left without power and unable to view our programming which could have an adverse effect on our Business and results of operations.

Puerto Rico's continuing economic hardships may have a negative effect on the overall performance of our Business, financial condition and results of operations.

        Current financial and economic conditions in Puerto Rico continue to be uncertain and the continuation or worsening of such conditions could reduce consumer confidence and have an adverse effect on WAPA's business, results of operations, and/or financial condition. A decline in consumer confidence were to decline, this decline could negatively affect WAPA's advertising customers' businesses and their advertising budgets. In addition, continued volatile economic conditions could have a negative impact on the broadcast television industry or the industries of WAPA's advertisers, resulting in reduced advertising sales. Furthermore, it may be possible that actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will not achieve their intended effect. In addition to any negative direct consequences to our Business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, advertisers, or other consumers on whom we rely. Additionally, our access to future capital or financing arrangements, or the cost of such capital or financings, may be affected by the economic climate in Puerto Rico.

        Puerto Rico's track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges. Puerto Rico's government is dealing with a poor fiscal condition, unemployment rate is high and the labor force participation rate extremely low. More recently, serious fiscal challenges have surfaced that are closely interrelated with Puerto Rico's weak economic performance. Persistent deficits in Puerto Rico's fiscal accounts, as well as mounting deficits in the operation of several major public corporations have substantially raised Puerto Rico's overall public debt, leading to serious concerns about whether its economy can sustain its financial obligations. Although Puerto Rico has implemented measures to deal with its budgetary gaps and economic challenges, including, raising the corporate tax rate from 30% to 39%, recently introducing a comprehensive reform of its current tax system, passing a balanced budget for fiscal 2015, and other significant expenditure controls and revenue enhancement measures, Puerto Rico possesses an economy in recession since 2006, limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other potential fiscal challenges. Significant job losses, potential expenses and delays implementing budget solutions, the loss or reduction in the flow of federal funds, and contraction in the manufacturing and construction sectors could further heighten the risks associated with the our exposure to Puerto Rico's economy.

        If economic conditions in Puerto Rico deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect on our Business, financial condition and results of operations.

Certain of our Cable Networks have international operations and exposures that incur certain risks not found in doing business in the United States.

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

  •
  hostility from local populations;

  •
  significant fluctuations in foreign currency value;

  •
  the adverse effect of currency exchange controls or other restrictions;

  •
  restrictions on the withdrawal of foreign investment and earnings;

  •
  government policies against businesses owned by foreigners;

  •
  investment restrictions or requirements;

  •
  expropriations of property;

  •
  the potential instability of foreign governments and economies;

  •
  the risk of insurrections;

  •
  difficulties in collecting revenues and seeking recourse against 3rd parties owing payments to us;

  •
  withholding and other taxes on remittances and other payments by subsidiaries;

  •
  changes in taxation structure; and

  •
  shifting consumer preferences regarding the viewing of video programming.

        Furthermore, some foreign markets where we operate may be more adversely affected by current economic conditions than the U.S. We also may incur additional expenses as a result of changes, including the imposition of new restrictions, in the existing economic or political environment in the regions where we do business. Acts of terrorism, hostilities, or financial, political, economic or other uncertainties could lead to a reduction in revenue or loss of investment, which could adversely affect our results of operations.

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

        If any existing hostilities escalate, or if the United States experiences a terrorist attack or experiences any similar event resulting in interruptions to regularly scheduled broadcasting, we may lose revenue and/or incur increased expenses. Lost revenue and increased expenses may be due to preemption, delay or cancellation of advertising campaigns, or diminished subscriber fees, as well as increased costs of covering such events. We cannot predict the (i) extent or duration of any future disruption to our programming schedule, (ii) amount of advertising revenue that would be lost or delayed, (iii) the amount of decline in any subscriber fees or (iv) the amount by which broadcasting expenses would increase as a result. Any such loss of revenue and increased expenses could negatively affect our results of operations.

Recent legislation could result in the reallocation of broadcast spectrum for wireless broadband or other non-broadcast use.

        In February 2012, Congress passed and the President signed legislation that, among other things, grants the FCC authority to conduct an incentive auction to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. On June 2, 2014, the FCC released a Report and Order ("Incentive Auction Order") adopting rules and procedures to implement the incentive auction authorized by Congress. Several parties have challenged, in part or in whole, the Incentive Auction Order. These challenges remain pending. Additionally, the FCC has initiated several rulemakings in connection with the Incentive Auction Order. These rulemakings remain pending. The FCC has indicated that the incentive auction will begin in early 2016. The proposed incentive auction process would have three components.

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

        Second, in order to accommodate the spectrum reallocated to new users, the FCC will "repack" the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. In addition, Congress directed the FCC, when repacking the television broadcast spectrum, to use reasonable efforts to preserve a station's coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF spectrum band, the band in which WAPA's broadcast licenses operate, to the VHF spectrum band or from the high VHF band to the low VHF band.

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

        Our Business depends upon the continued efforts, abilities and expertise of our corporate executive team. There can be no assurance that these individuals will remain with us. Our Business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements. Additionally, our Networks independently contract with several on-air personalities and hosts with significant loyal audiences in their respective markets. Although our Networks have entered into long-term agreements with some of their key on-air talent and program hosts to protect their interests in those relationships, we can give no assurance that all or any of these persons will remain with our Networks or will retain their audiences. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with our Networks. Our competitors may choose to extend offers to any of these individuals on terms which our Networks may be unable or unwilling to meet. Furthermore, the popularity and audience loyalty of our Networks' key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our Network' ability to generate revenue and could have a material adverse effect on our Business, financial condition and results of operations.

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

        WAPA makes contributions to the Newspaper Guild International Pension Plan (the "Plan" or "TNGIPP"), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by two CBAs, which expire on July 23, 2015 and June 27, 2016, respectively. WAPA's contribution rates to the Plan are generally determined in accordance with the provisions of the CBAs.

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

        WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and a Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the "Red Zone", as defined by the PPA, and that a plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. WAPA elected the "Preferred Schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015.

        The future cost of the Plan depends on a number of factors, including the funding status of the Plan and the ability of other participating companies to meet ongoing funding obligations. Participating employers in the Plan are jointly responsible for any plan underfunding. Assets contributed to the Plan are not segregated or otherwise restricted to provide benefits only to the employees of WAPA. While WAPA's pension cost for the Plan is established by the CBA, the Plan may impose increased contribution rates and surcharges based on the funded status of the plan and in accordance with the provisions of the PPA. Factors that could impact the funded status of the Plan include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

        The surcharges and effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on our results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on WAPA to contribute to any plan underfunding may be material. In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

        WAPA could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to the unfunded vested benefits of the Plan, in the event WAPA withdrew from the plan during the five-year period beginning on the effective date of the MOA. The withdrawal liability (which could be material) in the event of the foregoing, would equal the total lump sum of contributions WAPA would have been obligated to pay the Plan through the date of withdrawal, under the "default schedule" of the Rehabilitation Plan (5% surcharge in the initial year and 10% for each successive year thereafter the plan is in critical status), less any contributions actually paid by WAPA to the Plan under the "preferred schedule." For more information, see Note 11, "Retirement Plans" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

A large portion of our revenue is generated from a limited number of customers, and the loss of these customers could adversely affect our Business.

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

        In the future we may acquire other businesses or make other acquisitions, such as the Acquired Cable Networks, that involve unknown risks. Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses or acquisitions. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our Business, financial condition, results of operations and the ability to service our debt may be adversely impacted depending on specific risks applicable to any business or company we acquire.

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

We have incurred substantial costs in connection with our previous acquisitions, including legal, accounting, advisory and other costs.

        We have incurred substantial costs in connection with our prior acquisitions and expect to incur substantial costs in connection with any other transaction we complete in the future. For example, upon the consummation of the acquisition of the Acquired Cable Business, we incurred significant costs, including a number of non-recurring costs associated with the transaction. Some of these costs are payable regardless of whether the acquisition is completed. These costs will reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions including, our investment in the Acquired Cable Business, in fiscal quarters subsequent to the quarter in which the relevant acquisition was consummated.

Our officers, directors, stockholders and their respective affiliates may have a pecuniary interest in certain transactions in which we are involved, and may also compete with us.

        We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We may, subject to the terms of our Amended Term Loan Facility and applicable law, enter into transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we may become involved, and may also compete with us.

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

        Our Networks host, or may host in the future, internet sites that enable individuals to exchange information, generate content, comment on content, and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our Networks' internet site users, including WAPA.TV, CINELATINO.COM, TVPASIONES.COM, CENTROAMERICATV.TV, and TELEVISIONDOMINICANA.TV. Defenses of such actions could be costly and involve significant time and attention of our Networks' management, our management and other resources.

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

If we are unable to protect our domain names, our reputation and brands could be adversely affected.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could have a material adverse effect on our future results of operations and financial condition.

        The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. We must perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting, as required by

Section 404 of the Sarbanes-Oxley Act of 2002. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in internal control over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues. The need to focus on compliance with Section 404 of Sarbanes-Oxley may strain management and finance resources and otherwise present additional administrative and operational challenges as our management seeks to comply with these requirements.

        We may in the future discover areas of our internal controls that need improvement, particularly with respect to our existing acquired businesses, businesses that we may acquire in the future and newly formed businesses or entities. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial reporting processes and reporting in the future.

        In addition, we may acquire an entity that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with GAAP or is not in compliance with the requirements of the Sarbanes-Oxley Act of 2002 or other public company reporting obligations applicable to such entity. We may incur additional costs in order to ensure that after such acquisition, we continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and our other public company requirements, which in turn could reduce our earnings or cause us to fail to meet our reporting obligations. In addition, development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us to fail to meet our reporting obligations. To the extent any of these newly acquired entities or any existing entities have deficiencies in its internal controls, it may impact our internal controls.

        Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of Section 404 in a timely manner, if we fail to remedy any material weakness and maintain effective internal control over our financial reporting in the future, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, investors could lose confidence in the reliability of our financial statements, our access to the capital markets may be restricted, the trading price of our Class A common stock and Warrants may decline, and we may be subject to sanctions or investigations by regulatory authorities, including the SEC or NASDAQ. In addition, failure to comply with our reporting obligations with the Commission may cause an event of default to occur under our Amended Term Loan Facility, or similar instruments governing any debt we incur in the future.

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

Our Amended Term Loan Facility may limit our financial and operating flexibility.

        Our Amended Term Loan Facility includes financial covenants restricting our subsidiaries ability to incur additional indebtedness, pay dividends or make other payments, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. These covenants limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, such covenants limit our flexibility in planning for, or reacting to, changes in the industries in which we operate.

Risks Related to Our Securities and Corporate Structure

If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock and Warrants could decline.

        If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock and Warrants could decline. The trading market for our Class A common stock and Warrants will be influenced by the research and reports that industry or securities analysts may publish about our Business, our market, or our competitors. As of December 31, 2014, only two industry analyst currently publishes research on our Business. If any of the analysts who may cover our Business change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock and Warrants would likely decline. If any analyst who may cover our Business were to cease coverage of Hemisphere or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

  •
  future exercise of Warrants held by warrant holders;

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

        The average daily trading volume in our (i) Class A common stock and our Warrants during the year ended December 31, 2014 was approximately 28,611 shares and 19,806, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock and Warrants or the prices at which holders may be able to sell our Class A common stock and Warrants and the limited market liquidity for our securities could affect a holder's ability to sell at a price satisfactory to that holder.

We are a "controlled company" within the meaning of NASDAQ rules and, as a result, we qualify for, and choose to rely on, exemptions from certain corporate governance requirements.

        Our controlling stockholder, InterMedia, controls approximately 84% of the voting power of all of our outstanding capital stock. As a result of the concentration of the voting rights in our Company, we are a "controlled company" within the meaning of the rules and corporate governance standards of NASDAQ. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain NASDAQ corporate governance requirements, including:

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

        Our controlling stockholder, InterMedia, controls approximately 84% of the voting power of all of our outstanding capital stock. The controlling stockholders' Class B common stock vote on a 10 to 1 basis with our Class A common stock, which means that each share of our Class B common stock has 10 votes and each share of our Class A common stock has 1 vote. All shares of our capital stock vote together as a single class. Accordingly, our controlling stockholder generally has the ability for the foreseeable future to influence the outcome of any of our corporate actions which requires stockholder approval, including, but not limited to, the election of directors, significant corporate transactions, such as a merger or other sale of the Company or the sale of all or substantially all of our assets. This concentrated voting control will limit your ability to influence corporate matters and could adversely affect the market price of our Class A common stock and Warrants.

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

        We issued Warrants to certain holders upon the consummation of the Transaction. To the extent such Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock. As of December 31, 2014, 100 Warrants had been exercised into 50 additional shares of our Class A common stock.

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

        We are a holding company with no business operations of our own. Our only significant asset is, the outstanding capital stock and membership interests of its subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Although our Amended Term Loan Facility permits certain restricted payments from our subsidiaries to us to pay for our administrative expenses corporate overhead, franchise taxes, public company costs, directors' fees and certain insurance premiums and deductibles, it restricts our subsidiaries ability to remit dividends to us in other instances. Additionally, dividends to us from WAPA are also subject to certain local taxation. Consequently, our ability to pay dividends is limited by funds that our subsidiaries are permitted to dividend to us, and in certain instances, will subject us to certain tax liabilities.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our headquarters at 2000 Ponce de Leon Blvd., Coral Gables, FL 33134. We believe our current facilities are adequate to meet our needs in the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for our activities. The current lease is on a month-to-month tenancy.

        WAPA is headquartered in San Juan, Puerto Rico in an owned 66,500 square foot building located in one of the most affluent areas in San Juan. The building houses our state-of-the-art technology, television studios, and administrative offices. All of WAPA's news and local programs are produced at our production facility, which consists of four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions.

        We also lease the land for our transmission towers in Cayey, Puerto Rico, Jayuya, Puerto Rico and Mircao, Puerto Rico pursuant to long-term lease facilities.

        We believe WAPA current facilities are adequate to meet our needs in the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for our activities. We own our property in San Juan, Puerto Rico.

        The following table sets forth our principal places of business:

Location	Description	Area (Square Feet)
Coral Gables, FL	Headquarters	4,500
San, Juan, Puerto Rico	Administrative Offices, TV Production	66,500

Item 3.    Legal Proceedings.

        From time to time, we or our subsidiaries may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and determination as to the amount of the accrual required for such contingencies is highly subjective and requires judgments about future events. An adverse result in these or other matters may arise from time to time that may harm our Business. Neither we nor any of our subsidiaries are presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us or our subsidiaries, which may materially affect us.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our Class A common stock is listed and traded on NASDAQ under the symbol "HMTV." At March 27, 2015, there were 15,091,401 shares of Class A common stock outstanding, and the closing sale price of our ordinary shares was $12.80. Also as of that date, we had approximately 19 ordinary shareholders of record. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name. We have not declared any dividends and we do not anticipate paying dividends on our Class A common stock in the foreseeable future. Our Amended Term Loan Facility restricts our ability to declare dividends in certain situations.

Price Range of our Class A Common Stock

        The table below sets forth the intra-day high and low sales prices per share of our Class A common stock for the periods indicated as reported on NASDAQ:

	High	Low
Fiscal Year ended December 31, 2014
First Quarter	$12.87	$9.83
Second Quarter	$14.36	$10.87
Third Quarter	$12.97	$10.65
Fourth Quarter	$13.69	$10.51

	High	Low
Fiscal Year ended December 31, 2013
First Quarter	N/A	N/A
Second Quarter	$17.79	$10.70
Third Quarter	$15.08	$11.00
Fourth Quarter	$13.30	$8.36

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (b)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,870,000	11.23	1,002,331

Total	1,870,000	$11.23	1,002,331

        On April 9, 2013, our board of directors approved the adoption of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the "2013 Plan") pursuant to which incentive compensation and performance compensation awards may be provided to our employees, directors, officers, consultants or advisors or our subsidiaries or their respective affiliates. The 2013 Plan authorizes the issuance of up to 4 million shares of our Class A common stock. The number of securities remaining available for issuance in column (b) of the table above reflects our issuance of certain shares of restricted Class A common stock in connection with grants authorized by our board of directors. The description of the 2013 Plan above are qualified in their entirety by reference to the full text of the 2013 Plan.

Performance Graph

        The following graph compares the performance of our Class A common stock with the performance of the S&P 500 and a peer group index of companies that we believe are closest to ours (the "Peer Group Index") by measuring the changes in our Class A common stock prices from January 1, 2014, through December 31, 2014. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the Commission. The Peer Group Index is made up of companies that engage in the broadcast and cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group Index are quite different from ours. The common stock of the following companies has been included in the Peer Group Index: AMC Networks Inc., Discovery Communications Inc., Entravision Communications Corporation, Scripps Networks Interactive, Inc. and Starz, LLC. The chart assumes $100 was invested on January 1, 2014 in each of our Class A common stock, S&P 500 and in a peer group weighted by market capitalization.

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. It may only be incorporated by reference in another filing under the Exchange Act or Securities Act of 1933, as amended, if such subsequent filing specifically references this filing.

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following table sets forth our selected historical consolidated financial information for the periods presented. The selected financial information for the fiscal years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements and the selected financial data as of December 31, 2012, 2011 and 2010 and for each of the three fiscal years then ended, have been derived from WAPA Holdings' audited consolidated financial statements.

        The financial information indicated may not be indicative of future performance. This financial information and other data should be read in conjunction with our audited and unaudited consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	2014	2013	2012	2011	2010
Selected Statement of Operations Information: (amounts in thousands expect per share data)
Net revenues	$111,989	$86,005	$71,367	$60,797	$54,615
Operating income	26,027	7,722	20,866	15,402	13,385
Income (loss) before income taxes	12,986	(1,167)	17,315	11,588	12,081
Income tax (expense) benefit	(2,429)	(3,130)	(6,285)	(3,984)	18,952

Net income (loss)	$10,557	$(4,297)	$11,030	$7,604	$31,033

Basic net income (loss) per share	$0.25	$(0.14)	$11,030	$7,604	$31,033
Diluted net income (loss) per share	$0.25	$(0.14)	$11,030	$7,604	$31,033
Weighted average shares outstanding
Basic	42,321	31,143	1	1	1
Diluted	42,622	31,143	1	1	1
Selected Balance Sheet Information:
Cash	$142,010	$176,622	$10,084	$10,183	$5,101
Goodwill	164,887	130,794	10,983	10,983	10,983
Other intangibles	91,611	34,610	1,678	1,908	2,138
Other assets	119,889	108,094	93,113	93,873	91,403
Total assets	518,397	450,120	115,858	116,947	109,625
Total liabilities	261,984	209,332	76,199	82,562	58,695
Total stockholders' equity	256,413	240,788	—	—	—
Total member's capital	—	—	39,659	34,385	50,930

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

        On April 4, 2013, we completed a series of mergers contemplated pursuant to the Agreement and Plan of Merger, dated as of January 22, 2013, which we refer to as the Transaction. The Transaction was accounted for by applying the acquisition method pursuant to ASC Topic 805-10, "Business Combinations—Overall." WAPA Holdings was the accounting acquirer and predecessor in the Transaction whose historical results became our historical results for all periods prior to April 4, 2013.

        On April 1, 2014, we closed on the Cable Networks Acquisition. Accordingly, the operating results of the Cable Network Acquisition are included in our operating results as of the date of the acquisition.

        Significant components of management's discussion and analysis of results of operations and financial condition include:

  •
  Overview.  The overview section provides a summary of our business, operational divisions and business trends, outlook and strategy.

  •
  Consolidated Results of Operations.  The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2014 compared to the year ended December 31, 2013, and for the year ended December 31, 2013 compared to the year ended December 31, 2012.

  •
  Liquidity and Capital Resources.  The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2014 compared to the year ended December 31, 2013, and for the year ended December 31, 2013 compared to the year ended December 31, 2012.

OVERVIEW

        We are the parent holding company of WAPA Holdings, Cinelatino and Azteca. While we were formed on January 16, 2013 for purposes of effecting the Transaction, the Transaction was consummated on April 4, 2013. Azteca, a special purpose acquisition vehicle, delivered approximately $70 million from a trust account raised in its 2011 initial public offering to us at the closing of the Transaction. After the consummation of the Transaction, Azteca engaged in no further operations and was subsequently dissolved on December 31, 2013.

        On April 1, 2014 we closed on the acquisition of three Spanish-language cable networks from Media World, LLC, a Florida limited liability company ("Seller"). The Cable Networks Acquisition included the purchase of assets of the Seller and its affiliates primarily used in, or held for use in connection with, the operation or conduct of Seller's Spanish-language television network business, including Pasiones, Centroamerica TV, and Television Dominicana.

        We own and operate the following leading Spanish language Networks and content platform:

  •
  Cinelatino:  the leading Spanish-language cable movie network with over 15 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-rated Spanish-language cable movie network in the U.S. and the #2-rated Spanish-language cable television network in the U.S. overall.

  •
  WAPA:  the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last six years. WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 70 hours each week. Through its multicast signal, WAPA distributes WAPA2 Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment Web site in Puerto Rico featuring news and content produced by WAPA;

  •
  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States. WAPA America's programming includes over 70 hours of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to over 5 million subscribers;

  •
  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features the best novelas licensed from the most popular television networks. Pasiones has nearly 13 million subscribers across the the U.S. and Latin America;

  •
  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to over 3.7 million subscribers; and

  •
  Television Dominicana:  a cable television network targeting Dominicans living in the U.S. Television Dominicana features the most popular news and entertainment from the Dominican Republic, as well as the professional winter baseball league from the Dominican Republic. Television Dominicana is distributed in the U.S. to over 2.6 million subscribers

        Our two primary sources of revenue are advertising revenues and retransmission/subscriber fees. Advertising revenue is generated from the sale of advertising time. Our advertising revenue tends to reflect seasonal patterns of our advertisers' demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico's political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2012, we experienced higher advertising sales as a result of political advertising spending during the 2012 governmental elections.

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

        We generate over 90% of our net revenue from the United States. For the years ended December 31, 2014, 2013 and 2012, we generated $103.7 million, $81.7 million and $71.4 million, respectively, from the United States. For the years ended December 31, 2014, 2013 and 2012, we generated $8.3 million, $4.1 million, respectively, and $0 million from outside the United States.

        WAPA primarily derives its revenue from advertising, though retransmission fees are growing rapidly and becoming a larger contributor to revenue. WAPA America, Pasiones, Centroamerica TV and Television Dominicana derive revenue from both subscriber fees and advertising revenue. Cinelatino is currently commercial-free, and generates 100% of its revenue from subscriber fees. However, to further monetize Cinelatino's strong ratings and attractive audience, one of our primary objectives is to introduce advertising on Cinelatino.

        WAPA has been the #1-rated broadcast television network in Puerto Rico for the last six years and management believes it is highly valued by its viewers and distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. In fact, WAPA's primetime household rating in 2014 was more than three times higher than the most highly rated English language U.S. broadcast network in the U.S., CBS. As a result of its ratings success in the last six years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks have experienced in the U.S. (ABC, CBS, NBC and Fox).

        WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position as they are among the few Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. Cinelatino and WAPA America are presently rated by Nielsen.

        Hispanics represent 17% of the total U.S. population and approximately 10% of the total U.S. discretionary consumption, but only 5% of the aggregate media spend targets U.S. Hispanics. As a result of the under-indexing of the media spend targeting U.S. Hispanics, advertisers have been and are expected to continue to increase the portion of their marketing dollars targeted towards U.S. Hispanics. U.S. Hispanic cable network advertising revenue grew at a 17% CAGR from 2006 to 2013, nearly tripling from $119 million to $362 million. Going forward, advertising on U.S. Hispanic cable networks is expected to grow to $554 million in 2017, representing a CAGR of 11%, presenting a significant and growing opportunity for our U.S. networks.

        Management expects our U.S. networks to benefit from significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. As of the 2013 U.S. Census Update, 54 million Hispanics resided in the United States, which represents an increase of 19 million people, or 54%, between 2000 and 2013, and is expected to grow to 64 million by 2020. Hispanic television households grew by 31% during the period from 2006 to 2015, from 11.2 million households to 14.8 million households. Similarly, Hispanic pay-TV subscribers increased 57% since 2006 to 12.3 million subscribers. The continued rapid growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for WAPA America and Cinelatino.

        Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop and rising disposable incomes, as well as investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 47 million in 2014 to 56 million in 2018, representing approximately 19% growth. Furthermore, Cinelatino and Pasiones are each presently distributed to less than 25% of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America, and therefore will be able to expand distribution throughout the region.

        MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. Upon consummation of the Transaction, certain of the agreements were amended or terminated to what management believes to be to the benefit of Cinelatino. As consideration for the terminated agreement, we made a one-time payment of $3.8 million to MVS. An agreement which had granted MVS the exclusive right to distribute the service in the U.S was terminated upon consummation of the Transaction. We have assumed responsibility for those activities previously provided by MVS, given the resources of WAPA that will be available to us, thus having no impact on Cinelatino's operations. A similar agreement which had granted MVS the exclusive right to distribute the service throughout Latin America was amended upon consummation of the Transaction so that MVS's rights will be on a non-exclusive basis, except for distribution agreements currently in effect. Management believes that the amendment to this agreement will not impact Cinelatino's current distribution, and should enhance Cinelatino's ability to drive new distribution in Latin America. Also upon consummation of the Transaction, Cinelatino's affiliation agreement with Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, was extended through August 1, 2017.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Year Ended December 31, 2014 and the Year Ended December 31, 2013 (amounts in thousands)

	Twelve Months Ended December 31,
			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2014	2013
Net revenues	$111,989	$86,005	$25,984	30.2%

Operating Expenses:
Cost of revenues	36,450	33,950	(2,500)	(7.4)%
Selling, general and administrative	31,608	29,678	(1,930)	(6.5)%
Depreciation and amortization	16,552	8,762	(7,790)	(88.9)%
Other expenses	1,282	5,694	4,412	77.5%
Loss on disposition of assets	70	199	129	NM

Total Operating Expenses	85,962	78,283	(7,679)	(9.8)%

Operating Income	26,027	7,722	18,305	237.0%

Other Expenses:
Interest expense, net	(11,925)	(7,240)	(4,685)	(64.7)%
Loss on extinguishment of debt	(1,116)	(1,649)	533	32.3%

	(13,041)	(8,889)	(4,152)	(46.7)%

Income (Loss) before Income Taxes	12,986	(1,167)	14,153	1,212.8%
Income tax expense	(2,429)	(3,130)	701	22.4%

Net Income (Loss)	$10,557	$(4,297)	$14,854	345.7%

NM = not meaningful

        Net revenue for the year ended December 31, 2014 was $112.0 million, an increase of 30%, compared to net revenue of $86.0 million for the same period in 2013. This increase is primarily a result of the inclusion of the operating results of the Acquired Cable Networks, which were acquired on April 1, 2014, and the inclusion in 2014 of a full year of results of Cinelatino, which was acquired in the Transaction on April 4, 2013. The growth in revenue was also driven by growth in subscriber and retransmission fees across all of our Networks.

Operating Expenses

        Cost of Revenues:    Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the year ended December 31, 2014, cost of revenues increased $2.5 million, or 7%. This increase was due to the inclusion of the operating results of the Acquired Cable Networks and Cinelatino, offset in part by savings as a result of the decision not to produce Idol Puerto Rico in 2014.

        Selling, General and Administrative:    Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. For the year ended December 31, 2014, selling, general and administrative expenses increased $1.9 million, or 7%, due primarily to the inclusion of the operating results of the Acquired Cable Networks, as well as the inclusion of Cinelatino and corporate overhead and public company charges, which were not included in the prior year's first calendar quarter. This increase was offset in part by a $1.3 million decline in stock-based compensation expense, and a one-time $3.8 million charge incurred in 2013 in connection with the Transaction.

        Depreciation and Amortization:    Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. For the year ended December 31, 2014, depreciation and amortization expense increased $7.8 million. The increase was due primarily to amortization of intangibles identified as a result of the Cable Networks Acquisition and the Transaction.

        Other Expenses:    Other expenses includes legal and financial advisory fees incurred in connection with the Cable Networks Acquisition and the Transaction, and financing costs incurred in connection with the refinancing of our Term Loan Facility. For the year ended December 31, 2014, other expenses decreased $4.4 million. The decrease was due to higher legal and financial advisory fees and expenses incurred in connection with the Transaction and Cable Networks Acquisition in 2013, as compared to costs incurred in connection with the Cable Networks Acquisition and refinancing of our Term Loan Facility in 2014.

        Loss on Disposition of Assets:    Loss on disposition of assets decreased $0.1 million during the year ended December 31, 2014 due to a decline in losses on disposals of equipment no longer used in our operations.

Other Expenses

        Other expenses consist primarily of interest expense. For the year ended December 31, 2014, other expenses increased by $4.2 million. The increase was due to a $4.7 million increase in interest expense as a result of increases in our Term Loan Facility to $175 million in July 2013 and to $225 million in July 2014. This increase was partially offset by a $0.5 million decline in loss on extinguishment of debt in connection with our Term Loan Facility.

Income Tax Expense

        Income tax expense decreased $0.7 million for the year ended December 31, 2014. The decrease was primarily due to the reversal in the second quarter of 2014 of the valuation allowance related to foreign tax credits recorded in the third quarter of 2013. For more information, see Note 6, "Income Taxes" of Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

Net Income (Loss)

        Net income increased $14.9 million for the year ended December 31, 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Year Ended December 31, 2013 and the Year Ended December 31, 2012

	Twelve Months Ended December 31,
			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2013	2012
Net revenues	$86,005	$71,367	$14,638	20.5%

Operating Expenses:
Cost of revenues	33,950	32,409	(1,541)	(4.8)%
Selling, general and administrative	29,678	13,667	(16,011)	(117.2)%
Depreciation and amortization	8,762	3,723	(5,039)	(135.3)%
Other expenses	5,694	703	(4,991)	(710.0)%
Loss (gain) on disposition of assets	199	(1)	(200)	NM

Total Operating Expenses	78,283	50,501	(27,782)	(55.0)%

Operating Income	7,722	20,866	(13,144)	(63.0)%

Other Expenses:
Interest expense, net	(7,240)	(3,551)	(3,689)	(103.9)%
Loss on extinguishment of debt	(1,649)	—	(1,649)	NM

	(8,889)	(3,551)	(5,338)	(150.3)%

(Loss) Income before Income Taxes	(1,167)	17,315	(18,482)	106.7%
Income tax expense	(3,130)	(6,285)	3,155	50.2%

Net (Loss) Income	$(4,297)	$11,030	$(15,327)	NM

Net Revenues

        Net revenue for the year ended December 31, 2013 was $86.0 million, an increase of 21%, compared to net revenue of $71.4 million for the same period in 2012. This increase is primarily a result of the inclusion of the net revenues of the businesses acquired in the Transaction in 2013, offset in part by loss of political advertising revenue. Pro forma for the Transaction occurring on January 1, 2012, and excluding political advertising revenue in the 2012 period, net revenues for the year ended December 31, 2013, increased by $2.3 million, or 3%. This increase was driven by growth in subscriber fees across all of our Networks, offset in part by the loss of advertising revenue resulting from the cancellation of one of our television programs, SuperXclusivo.

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

        Selling, General and Administrative:    Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. For the year ended December 31, 2013, selling, general and administrative expenses increased $16.0 million. This increase was due primarily to the inclusion in 2013 of the operating results of the businesses acquired in the Transaction, the incurrence in 2013 of stock-based compensation of $7.2 million and corporate overhead, and a one-time charge of $3.8 million in connection with the termination of an agreement with MVS.

        Depreciation and Amortization:    Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. For the year ended December 31, 2013, depreciation and amortization expense increased $5.0 million. The increase was due primarily to amortization of identifiable intangibles created as a result of the Transaction.

        Other Expenses:    For the year ended December 31, 2013, other expenses increased $5.0 million. The increase was due to legal and financial advisory fees and expenses incurred in connection with the Transaction and the pending acquisition of the Acquired Cable Business. Other expenses include costs related to the Transaction and to the pending acquisition of the Acquired Cable Business. For more information, see Note 2, "Business Combination" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

        Loss (Gain) on Disposition of Assets:    Loss on disposition of assets increased $0.2 million during the year ended December 31, 2013. The increase was due to losses on disposals of equipment no longer used in our operations.

Other Expenses

        Other expenses consist primarily of interest expense. For the year ended December 31, 2013, other expenses increased by $5.3 million. The increase was due to a $1.6 million loss on the early extinguishment of debt, the inclusion of interest expense on debt assumed in the Transaction, and interest expense on Amended Term Loan Facility entered into in July 2013 which replaced all pre-existing indebtedness.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

        Our principal sources of cash are cash on hand, and cash flows from operating activities. As of December 31, 2014, the Company had $142.0 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, interest payments on our outstanding debt and income tax payments and may be used to fund acquisitions.

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

Cash Flows

	Years Ended December 31,
	2014	2013	2012
Amounts in thousands
Cash provided by (used in):
Operating activities	$23,274	$6,993	$16,489
Investing Activities	(104,852)	(1,786)	(3,750)
Financing Activites	46,966	161,331	(12,838)

Net (decrease) increase in cash	$(34,612)	$166,538	$(99)

Comparison for the Year Ended December 31, 2014 and December 31, 2013

Operating Activities

        Cash used in operating activities is primarily driven by our net income (loss), adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense, deferred taxes and provision for bad debts.

        Net cash provided by operating activities for the year ended December 31, 2014 was $23.3 million as compared to $7.0 million in the same period in 2013, due to a $14.9 million increase in net income, and $3.6 million increase in non-cash items, offset in part by a $2.1 million increase in net working capital. Non-cash items increased primarily as a result of a $7.8 million increase in amortization of intangibles as a result of the Transaction and Cable Networks Acquisition, and a $1.0 million increase in programming amortization, offset in part by a $3.8 million decrease in deferred taxes, a $1.3 million decrease in stock-based compensation, a $0.5 million decrease in loss on early extinguishment of debt, and a $0.3 million increase in bad debt expense.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2014 was $104.9 million, as compared to net use of cash of $1.8 million in the same period in 2013. The increase in cash used was due primarily to the Cable Networks Acquisition, which was funded with $101.9 million from cash on our balance sheet.

Financing Activities

        For the year ended December 31, 2014, cash provided by financing activities was $47.0 million, as compared to $161.3 million in the same period in 2013. This decrease was due to $82.4 million of cash proceeds from the Transaction and $79.8 million of net cash proceeds from our Term Loan Facility in the prior year period, offset by $47.9 million of net proceeds from the refinancing of our Term Loan Facility in 2014. For more information, see Note 7, "Long-Term Debt" of Notes to the Consolidated Financial Statements, included in this Annual Report on Form 10-K.

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

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2013 was $1.8 million, as compared to net use of cash of $3.8 million in the same period in 2012. The decrease was attributable to lower capital expenditures, which were higher in 2012 as a result of an upgrade of our television production facilities to high definition.

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

Discussion of Indebtedness

        On July 30, 2013, certain of our subsidiaries (the "Borrowers") entered into a credit agreement providing for a $175.0 million senior secured term loan B facility, which we refer to as the Term Loan Facility, which matures on July 30, 2020. On July 31, 2014, certain of our subsidiaries amended the Term Loan Facility, which we refer to as the Amended Term Loan Facility, and which provides for an aggregate principal amount of $225.0 million and matures on July 30, 2020. The Amended Term Loan Facility also provides an uncommitted accordion option (the "Incremental Facility") allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $40.0 million plus (ii) an additional amount of up to 4.0x first lien net leverage. The obligations under the Amended Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). Additionally, the Amended Term Loan Facility provides for an uncommitted incremental revolving loan option in an aggregate principal amount of up to $20.0 million, which shall be secured on a pari passu basis by the collateral securing the Amended Term Loan Facility. The Amended Term Loan Facility is secured by a first-priority perfected security interest in substantially all of our assets.

        The Amended Term Loan Facility bears interest at the Borrowers' option of either (i) LIBOR plus a margin of 4.00% (subject to a LIBOR floor of 1.00%) or (ii) or an Alternate Base Rate ("ABR") plus a margin of 3.00% (subject to an ABR floor of 2.00%) and was issued with 0.5% of original issue discount. The Amended Term Loan Facility requires the Borrowers to make amortization payments (in quarterly installments) equal to 1.00% per annum with respect to the Amended Term Loan Facility with any remaining amount due at final maturity. Voluntary prepayments are permitted, in whole or in part, subject to certain minimum prepayment requirements; provided that any prepayments made, prior to the date that is twelve months from the closing of the Term Loan Facility, for the purpose of repricing or effectively repricing the Amended Term Loan Facility includes a 1.00% prepayment premium.

        The obligations under the Amended Term Loan Facility are guaranteed by HMTV, LLC, and all of Hemisphere Media Holdings, LLC's ("Holdings") existing and future direct and indirect domestic subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). The Amended Term Loan Facility is secured by a first-priority perfected security interest in substantially all of the assets of HMTV, Holdings and its restricted subsidiaries.

        The Amended Term Loan Facility does not have any financial covenants other than (i) a Total Net Leverage Ratio of 6 to 1, determined on a pro forma basis after giving aggregate effect to any Incremental Facility, new term loans or new incremental notes that would apply and (ii) a First Lien Net Leverage Ratio (as defined in the credit agreement) of 4.00:1.00, determined on a pro forma basis after giving aggregate effect to any Incremental Facility, new term loans or new incremental notes.

        The lenders have the ability, subject to certain rights of the Borrowers to cure periods, to accelerate loan payment dates and charge default interest rates for certain breaches by the Borrowers of their covenants and other obligations under the Amended Term Loan Facility.

        In July 2014, we recorded a $1.1 million loss on the early extinguishment of debt; $0.7 million related to deferred costs and $0.4 million related to Original Issue Discount. Additionally, we incurred $1.0 million of deferred financing costs related to the Amended Term Loan Facility. See Note 7 to the accompanying consolidated financial statements included in Item 15, "Exhibits, Financial Statements and Schedules" in this Annual Report on Form 10-K.

        As of December 31, 2014, we have made principal payments of $2.0 million on all existing indebtedness throughout the year.

        The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Credit Agreement and Guaranty Agreement, each filed as exhibits to this Annual Report on Form 10-K.

Contractual Obligations

        Our contractual obligations as of December 31, 2014 are as follows (amounts in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt obligations, including current portion(1)	$223,875	$2,250	$4,500	$4,500	$212,625
Operating lease obligations	65	55	10	—	—
Other Commitments	11,240	7,402	3,618	220	—

Total	$235,180	$9,707	$8,128	$4,720	$212,625

(1)
Excludes interest and original issue discount related to debt.

        Additionally, at December 31, 2014, our proportionate share of the projected benefit obligation of the Newspaper Guild International Pension Plan (the "Plan") exceeded plan assets by $2.7 million as the Plan is unfunded. Estimates of our future obligation are primarily dependent on future interest rates, future regulatory law changes and future collective bargaining agreements covering the Plan participants.

OFF-BALANCE SHEET ARRANGEMENTS

        We do not have any off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements are prepared in accordance with GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements included in the Annual Report on Form 10-K and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors. We consider policies relating to the following matters to be critical accounting policies:

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        We finance our capital needs through our Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

        The variable-rate of interest on the Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Amended Term Loan Facility, we do not speculate on the future direction of interest rates. As of December 31, 2014, our exposure to changing market rates with respect to the Amended Term Loan Facility was as follows:

Dollars in millions	December 31, 2014
Variable rate debt	$223.9
Interest rate	5.00%

        As of December 31, 2014 total outstanding balance on the Amended Term Loan Facility was approximately $223.9 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $223.9 million, we would incur an increase in interest expense of approximately $2.2 million per year. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

        Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. Dollars.

Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

        Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at December 31, 2014.

Item 8.    Financial Statements and Supplementary Data.

        The response to this item is provided in this Annual Report on Form 10-K under Item 15 Exhibits, Financial Statements and Schedules and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of December 31, 2014. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        Management's report on internal control over financial reporting is set forth in our Consolidated Financial Statements included on page F-2 under the caption "Management's Report on Internal Control over Financial Reporting," which is incorporated herein by reference.

Attestation Report of the Independent Registered Public Accounting Firm

        This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm.

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

(b)
List of Exhibits.    The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
2.1	Merger Agreement, dated as of January 22, 2013, by and among Azteca Acquisition Corporation, the Company, InterMedia Español Holdings, LLC, Cine Latino, Inc., Hemisphere Merger Sub I, LLC, Hemisphere Merger Sub II, Inc. and Hemisphere Merger Sub III, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed with the Commission on January 25, 2013 (File No. 333-186210)).
2.2
Asset Purchase Agreement, dated as of January 22, 2014, by and among Hemisphere Media Holdings, LLC, Media World, LLC and the other parties named therein. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2014 (File No. 001-35886)).
3.1
Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).
3.2
Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.4 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).
4.1
Specimen Hemisphere Class A common stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).
4.2
Specimen Hemisphere Class B common stock Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).
4.3
Specimen Warrant Certificate (incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

Exhibit No.	Description of Exhibits
4.4	Equity Restructuring and Warrant Purchase Agreement, dated as of January 22, 2013, by and among Azteca Acquisition Corporation, the Company, Azteca Acquisition Holdings, LLC, Brener International Group, LLC, InterMedia Partners VII, L.P., InterMedia Cine Latino, LLC, Cinema Aeropuerto, S.A. de C.V. and the other parties identified therein (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed with the Commission on January 25, 2013 (File No. 333-186210)).
4.5
Lock-Up Agreement, dated as of January 22, 2013, by and among InterMedia Español Holdings, LLC, Cine Latino, Inc. and the parties identified as "IM Investor", "Cine Investors" and "Azteca Investors" therein (incorporated herein by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).
4.7
Warrant Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to Azteca Acquisition Corporations' Current Report on Form 8-K filed with the Commission on July 6, 2011 (File No. 000-54443).
4.8
Assignment, Assumption and Amendment of Warrant Agreement, dated as of April 4, 2013, by and among Azteca Acquisition Corporation, the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed with the Commission on April 4, 2013 (File No. 000-54925)).
4.9
Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on April 10, 2013 (File No. 333-187846)).
9.1
Support Agreement, dated January 22, 2013, by and among Azteca Acquisition Corporation, Hemisphere Media Group, Inc., certain of the initial stockholders of Azteca Acquisition Corporation, and the other parties identified therein (incorporated herein by reference to Exhibit 10.1 to Azteca Acquisition Corporation's Current Report on Form 8-K filed with the Commission on January 23, 2013).
10.1
Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed with the Commission on March 15, 2013 (File No. 333-186210)).
10.2
Registration Rights Agreement by and among the Company and the parties identified therein, dated January 22, 2013 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).
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

Exhibit No.		Description of Exhibits
10.4		Amendment No. 1 to the Credit Agreement, dated as of July 31, 2014, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, J.P. Morgan Securities LLC as joint lead arranger and joint bookrunner, Deutsche Bank Securities Inc., as joint lead arranger, joint bookrunner and syndication agent and CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on July 31, 2014 (File No. 001-35886)).
10.5
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
10.6	†
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2013 (File No. 001-35886)).
10.7	†
Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2013 (File No. 001-35886)).
10.8	†
Employment Agreement, dated April 9, 2013, by and between the Company and Mr. Alan J. Sokol (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 15, 2013 (File No. 000-54925)).
10.9	†
Employment Agreement, dated April 9, 2013, by and between the Company and Mr. Craig D. Fischer (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on April 15, 2013 (File No. 000-54925)).
10.10	†
Consulting Agreement, dated June 20, 2013, by and between the Company and James M. McNamara (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2013 (File No. 001-35886)).
10.11	†
Employment Agreement, dated May 6, 2013, by and between the Company and Alex J. Tolston (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2014 (File No. 001-35886)).
10.12	†
Employment Agreement, dated September 30, 2013, by and among the Company, Televicentro of Puerto Rico, LLC and Jose E. Ramos (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2014 (File No. 001-35886)).
10.13	†
Offer Letter, dated October 10, 2013, by and between the Company and Nicolas J. Valls (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2014 (File No. 001-35886)).

Exhibit No.		Description of Exhibits
10.14	*†	Employment Agreement, dated May 5, 2014, by and between the Company and Leonardo Guevara.
10.15	*†	Employment Agreement, dated June 16, 2014, by and between the Company and Karen A. Maloney.
21.1	*	Subsidiaries of the Company.
23.1	*	Consent of McGladrey LLP, independent accountants for the Company
31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**‡	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**‡	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	*	XBRL Taxonomy Definition Linkbase.

*
Filed herewith

**
Furnished herewith

‡
A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

†
Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERE MEDIA GROUP, INC. (Registrant)
Dated: March 31, 2015	By:	/s/ ALAN J. SOKOL Alan J. Sokol Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. KERN Peter M. Kern	Chairman of the Board and Director	March 31, 2015
/s/ ALAN J. SOKOL Alan J. Sokol	Chief Executive Officer and President (Principal Executive Officer) and Director	March 31, 2015
/s/ CRAIG D. FISCHER Craig D. Fischer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
/s/ LEO HINDERY, JR. Leo Hindery, Jr.	Director	March 31, 2015
/s/ JAMES M. MCNAMARA James M. McNamara	Director	March 31, 2015
/s/ ERNESTO VARGAS GUAJARDO Ernesto Vargas Guajardo	Director	March 31, 2015
/s/ GABRIEL BRENER Gabriel Brener	Director	March 31, 2015

Signature	Title	Date

/s/ ERIC C. NEUMAN Eric C. Neuman	Director	March 31, 2015
/s/ VINCENT L. SADUSKY Vincent L. Sadusky	Director	March 31, 2015
/s/ JOHN ENGELMAN John Engelman	Director	March 31, 2015

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Hemisphere's management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

  1.
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  2.
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

  3.
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Hemisphere Media Group, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2014. Management's assessment is based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based upon our assessment and those criteria, management determined that Company's internal control over financial reporting was effective as of December 31, 2014.

        The scope of management's assessment of the effectiveness of the Company's internal control over financial reporting included all of the Company's consolidated operations except for the operations of the Acquired Cable Business (as defined in our Annual Report for the year ended December 31, 2014 on Form 10-K), which the Company acquired on April 1, 2014. The Acquired Cable Business operations represented $9.0 million, or 2% of the Company's consolidated total assets and $17.5 million, or 15.6% of the Company's consolidated total revenues as of and for year ended December 31, 2014. This exclusion is in accordance with the Securities and Exchange Commission's interpretative guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. See Note 2, "Business Combination" of Notes to Consolidated Financial Statements for more information regarding the Company's acquisition of the Acquired Cable Business.

        This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm.

Date: March 31, 2015

BY:

/s/ ALAN J. SOKOL Alan J. Sokol President and Chief Executive Officer	/s/ CRAIG D. FISCHER Craig D. Fischer Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hemisphere Media Group, Inc.

        We have audited the accompanying consolidated balance sheets of Hemisphere Media Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemisphere Media Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

West Palm Beach, Florida
March 31, 2015

Hemisphere Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(amounts in thousands, except share and par value amounts)

	2014	2013
Assets
Current Assets
Cash	$142,010	$176,622
Accounts receivable, net of allowance for doubtful accounts of $439 and $137, respectively	22,677	15,589
Due from related parties, net of allowance for doubtful accounts of $634 and $514, respectively	3,420	2,142
Programming rights	5,441	5,748
Deferred taxes	4,222	3,472
Prepaid taxes and other current assets	8,071	4,078

Total current assets	185,841	207,651

Programming rights	6,652	7,000
Property and equipment, net	23,867	24,675
Deferred financing costs, net	2,758	3,251
Broadcast license	41,356	41,356
Goodwill	164,887	130,794
Other intangibles, net	91,611	34,610
Other assets	1,425	783

Total Assets	$518,397	$450,120

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	2,176	1,566
Due to related parties	787	738
Accrued agency commissions	6,642	6,101
Accrued compensation and benefits	3,391	2,374
Accrued marketing	3,245	685
Other accrued expenses	5,312	4,243
Programming rights payable	4,228	4,585
Current portion of long-term debt	2,250	1,750

Total current liabilities	28,031	22,042

Programming rights payable	111	837
Long-term debt, net of current portion	219,541	170,731
Deferred taxes	11,670	13,647
Defined benefit pension obligation	2,631	2,075

Total Liabilities	261,984	209,332

Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and
outstanding at December 31, 2014 and December 31, 2013	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 14,518,734 and 11,241,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized, 30,027,148 and 33,000,000 issued and outstanding at December 31, 2014 and 2013, respectively	3	3
Additional paid-in capital	246,858	240,817
Treasury stock, at cost; 146,703 at December 31, 2014 and 65,549 at December 31, 2013	(1,961)	(938)
Retained earnings	12,098	1,541
Accumulated comprehensive loss	(586)	(636)

Total Stockholders' Equity	256,413	240,788

Total Liabilities and Stockholders' Equity	$518,397	$450,120

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

(amounts in thousands, except per share amounts)

	2014	2013	2012
Net revenues	$111,989	$86,005	$71,367

Operating Expenses:
Cost of revenues	36,450	33,950	32,409
Selling, general and administrative	31,608	29,678	13,667
Depreciation and amortization	16,552	8,762	3,723
Other expenses	1,282	5,694	703
Loss (gain) on disposition of assets	70	199	(1)

Total operating expenses	85,962	78,283	50,501

Operating income	26,027	7,722	20,866

Other Expenses:
Interest expense, net	(11,925)	(7,240)	(3,551)
Loss on extinguishment of debt	(1,116)	(1,649)	—

	(13,041)	(8,889)	(3,551)

Income (loss) before income taxes	12,986	(1,167)	17,315
Income tax expense	(2,429)	(3,130)	(6,285)

Net income (loss)	$10,557	$(4,297)	$11,030

Earnings (loss) per share:
Basic	$0.25	$(0.14)	$11,030
Diluted	$0.25	$(0.14)	$11,030
Weighted average shares outstanding:
Basic	42,321	31,143	1
Diluted	42,622	31,143	1

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2014, 2013 and 2012

(amounts in thousands)

	2014	2013	2012
Net income (loss)	$10,557	$(4,297)	$11,030
Other comprehensive income (loss):
Net unrealized gain on interest rate swap agreement	—	38	—
Adjustment to defined benefit plan, net of tax	50	130	(256)
Other, net of tax	—	(17)	—

Comprehensive income (loss)	$10,607	$(4,146)	$10,774

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2014, 2013 and 2012

(amounts in thousands, except par value)

	Class A Common Stock		Class B Common Stock
					Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive (Loss) Income
	Shares	Par Value	Shares	Par Value					Total
Balance at December 31, 2011	—	$—	—	$—	$34,608	$—	$308	$(531)	$34,385
Net Income	—	—	—	—	—	—	11,030	—	11,030
Distributions	—	—	—	—	—	—	(5,500)	—	(5,500)
Other comprehensive loss, defined benefit retirement plan, net of tax	—	—	—	—	—	—	—	(256)	(256)

Balance at December 31, 2012	—	—	—	—	34,608	—	5,838	(787)	39,659
Consummation of the Transaction (April 4, 2013)	10,991	1	33,000	3	198,992	—	—	—	198,996
Net Loss	—	—	—	—	—	—	(4,297)	—	(4,297)
Issuance of restricked stock	250	—	—	—	2,102	—	—	—	2,102
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	5,090	—	—	—	5,090
Repurchases of Class A Common Stock	—	—	—	—	—	(938)	—	—	(938)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	151	151

Balance at December 31, 2013	11,241	1	33,000	3	240,817	(938)	1,541	(636)	240,788
Net income	—	—	—	—		—	10,557	—	10,557
Issuance of restricted stock	305	—	—	—	2,908	—	—	—	2,908
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	120	—	—	—	120
Stock-based compensation	—	—	—	—	3,012	—	—	—	3,012
Repurchases of Class A Common Stock	—	—	—	—	—	(1,023)	—	—	(1,023)
Exercise of warrants	—	—	—	—	1	—	—	—	1
Conversion of Class B Common Stock to
Class A Common Stock	2,973	—	(2,973)	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	50	50

Balance at December 31, 2014	14,519	$1	30,027	$3	$246,858	$(1,961)	$12,098	$(586)	$256,413

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

(amounts in thousands)

	2014	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$10,557	$(4,297)	$11,030

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,552	8,762	3,723
Program amortization	10,370	9,322	7,371
Amortization of deferred financing costs	507	604	858
Amortization of original issue discount	310	106	—
Stock-based compensation	5,920	7,192	—
Provision for bad debts	462	165	(10)
Loss (gain) on disposition of assets	70	199	(1)
Loss on early extinguishment of debt	1,116	1,649	—
Deferred tax expense	(2,727)	1,029	1,719
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(7,430)	(1,030)	(7)
Programming rights	(9,715)	(10,543)	(7,970)
Due from related parties	(1,398)	—	—
Prepaid expenses and other current assets	(4,397)	(2,966)	(943)
Increase (decrease) in:
Accounts payable	610	563	(55)
Due to related parties	49	(1,005)	—
Accrued expenses	3,400	(3,943)	1,040
Programming rights payable	(1,418)	789	36
Income tax payable	(120)	(49)	(157)
Other liabilities	556	446	(145)

Net cash provided by operating activities	23,274	6,993	16,489

Cash Flows From Investing Activities:
Acquisition of cable networks	(101,891)	—	—
Proceeds from sale of assets	10	16	50
Capital expenditures	(2,971)	(1,802)	(3,800)

Net cash used in investing activities	(104,852)	(1,786)	(3,750)

Cash Flows From Financing Activities:
Transaction proceeds, net	—	82,437	—
Proceeds from long-term debt	70,565	173,250	—
Repayments of long-term debt	(21,941)	(89,984)	(7,338)
Financing fees	(756)	(3,459)	—
Proceeds from issuance of stock	1	—	—
Distributions	—	—	(5,500)
Purchase of treasury stock	(1,023)	(938)	—
Excess tax benefits	120	25	—

Net cash provided by (used in) financing activities	46,966	161,331	(12,838)

Net (decrease) increase in cash	(34,612)	166,538	(99)
Cash:
Beginning	176,622	10,084	10,183

Ending	$142,010	$176,622	$10,084

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$11,171	$5,419	$2,917

Income taxes	$4,438	$4,034	$5,514

Distributions, net of witholding taxes	$—	$—	$4,950

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

        Nature of business:    The accompanying Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. ("Hemisphere" or the "Company"), the parent holding company of Cine Latino, Inc. ("Cinelatino"), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) ("WAPA Holdings"), and HMTV Cable, Inc., the parent company of the entities for the newly acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below). Hemisphere was formed on January 16, 2013 for purposes of effecting the transaction, (See Note 2), which was consummated on April 4, 2013. The Company determines its operating segments based upon (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. We have one operating segment, Hemisphere. In these notes, the terms "Company," "we," "us" or "our" mean Hemisphere and all subsidiaries included in our Consolidated Financial Statements.

        On April 1, 2014, we acquired the assets of three Spanish-language cable television networks from Media World, LLC, a Florida limited liability company ("Seller"), for $101.9 million in cash. The three acquired cable networks include Pasiones, Centroamerica TV and TV Dominicana. For more information, see Note 2.

        Reclassification:    Certain prior year deferred taxes have been reclassified from current to non-current on the accompanying consolidated balance sheet, which resulted in a net current deferred asset and a net non-current deferred liability to conform to the fiscal 2014 presentation with no effect on net income (loss) or stockholders' equity.

        Principles of consolidation:    The consolidated financial statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Basis of presentation:    The accompanying consolidated financial statements for us and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

        Net earnings (loss) per common share:    Basic earnings (loss) per share ("EPS") are computed by dividing income (loss) attributable to common stockholders by the number of weighted-average outstanding shares of common stock. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands):

	Years Ended December 31
	2014	2013	2012
Numerator for earnings (loss) per common share calculation:
Net income (loss)	$10,557	$(4,297)	$11,030

Denominator for earnings (loss) per common share calculation:
Weighted-average common shares, basic	42,321	31,143	1
Effect of dilutive securities
Stock options, resticted stock and warrants	301	—	—

Weighted-average common shares, diluted	42,622	31,143	1

EPS
Basic	$0.25	$(0.14)	$11,030
Diluted	$0.25	$(0.14)	$11,030

        We apply the treasury stock method to measure the dilutive effect of its outstanding warrants, stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income (loss) per common share calculation. Potentially dilutive securities representing 1.1 million and 0.6 million shares of common stock for the years ended December 31, 2014 and 2013, respectively, were excluded from the computation of diluted income (loss) per common share for this period because their effect would have been anti-dilutive. There were no potentially dilutive securities for the year ended December 31, 2012. The net income (loss) per share amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

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

        Revenue recognition:    Revenue related to the sale of advertising and contracted time is recognized at the time of broadcast. Retransmission consent fees and subscriber fees received from cable, telecommunications and satellite operators are recognized in the period in which the services are performed, generally pursuant to multi-year carriage agreements based on the number of subscribers.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Barter revenue and expense included in the consolidated statements of operations are as follows (amounts in thousands):

	2014	2013	2012
Barter revenue	$1,311	$1,448	$1,363
Barter expense	(1,075)	(1,360)	(996)

	$236	$88	$367

        Programming costs:    Programming costs are recorded in cost of revenues based on the Company's contractual agreements with various third party programming distributors which are generally multi-year agreements.

        Stock-based compensation:    We have given equity incentives to certain employees. We account for such equity incentives in accordance with Accounting Standards Codification ("ASC") 718 "Stock Compensation," which requires us to measure compensation cost for equity settled awards at fair value on the date of grant and recognize compensation cost in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. Compensation cost is determined by using either the Monte Carlo simulation model or the Black-Scholes option pricing model.

        Advertising and marketing costs:    The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing costs of $2.2 million, $1.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Cash:    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

        Accounts receivable:    Accounts receivable are carried at the original charge amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. The Company considers an account receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Changes in the allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 consisted of the following (amounts in thousands):

Year	Description	Beginning of Year	Additions	Write-offs	Recoveries	End of Year
2014	Allowance for doubtful accounts	$137	$342	$45	$5	$439
2013	Allowance for doubtful accounts	180	5	51	3	137
2012	Allowance for doubtful accounts	167	(10)	17	40	180

        Due from related parties:    Certain amounts due from related parties are presented net of an allowance for uncollectible amounts based on management's expectations related to the realization of the related parties' collections and remittances from the Company's customers. Changes in the

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012 consisted of the following (amounts in thousands):

Year	Description	Beginning of Year	Additions	Write-offs	Recoveries	End of Year
2014	Allowance for doubtful accounts	$514	$120	$—	$—	$634
2013	Allowance for doubtful accounts	—	514	—	—	514
2012	Allowance for doubtful accounts	—	—	—	—	—

        Programming rights:    We enter into multi-year license agreements with various programming distributors for distribution of their respective programming ("programming rights") and capitalize amounts paid to secure or extend these programming rights at the lower of unamortized cost or estimated net realizable value. If management estimates that the unamortized cost of programming rights exceeds the estimated net realizable value, an adjustment is recorded to reduce the carrying value of the programming rights. No such write down was deemed necessary during the years ended December 31, 2014, 2013 and 2012. We amortize these programming rights over the term of the related license agreements or the number of exhibitions, whichever occurs first. The amortization of these rights, which was $10.4 million, $9.3 million and $7.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, is recorded as part of cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization of the programming rights was $10.3 million and $13.8 million at December 31, 2014 and 2013, respectively. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

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

        Goodwill and other intangibles:    The Company's goodwill is recorded as a result of the Company's business combinations using the acquisition method of accounting. Indefinite lived intangible assets include a broadcast license, trademark and tradename. Other intangible assets include customer relationships, non-compete agreement and affiliate agreements with an estimated useful life of one to ten years. Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

        Deferred financing costs:    Deferred financing costs are recorded net of accumulated amortization. Amortization is calculated on the effective-interest method over the term of the applicable loan. Amortization of deferred financing costs was $0.5 million, $0.6 million and $0.9 million which is included in interest expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively. Accumulated amortization of deferred financing costs was $0.5 million and $0.2 million at December 31, 2014 and 2013, respectively.

        Income taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

        The Company's programming rights and goodwill are classified as Level 3 in the fair value hierarchy, as they are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. For the years ended December 31, 2014, 2013 and 2012 there were no adjustments to fair value.

        The Company's variable-rate debt is classified as Level 2 in the fair value hierarchy, as its estimated fair value is derived from quoted market prices by independent dealers. The carrying value of the long-term debt approximates fair value at December 31, 2014 and 2013.

        Recent accounting pronouncements:    In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-12, Compensation—Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The standard will be effective for fiscal years beginning after December 15, 2015. We do not expect there to be material impact on the consolidated financial statements as a result of this standard.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (ASU 2014-09"), a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. The underlying core principle of ASU 2014-09 is that a company should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. ASU 2014-09 will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 and allows adoption either under a full retrospective or a modified retrospective approach. Early adoption is not permitted. We will adopt ASU 2014-09 during the first quarter of 2017. We are currently evaluating the impact of the new standard.

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

Note 2. Business Combination

        On April 1, 2014, we closed on the acquisition of the net assets of the Spanish-language television network business of the Seller (the "Cable Networks Acquisition"), which is comprised of Pasiones, Centroamerica TV and TV Dominicana, which we refer to as the Acquired Cable Networks. The Acquired Cable Networks are highly complementary to our existing television networks, and build on our commitment to provide unique programming focused on the U.S. Hispanic market. The purchase price for the Cable Networks Acquisition and certain agreements entered into with the Seller contemporaneously with the business combination was $101.9 million, and was funded with cash on hand. The Cable Networks Acquisition was accounted for by applying the acquisition method, which requires the determination of the fair value of the consideration transferred, the fair value of the assets and liabilities of the acquiree, and the measurement of goodwill pursuant to ASC Topic 805-10, "Business Combinations-Overall". Costs incurred in connection with the Cable Networks Acquisition are included in other expenses and totaled $1.2 million, of which $0.9 million was recorded in the fourth quarter of 2013, with the balance recorded in 2014.

        The following table summarizes the estimated fair values of the assets acquired, liabilities assumed and resulting goodwill in the Cable Networks Acquisition (amounts in thousands):

Other assets	$177
Intangible asset—affiliate agreements	46,014
Intangible asset—brands	15,986
Intangible asset—advertiser relationships	3,310
Intangible assets—other	648
Other liabilities	(2,123)

Fair value of identifiable net assets acquired	64,012
Goodwill	34,093

Total	$98,105

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Business Combination (Continued)

        In addition to the above identifiable assets, the estimated fair values of a non-compete agreement entered into with the Seller and a consulting agreement with certain Seller executives are $3.3 million and $0.5 million, respectively, which are accounted for separately from the Cable Networks Acquisition. We finalized the accounting for the Cable Networks Acquisition in the second quarter of 2014.

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

        In connection with the Cable Networks Acquisition, we determined that it is reasonably certain that our foreign tax credits will be realized and, as a result, reversed the valuation allowance previously recorded of $2.5 million.

Pro Forma Information

        The following table sets forth the unaudited pro forma results of operations assuming that the Cable Networks Acquisition occurred on January 1, 2013:

	Years Ended December 31,
	2014	2013
Net Revenues	$117,851	$108,199
Operating Income	$28,281	$20,578

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Business Combination (Continued)

        Net revenues and operating income of the Acquired Cable Networks included in our actual consolidated statements of operations were $17.5 million and $4.9 million, respectively, for the year ended December 31, 2014.

        On April 4, 2013, the merger by and among Cinelatino, WAPA Holdings and Azteca providing for the acquisition of Cinelatino and the combination of WAPA Holdings and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the "Transaction") was consummated. The primary purpose of the Transaction was to create a Spanish-language media company targeting the Hispanic broadcast and cable television network business.

        The Transaction was accounted for by applying the acquisition method, which requires the determination of the accounting acquirer, the acquisition date, the fair value of the purchase consideration to be transferred, the fair value of assets and liabilities of the acquiree and the measurement of goodwill. ASC Topic 805-10, "Business Combinations—Overall" ("ASC 805-10") provides that in identifying the acquiring entity in a business combination effected primarily through an exchange of equity interests, the acquirer is usually the entity that issues equity interests but all pertinent facts and circumstances must be considered in determining the acquirer. Other pertinent facts and circumstances to consider include the relative voting rights of the shareholders of the constituent companies in the combined entity, the composition of the board of directors and senior management of the combined company, the relative size of each company and the terms of the exchange of equity interests in the Transaction, including payment of any premium. Although Hemisphere issued the equity interests in the Transaction, since it is a new entity formed solely to issue these equity interests to effect the Transaction it would not be considered the acquirer and one of the combining entities that existed before the transaction must be identified as the acquirer. Based on the following, WAPA Holdings is the accounting acquirer and predecessor, whose historical results are the results of Hemisphere:

  i.
  WAPA Holdings shareholders obtained approximately 46.4% of the post-Transaction common shares of stock and 59.9% of the voting rights in the combined entities;

  ii.
  WAPA Holdings, through its parent company, InterMedia Partners VII, L.P. ("InterMedia Partners"), has the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, as they represent five of the nine directors on the combined entity board of directors, including the Chief Executive Officer; and

  iii.
  WAPA Holdings's historical revenues represent approximately 69.0% of the total revenues of the combined entities.

        As WAPA Holdings is the accounting acquirer (and legal acquiree), the Transaction is considered to be a reverse acquisition. Since WAPA Holdings issued no consideration in the Transaction, unless the fair value of accounting acquirees' equity interests are more reliably measurable, the fair value of the consideration transferred by WAPA Holdings would be based on the number of shares WAPA Holdings would have had to issue to give owners of the other entities in the transaction the same percentage ownership in the combined entities that results from the Transaction. In this situation, since Azteca's shares were publicly traded and they are one of the combining entities in this Transaction, the fair value of those shares are considered to be more reliably measurable than the fair value of WAPA Holdings's shares and therefore were used to determine the fair value of the consideration transferred for the acquisition of Cinelatino, which is the other operating entity involved in this Transaction.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Business Combination (Continued)

        Total consideration transferred by WAPA Holdings (accounting acquirer) to Cinelatino (accounting acquiree) was $129.4 million based on: (i) cash consideration of $3.8 million (funded from cash on hand), plus (ii) 12,567,538 shares with a fair value of $128.8 million based on the Company's opening share price of $10.25 per share on the date following the consummation of the Transaction for each share of the Company's common stock to be received by Cinelatino stockholders in the Transaction, (iii) less contingently returnable consideration with a fair value of $3.2 million. The $3.2 million represents the difference between the fair value of $11.7 million of 1,142,504 shares of Hemisphere Class B common stock that are subject to forfeiture in the event the closing market price of Hemisphere Class A common stock does not equal or exceed $12.50 and $15.00 for any twenty trading days within at least one 30-day trading period (within 36 months of the date of the Transaction) and the estimated fair value of $8.5 million of these shares using a Monte Carlo simulation model. Subsequent to the consummation of the Transaction, 571,252 shares, with fair value of $1.2 million, have achieved the $12.50 trading price are no longer subject to forfeiture and are included in additional paid-in capital. Significant assumptions utilized in the Monte Carlo simulation model include:

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

        The number of shares of stock of the Company issued and outstanding immediately following the consummation of the Transaction is summarized as follows (amounts in thousands):

Number of Shares
Azteca public shares outstanding prior to the Transaction	10,000
Azteca founder shares(1)	2,500

Total Azteca shares outstanding prior to the Transaction	12,500
Less: Shareholders of Azteca public shares redeemed	(1,259)
Less: Azteca founder shares cancelled	(250)
Shares issued to WAPA Holdings member(2)	20,432
Shares issued to Cinelatino stockholders(3)	12,568

Total shares outstanding at closing, April 4, 2013	43,991

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

        The cash flows related to the Transaction are summarized as follows (amounts in thousands):

Amount
Cash in trust at Azteca	$100,520
Cash on hand at Cinelatino	12,865
Less: Redemption of Azteca public shares	(12,652)
Less: Cash consideration paid to Azteca warrant holders	(7,333)
Less: Cash consideration paid to WAPA Holdings member and Cinelatino stockholders	(5,000)
Less: Payment of Azteca fees and expenses	(5,963)

Total transaction proceeds at closing, April 4, 2013	$82,437

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Business Combination (Continued)

Pro Forma Information

        The following table sets forth the unaudited pro forma results of operations assuming that the Transaction occurred on January 1, 2012 (amounts in thousands):

	Pro Forma
	2013	2012
Net revenues	$92,109	$95,006
Operating income	$27,123	$28,429

        The unaudited pro forma results of operations set forth above include the operating results of Cinelatino as if the acquisition occurred on January 1, 2012, and the amortization of intangibles created as a result of the Transaction, and excludes all transaction related fees and expenses, non-recurring expenses (primarily a $3.8 million charge as a result of the termination of a certain service agreement with MVS which is recorded within selling, general and administrative expenses in the consolidated statement of operations), and stock-based compensation expense. Additionally, the 2012 pro forma results do not reflect corporate overhead and public company costs. The Company incurred $5.7 million of expenses related to the Transaction, and $0.9 million related to the cable networks acquisition which is recorded within operating expenses in other expenses in the consolidated statement of operations.

Note 3. Related Party Transactions

        The Company has various agreements MVS Multivision Digital S. de R.L. de C.V. and its affiliates (collectively "MVS"), a Mexican media and television conglomerate, which have directors and stockholders in common with the Company as follows:

  •
  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino's channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the "Satellite and Support Services Agreement"). Total expenses incurred were $2.1 million, $1.6 million and $0 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in cost of revenues.

  •
  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino's service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS's distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $4.2 million, $2.7 million and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

  •
  An affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino's programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $1.9 million, $1.3 million and $0 for the years ended December 31, 2014, 2013 and 2012 respectively.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Related Party Transactions (Continued)

  •
  A distribution agreement that gave MVS the exclusive right to negotiate the terms of the distribution, sub-distribution and exhibition of Cinelatino throughout the United States of America. The agreement stipulated a distribution fee of 13.5% of the revenue received from all multiple system operators. Upon consummation of the Transaction on April 4, 2013, the agreement was terminated effective January 1, 2013. In consideration for such termination, the Company made a cash payment to MVS in an amount equal to $3.8 million, which is reflected in selling, general and administrative expenses in 2013. See Note 2.

  •
  In November 2013, we licensed six movies from MVS. The agreement granted Cinelatino certain cable television and free video on demand rights in the United States, its territories, possessions, and commonwealths (including Puerto Rico), and Latin America (excluding Brazil). Expenses incurred under this agreement are included in cost of revenues and amounted to $0 million and $0 million for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, $0.1 million and $0.1 million is included in programming rights related to this agreement.

        Amounts due from MVS pursuant to the agreements noted above, net of an allowance for doubtful accounts, amounted to $3.4 million and $2.1 million at December 31, 2014 and 2013, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.7 million and $0.5 at December 31, 2014 and 2013, respectively, and are remitted monthly.

        We entered into a three-year consulting agreement effective April 9, 2013 with James M. McNamara, a member of the Company's board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Prior to that, Cinelatino entered into a consulting agreement with an entity owned by James M. McNamara. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.2 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively. Amounts due this related party totaled $0.1 million at December 31, 2014 and 2013.

        We have entered into programming agreements with Panamax Films, LLC ("Panamax"), an entity owned by James M. McNamara for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0 million for each of the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 and 2013, $0.2 million and $0.1 million, respectively, is included in other assets in the accompanying consolidated balance sheets as prepaid programming related to these agreements.

        During 2013, we engaged Pantelion to assist in the theatrical distribution of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax Films, LLC ("Panamax"), Lions Gate Films Inc. ("Lions Gate") and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion in connection with their services no more than 12.5% of all "rentals" (box-office proceeds earned from the theatrical run of the film and reimbursable expenses). Total expenses incurred are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0 and

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Related Party Transactions (Continued)

$0.3 million for the years ended December 31, 2014 and 2013, respectively. Amounts due Pantelion at December 31, 2014 and 2013 totaled $0.

        Subsequent to the year ended December 31, 2014, we are operating under a non-binding term sheet (subject to documentation and execution of a definitive agreement) to license the rights to fourteen (14) motion pictures from Lions Gate for a total license fee of $0.8 million. Lions Gate has an agreement with Pantelion, to act as Pantelion's exclusive agent with respect to licensing certain content which is owned by Pantelion. Fees paid by Cinelatino to Lions Gate may be remunerated to Pantelion in accordance with their financial arrangements.

Note 4. Property and Equipment

        Property and equipment at December 31, 2014 and 2013 consists of the following (amounts in thousands):

	2014	2013
Land and improvements	$8,724	$8,724
Building	7,066	6,827
Equipment	23,270	21,880
Towers	5,433	5,260

	44,493	42,691
Less: accumulated depreciation	(22,969)	(19,581)

	21,524	23,110
Equipment installations in progress	2,343	1,565

	$23,867	$24,675

        Depreciation expense was $3.8 million, $3.8 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 5. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following at December 31, 2014 and 2013 (amounts in thousands):

	December 31,
	2014	2013
Broadcast license	$41,356	$41,356
Goodwill	164,887	130,794
Other intangibles	91,611	34,610

Total intangible assets	$297,854	$206,760

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets (Continued)

        A summary of changes in the Company's goodwill and other indefinite lived intangible assets, on a net basis, for the years ended December 31, 2014 and 2013 is as follows (amounts in thousands):

	Net Balance at December 31, 2013	Additions	Impairment	Net Balance at December 31, 2014
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	130,794	34,093	—	164,887
Brands	—	15,986	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$172,850	$50,079	$—	$222,929

	Net Balance at December 31, 2012	Additions	Impairment	Net Balance at December 31, 2013
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	$10,983	119,811	—	130,794
Other intangibles	700	—	—	700

Total indefinite-lived intangible	$53,039	$119,811	$—	$172,850

        A summary of the changes in the Company's other amortizable intangible assets for the years ended December 31, 2014 and 2013 is as follows (amounts in thousands):

	Net Balance at December 31, 2013	Additions	Amortization	Net Balance at December 31, 2014
Affiliate relationships	$33,910	$46,014	$(10,860)	$69,064
Advertiser Relationships	—	3,310	(414)	2,896
Non-Compete Agreement	—	3,294	(412)	2,882
Other intangibles	—	1,140	(1,057)	83

Total Finite-lived intangibles	$33,910	$53,758	$(12,743)	$74,925

	Net Balance at December 31, 2012	Additions	Amortization	Net Balance at December 31, 2013
Affiliate relationships	$978	$37,900	$(4,968)	$33,910

        The aggregate amortization expense of the Company's amortizable intangible assets was $12.7 million, $5.0 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012. The weighted average remaining amortization period is 6.0 years at December 31, 2014.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets (Continued)

        Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2015	$13,482
2016	13,399
2017	13,227
2018	13,169
2019	8,432
2020 and thereafter	13,216

$74,925

Note 6. Income Taxes

        For the years ended December 31, 2014, 2013 and 2012, income tax expense is composed of the following (amounts in thousands):

	2014	2013	2012
Current income tax expense	4,693	$2,101	$4,566
Deferred income tax (benefit) expense	(2,264)	1,029	1,719

	$2,429	$3,130	$6,285

        Current tax expense for the years ended December 31, 2014, 2013 and 2012 includes $1.1 million, $0.6 million and $0 of foreign withholding tax, respectively.

        For the years ended December 31, 2014, 2013 and 2012, the Company's income tax expense and effective tax rates were as follows:

	2014	2013	2012
Pre-tax book income—US Only	35.0%	34.0%	34.0%
Pre-tax book income—PR Only	16.9%	–3.9%	24.7%
Permanent items	3.2%	–164.6%	0.3%
Return to provision true-ups	–3.8%	27.9%	–0.1%
Foreign rate differential	3.4%	–7.4%	–3.9%
Foreign tax credits	–31.1%	90.2%	–16.9%
Current/Deferred—rate difference	0.0%	0.9%	0.4%
Change in valuation allowance	–19.6%	–212.6%	0.0%
Foreign withholding taxes	8.9%	0.0%	0.0%
Deferred foreign tax credit offset	4.0%	–20.4%	–1.6%
State taxes and state rate change	1.9%	146.9%	0.0%
Federal rate change	0.0%	–152.8%	–0.9%

	18.8%	–261.8%	36.0%

        For the year ended December 31, 2014, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax benefit recorded

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

relate to increases in taxes in Puerto Rico that will generate offsetting U.S. foreign tax credits and the reduction of the valuation allowance.

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

        For the year ended December 31, 2012, the items that significantly affected the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax benefit recorded, were increases in taxes in Puerto Rico that will not generate offsetting U.S. foreign tax credits and permanent differences for meals and entertainment, respectively.

        The Company may be audited by federal, state and local tax authorities, and from time to time these audits could result in proposed assessments. The Company has open tax years from 2010 forward for federal and state tax purposes. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing its income tax returns in accordance with tax regulations and the net tax effects of

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

operating loss and tax credits carried forward. Net deferred tax liabilities consist of the following components as of December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Deferred tax assets:
Allowances for doubtful accounts	$1,091	$884
Deferred branch tax benefit	16,592	17,159
Deferred income	31	48
Accrued expenses	3,299	3,052
Foreign tax credit	2,592	3,059
Stock compensation	2,918	1,962
Pension	1,041	—
Intangibles	2,651	2,281

	30,215	28,445
Less: valuation allowance	—	(2,514)

	30,215	25,931

Deferred tax liabilities:
Prepaid expenses	(200)	(166)
Intangibles	(25,807)	(30,600)
Property and equipment	(4,032)	(4,215)
Amortization expense	(7,624)	(1,043)
Other liabilities	—	(82)

Total deferred tax liabilities	(37,663)	(36,106)

	$(7,448)	$(10,175)

        The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets at December 31, 2014 and 2013 as follows (amounts in thousands):

	2014	2013
Current assets	$4,222	$3,472

Noncurrent liabilities	$11,670	$13,647

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. For the year ended December 31, 2014, the Company reversed a valuation allowance of $2.5 million on the deferred tax assets to increase the total amount that management believes will be ultimately realized, due to the expected increase in income following the Cable Networks Acquisition on April 1, 2014. For the year ended December 31, 2013, the Company had provided a valuation allowance of $2.5 million on the deferred tax assets to reduce the total amount that management believes will be ultimately realized, due to the change in the Puerto Rico corporate tax rate from 30% to 39% in June 2013.

        At December 31, 2014 and 2013, the Company has foreign tax credit carryforwards for U.S. federal purposes and foreign minimum credits totaling $2.6 million and $3.1 million, respectively, which expire during the years 2022 through 2024.

        Upon audit, taxing authorities may prohibit the realization of all or part of an uncertain tax position. While the Company has no history of tax audits, the Company regularly assesses the outcome of potential examinations in each of the tax jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2013, the Company has no uncertain tax position reserves or related interest and penalties. However, during 2014, the Company identified an uncertain tax position and recorded a gross uncertain tax position of $0.7 million with an offsetting deferred tax asset. As a result, if this uncertain tax position is realized, only the amount related to the interest will impact the tax rate. The company accrued $0 million of interest related to this item.

Note 7. Long-Term Debt

        Long-term debt as of December 31, 2014 and 2013 consists of the following (amounts in thousands):

	December 31, 2014	December 31, 2013
Senior Notes due July 2020	$221,791	$172,481
Less: Current portion	(2,250)	(1,750)

	$219,541	$170,731

        On July 30, 2013 certain of our subsidiaries (the "Borrowers") entered into a credit agreement providing for a $175.0 million senior secured term loan B facility (the "Term Loan Facility") which matures on July 30, 2020. On July 31, 2014, certain of our subsidiaries amended the Term Loan Facility (the "Amended Term Loan Facility") which provides for an aggregate principal amount of $225.0 million and matures on July 30, 2020. Pricing on the Amended Term Loan Facility was set at LIBOR plus 400 basis points (decreased from a margin of 500 basis points) subject to a LIBOR floor of 1.00% (decreased from a LIBOR floor of 1.25%), resulting in an effective interest rate 5.00%, and 0.5% of original issue discount ("OID"). The Amended Term Loan Facility also provides an uncommitted accordion option (the "Incremental Facility") allowing for additional borrowings under the Amended Term Loan Facility up to an aggregate principal amount equal to (i) $40.0 million plus

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt (Continued)

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

        The proceeds of the Amended Term Loan Facility, were used to pay fees and expenses associated with the Cable Networks Acquisition, and for general corporate purposes including potential future acquisitions. The OID of $2.1 million, net of accumulated amortization of $0.3 million at December 31, 2014, was recorded as a reduction to the principal amount of the Amended Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Amended Term Loan Facility. We recorded $2.8 million of deferred financing costs associated with the Term Loan Facility, as amended, net of accumulated amortization of $0.5 million at December 31, 2014, which will be amortized utilizing the effective interest rate method over the remaining term of the Amended Term Loan Facility. We recorded a $1.1 million loss on early extinguishment of debt; $0.7 million related to deferred costs and $0.4 million related to OID. Additionally, we incurred $1.0 million of deferred financing costs related to the Amended Term Loan Facility in accordance with ASC 470—Debt, which is included in Other Expenses on the accompanying Consolidated Statement of Operations.

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

        Following are maturities of long-term debt, at December 31, 2014 (amounts in thousands):

Year Ending December 31,
2015	$2,250
2016	2,250
2017	2,250
2018	2,250
2019 and thereafter	214,875

$223,875

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity

Capitalization

        On April 4, 2013, the merger by and among Cinelatino, WAPA Holdings and Azteca providing for the acquisition of Cinelatino and the combination of WAPA Holdings and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the "Transaction") was consummated.

        In connection with the Transaction (i) the holders of Cinelatino common stock and the holder of membership interests in WAPA Holdings (the "Cinelatino/WAPA Investors") surrendered their respective interests and received an aggregate of 33,000,000 shares of Hemisphere Class B common stock, par value $0.0001 ("Class B common stock"), a cash payment equal to an aggregate of $5.0 million, and purchased 2,333,334 warrants from Azteca founders to purchase Hemisphere Class A common stock, par value $0.0001 (such warrants, "Warrants" and such stock, "Class A common stock"); (ii) each share of Azteca common stock was automatically converted into one share of Class A common stock; (iii) each Amended Azteca Warrant, as defined below, was automatically converted into an equal number of Warrants; and (iv) immediately prior to the consummation of the Transaction, Azteca Acquisition Holdings, LLC and certain existing shareholders of Azteca contributed 250,000 shares of Azteca common stock to Azteca for cancellation and agreed to subject an additional 250,000 shares of Class A common stock to certain forfeiture provisions (in addition to 735,294 shares of Class A common stock already subject to forfeiture under pre-existing agreements) if the market price of shares of Hemisphere Class A common stock does not reach certain levels. Following the consummation of the Transaction, there were 10,991,100 shares of Class A stock outstanding and 33,000,000 shares of Hemisphere Class B stock outstanding. Subsequent to the Transaction, an additional 250,000 shares of Class A restricted stock were issued. From time to time the Company has issued Class A common stock to certain members of management and board of directors as equity compensation, subject to time and performance vesting conditions, as discussed below.

        In December 2014, a shareholder of Class B common stock transferred 3.0 million shares of Class B common stock to a third party. As a result, the Class B common stock was automatically converted to Class A common stock.

Voting

        Class B common stock votes on a 10 to 1 basis with the Class A common stock, which means that each share of Class B common stock will have 10 votes and each share of Class A common stock will have 1 vote. The Class B common stock shall be convertible in whole or in part at any time at the option of the holder or holders thereof, into an equal number of Class A common stock.

Equity Incentive Plans

        An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan). At December 31, 2014, 1.0 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company's board of directors administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size,

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

and terms and conditions of awards to be granted; (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

        The Company's time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee's continued employment or service with the Company. The Company's event-based restricted stock awards and option awards generally vest either upon the Company's Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days, subject to the grantee's continued employment or service with the Company. Other event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company's annual shareholder meeting.

Stock-Based Compensation

        Stock-based compensation expense related to stock options and restricted stock was $5.9 million, $7.2 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, there was $3.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over weighted-average period of 2.2 years. At December 31, 2014, there was $3.7 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options

        The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model for time-based options and the Monte Carlo simulation model for event-based options. The expected term of options granted is derived using the simplified method under ASC 718-10-S99-1/SEC Topic 14.D for "plain vanilla" options and the Monte Carlo simulation for event-based options. Expected volatility is based on the historical volatility of the Company's competitors given its lack of trading history. The risk- free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has estimated forfeitures of 1.5%, as the awards are to management for which the Company expects lower turnover, and has assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	2014	2013
Risk-free interest rate	1.76% - 1.92%	.93% - 2.03%
Dividend yield	—	—
Volatility	28.4% - 30.9%	34.4% - 36.7%
Weighted-average expected term (years)	6.0 - 6.3	6.0

Monte Carlo Option Valuation Assumptions	2014	2013
Risk-free intererst rate	—	1.78%
Dividend yield	—	—
Volatility	—	36.70%
Weighted-average expected term (years)	—	5.4 - 5.8

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

        The following table summarizes stock option activity for the years ended December 31, 2014 and 2013 (shares and intrinsic values in thousands):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2013	—	—	—	—
Granted	1,730	$11.20	9.3	$1,157
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2013	1,730	$11.20	9.3	$2,208
Granted	140	11.56	9.7	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2014	1,870	$11.23	8.4	$4,721

Vested at December 31, 2014	670	$11.07	8.2	$1,787

Exercisable at December 31, 2014	670	$11.07	8.2	$1,787

        The weighted average grant date fair value of options granted for the year ended December 31, 2014 was $3.75. At December 31, 2014, 0.3 million options granted are unvested, event-based options.

Restricted Stock

        Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

Monte Carlo Option Valuation Assumptions	2014	2013
Risk-free interest rate	—	0.52%
Dividend yield	—	—
Volatility	—	36.70%
Weighted-average expected term (years)	—	0.6 - 1.3

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

        The following table summarizes restricted share activity for the years ended December 31, 2014 and 2013 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2013	—	$—
Granted	1,195	9.81
Vested	(250)	8.41
Forfeited	—	—

Outstanding at December 31, 2013	945	$10.18
Granted	79	11.34
Vested	(305)	11.33
Forfeited	—	—

Outstanding at December 31, 2014	719	$9.82

        At December 31, 2014, 0.2 million shares of restricted stock issued are unvested, event-based shares.

Warrants

        In connection with the capitalization of the Company noted above, the Company has issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of the number of shares of our Class A common stock at a price of $6.00 per half share. At December 31, 2014, 14.7 million warrants were issued and outstanding, which are exercisable into 7.3 million shares of our Class A common stock. Warrants are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise at least two warrants, at an effective exercise price of $12.00 per warrant. At the option of the Company, 10.0 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. During the year ended December 31, 2014, we issued 50 shares of our Class A common stock upon the exercise of one hundred warrants for a total exercise proceeds of $600.

Note 9. Contingencies

        The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 10. Commitments

        The Company has entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively

        The Company has certain commitments including various operating leases.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10. Commitments (Continued)

        Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
2015	$55	$7,402	$7,457
2016	10	2,971	2,981
2017	—	647	647
2018	—	114	114
2019 and thereafter	—	106	106

Total	$65	$11,240	$11,305

Note 11. Retirement Plans

        WAPA, a wholly owned subsidiary of the Company, makes contributions to the Televicentro de Puerto Rico Special Retirement Benefits (the "Retirement Plan"). The Retirement Plan is available to all reporters and union employees after completing three (3) months of service. Eligible employees, those meeting active service minimums and minimum age requirements, are eligible to receive a one-time lump sum payment at retirement, of two (2) weeks per year of service capped at a maximum payment of forty-five (45) weeks. The number of retirees is capped at five (5) per year. There are 155 participants in the Retirement Plan.

        Following is the plan's projected benefit obligation for the years ended December 31, 2014 and 2013. (amounts in thousands):

	2014	2013
Projected benefit obligation:
Balance, beginning of the year	$2,114	$2,127
Service cost	82	83
Interest cost	105	84
Actuarial gain (loss)	457	(157)
Benefits paid to participants	(76)	(23)

Balance, end of year	$2,682	$2,114

        At December 31, 2014, 2013 and 2012, the funded status of the plan was as follows (amounts in thousands):

	2014	2013	2012
Excess of benefit obligation over the value of plan assets	$(2,682)	$(2,114)	$(2,127)
Unrecognized net actuarial loss	904	473	666
Unrecognized prior service cost	86	103	122

Accrued benefit cost	$(1,692)	$(1,538)	$(1,339)

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

        The plan is unfunded. As such, the Company is not required to make annual contributions to the plan.

        At December 31, 2014 and 2013, the amounts recognized in the consolidated balance sheets were classified as follows (amounts in thousands):

	2014	2013
Accrued benefit cost	$(2,682)	$(2,114)
Accumulated other comprehensive loss	990	576

Net amount recognized	$(1,692)	$(1,538)

        Amounts recorded in accumulated other comprehensive loss are reported net of tax.

        The benefits expected to be paid in each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,	Amount
2015	$52
2016	106
2017	125
2018	216
2019 through 2024	998

$1,497

        For the years ended December 31, 2014 and 2013, the following weighted-average rates were used:

	2014	2013
Discount rate on the benefit obligation	3.80%	4.95%
Rate of employee compensation increase	4.00%	4.00%

        Pension expense for the years ended December 31, 2014, 2013 and 2012, consists of the following (amounts in thousands):

	2014	2013	2012
Service cost	$82	$83	$60
Interest cost	105	84	90
Expected return on plan assets	—	—	—
Recognized actuarial loss (gain)	—	—	—
Amortization of prior service cost	17	19	21
Net loss amortization	27	36	21

	$231	$222	$192

        WAPA, makes contributions to the Newspaper Guild International Pension Plan (the "Plan" or "TNGIPP"), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by two collective bargaining agreements (the "CBAs"), which

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

expire on July 23, 2015 and June 27, 2016, respectively. WAPA's contribution rates to the Plan are generally determined in accordance with the provisions of the CBAs.

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

        Under current law regarding multiemployer defined benefit plans, a plan's termination, WAPA's voluntary withdrawal, or the mass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan would require us to make payments to the plan for our proportionate share of the multiemployer plan's unfunded vested liabilities. WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and a Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the "Red Zone", as defined by the PPA, and that a plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. The Company elected the "preferred schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3.0% beginning on January 1, 2015.

        The surcharges and effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on the Company's results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on WAPA to contribute to any plan underfunding may be material. In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5.0% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

        WAPA could also be obligated to pay additional contributions (known as complete or partial withdrawal liabilities) due to the unfunded vested benefits of the Plan, in the event that WAPA withdrew from the plan during the five-year period beginning on the effective date of the MOA. The withdrawal liability (which could be material) in the event of the foregoing, would equal the total lump sum of contributions that WAPA would have been obligated to pay the Plan through the date of withdrawal, under the "default schedule" of the Rehabilitation Plan (5.0% surcharge in the initial year and 10% for each successive year thereafter the plan is in critical status), less any contributions actually paid by WAPA to the Plan under the "preferred schedule."

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

        Further information about the Plan is presented in the table below (amounts in thousands):

		Pension Protection Act Zone Status	Funding Improvement Plan/Rehabilitation Plan	WAPA's Contribution				Expiration Date of Collective Bargaining Agreements
							Surcharge Imposed
Pension Fund	EIN	2013	Status	2014	2013	2012
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$144	$144	$113	Yes	July 21, 2015 June 27, 2016

Note 12. Quarterly Financial Data (Unaudited)

        (Amounts in thousands, except per share amounts)

	2014 Quarters Ended(a)(c)
	March 31	June 30	September 30	December 31
Net revenues	$20,951	$29,055	$28,781	$33,202
Operating income	3,647	6,612	5,559	10,211
Net income	248	5,318	663	4,330
Earnings per share:
Basic	$0.01	$0.13	$0.02	$0.10
Dilutive	$0.01	$0.13	$0.02	$0.10

	2013 Quarters Ended(b)(c)
	March 31	June 30	September 30	December 31
Net revenues	$13,495	$22,929	$23,705	$25,876
Operating (loss) income	(117)	(1,292)	4,110	5,019
Net (loss) income	(525)	(2,426)	(3,985)	2,639
Earnings per share:
Basic	$(525)	$(0.06)	$(0.09)	$0.06
Dilutive	$(525)	$(0.06)	$(0.09)	$0.06

(a)
On April 1, 2014, the Cable Networks Acquisition was consummated, and the operating results are included in our consolidated financial statements as of the date of the acquisition.

(b)
On April 4, 2013, the merger by and among Cinelatino, WAPA Holdings and Azteca providing for the combination of Cinelatino, WAPA Holdings and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the "Transaction") was consummated. Although Hemisphere issued the equity interests in the Transaction, since it was a new entity formed solely to issue these equity interests to effect the Transaction it was not considered the acquirer and one of the combining entities that existed before the transaction was identified as the acquirer. WAPA was identified as the accounting acquirer and predecessor, whose historical results became the results of Hemisphere. The operating results of the acquired businesses are included in our consolidated financial statements as of the Transaction date.

(c)
The sum of the quarters will not equal the full year due to rounding.