Form 10-Q
period 2015-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2015-05-12
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of May 10, 2015
Class A common stock, par value $0.0001 per share	15,009,004 shares
Class B common stock, par value $0.0001 per share	30,027,418 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2015

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant”, “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Acquired Cable Business” refers to assets of Seller (as defined below) and its affiliates primarily used in, or held for use in connection with, the operation or conduct of Media World, LLC’s Spanish-language television network business including: (i) Pasiones, (ii) Centroamerica TV and (iii) Television Dominicana; “Acquired Cable Networks” refers to (i) Pasiones, (ii) Centroamerica TV and (iii) Television Dominicana; “Amended Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.4 to the Company’s Annual Report on Form 10-K; “Azteca” refers to Azteca Acquisition Corporation, a Delaware blank check corporation; “Azteca Merger Sub” refers to Hemisphere Merger Sub II, Inc., a Delaware corporation; “Business” refers collectively to our consolidated operations; “Cable Networks Acquisition” refers to the acquisition of the Acquired Cable Business; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Cine Merger Sub” refers to Hemisphere Merger Sub III, Inc., a Delaware corporation; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Distributors” refers collectively to Satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems. “Networks” refers collectively to WAPA, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “Seller” refers to Media World, LLC, a Florida limited liability company “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Transaction” collectively refers to the mergers of WAPA Holdings and WAPA Merger Sub, Azteca and Azteca Merger Sub, and Cinelatino and Cine Merger Sub, resulting in Azteca, WAPA Holdings and Cinelatino becoming indirect wholly-owned subsidiaries of Hemisphere; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Holdings” refers to WAPA Holdings, LLC, a Delaware limited liability company and, where applicable, its consolidated subsidiaries; “WAPA Merger Sub” refers to Hemisphere Merger Sub I, LLC, a Delaware limited liability company; “WAPA2 Deportes” refers to a sports television network in Puerto Rico operated by WAPA.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “expect,” “positioned,” “strategy,” “future,” “potential,” “plan,” “forecast,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, statements relating to the synergies and the benefits that we expect to achieve from the acquisition of the Acquired Cable Business, including future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A—Risk Factors” in this report, those factors include:

•                  the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to businesses that we acquire;

•                  the potential for viewership of our Networks’ programming to decline or unexpected reductions in the number of subscribers to our Networks;

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

•                  changes in technology, including changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand (“VOD”), internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and par value amounts)

	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash	$147,267	$142,010
Accounts receivable, net of allowance for doubtful accounts of $490 and $439, respectively	21,200	22,677
Due from related parties, net of allowance for doubtful accounts of $681 and $634, respectively	2,899	3,420
Programming rights	6,242	5,441
Deferred taxes	4,222	4,222
Prepaid taxes and other current assets	6,664	8,071
Total current assets	188,494	185,841

Programming rights	7,945	6,652
Property and equipment, net	23,224	23,867
Deferred financing costs, net	2,631	2,758
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	88,178	91,611
Other assets	1,525	1,425
Total Assets	$518,240	$518,397

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	2,139	2,176
Due to related parties	590	787
Accrued agency commissions	1,716	6,642
Accrued compensation and benefits	2,715	3,391
Accrued marketing	3,024	3,245
Other accrued expenses	5,699	5,312
Programming rights payable	5,225	4,228
Current portion of long-term debt	2,250	2,250
Total current liabilities	23,358	28,031

Programming rights payable	1,256	111
Long-term debt, net of current portion	219,074	219,541
Deferred taxes	11,670	11,670
Defined benefit pension obligation	2,682	2,631

Total Liabilities	258,040	261,984

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 14,518,734 shares issued and outstanding at March 31, 2015 and December 31, 2014	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 30,027,418 shares issued and outstanding at March 31, 2015 and December 31, 2014	3	3
Additional paid-in capital	248,183	246,858
Treasury stock, at cost; 146,703 at March 31,2015 and December 31, 2014	(1,961)	(1,961)
Retained earnings	14,560	12,098
Accumulated comprehensive loss	(586)	(586)
Total Stockholders’ Equity	260,200	256,413
Total Liabilities and Stockholders’ Equity	$518,240	$518,397

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net revenues	$29,471	$20,951

Operating Expenses:
Cost of revenues	9,453	7,598
Selling, general and administrative	8,584	6,881
Depreciation and amortization	4,381	2,578
Other expenses	—	249
Gain on disposition of assets	(3)	(2)
Total operating expenses	22,415	17,304

Operating income	7,056	3,647

Other Expenses:
Interest expense, net	(2,983)	(2,907)

Income before income taxes	4,073	740

Income tax expense	(1,611)	(492)

Net income	$2,462	$248

Earnings per share:
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

Weighted average shares outstanding:
Basic	42,396	42,172
Diluted	43,245	42,609

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$2,462	$248
Other comprehensive income	—	—
Comprehensive income	$2,462	$248

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2015

(Unaudited)

(amounts in thousands)

	Class A Shares	Common Stock Par Value	Class B Shares	Common Stock Par Value	Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive (Loss)	Total
Balance at December 31, 2014	14,519	$1	30,027	$3	$246,858	$(1,961)	$12,098	$(586)	$256,413
Net income	—	—	—	—	—	—	2,462	—	2,462
Stock-based compensation	—	—	—	—	1,325	—	—	—	1,325
Balance at March 31, 2015	14,519	$1	30,027	$3	$248,183	$(1,961)	$14,560	$(586)	$260,200

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

 (amounts in thousands)

	Three Months Ended March 31,
	2015	2014
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$2,462	$248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,381	2,578
Program amortization	2,869	2,444
Amortization of deferred financing costs	127	127
Amortization of original issue discount	96	64
Stock-based compensation	1,325	1,514
Provision for bad debts	98	84
Gain on disposition of assets	(3)	(2)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,426	1,588
Due from related parties	474	227
Programming rights	(4,963)	(2,427)
Prepaid taxes and other current assets	1,307	(300)
(Decrease) increase in:
Accounts payable	(37)	96
Due to related parties	(197)	40
Accrued expenses	(5,436)	(5,909)
Programming rights payable	2,142	(89)
Other liabilities	51	12
Net cash provided by operating activities	6,122	295
Cash Flows From Investing Activities:
Cash held in escrow in connection with the Cable Networks Acquisition	—	(101,891)
Proceeds from sale of assets	3	7
Capital expenditures	(305)	(687)
Net cash used in investing activities	(302)	(102,571)
Cash Flows From Financing Activities:
Repayments of long-term debt	(563)	(438)
Proceeds from issuance of stock	—	1
Net cash used in financing activities	(563)	(437)
Net increase (decrease) in cash	5,257	(102,713)
Cash:
Beginning	142,010	176,622
Ending	$147,267	$73,909

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,798	$2,721
Income taxes	$402	$—

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

Basis of Presentation:  The accompanying unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results for the three months ended March 31, 2015 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2015. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report.

On April 1, 2014, we acquired the assets of three Spanish-language cable television networks from Media World, LLC, a Florida limited liability company (“Media World”), for $101.9 million in cash. The three acquired cable networks include Pasiones, Centroamerica TV and TV Dominicana.

Net Earnings per Common Share:  Basic earnings per share (“EPS”) are computed by dividing income attributable to common stockholders by the number of weighted-average outstanding shares of common stock.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Numerator for earnings per common share calculation:
Net income	$2,462	$248

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	42,396	42,172
Effect of dilutive securities
Stock options, restricted stock and warrants	849	437
Weighted-average common shares, diluted	43,245	42,609

EPS
Basic	$0.06	$0.01
Diluted	$0.06	$0.01

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 1.0 million shares of common stock for the three-months ended March 31, 2015, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three months ended March 31, 2015 and 2014. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recent Accounting Pronouncements: In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2015-05 Intangibles — Goodwill and Other Internal-Use Software (Subtopic 350-40). The guidance applies to internal use software that a customer obtains access to in a hosting arrangement, where the customer has the contractual right to take possession of the software at any time without significant penalty and it is feasible that they could run the software on their own or contract with another unrelated vendor.  The standard is effective for years beginning after December 15, 2015, and is not currently applicable to the Company.

In April 2015, the FASB issued ASU 2015-04 Compensation — Retirement Benefits (Topic 715) Practical Expedient for the Measurement Date of an Employers Defined Benefit Obligations and Plan Assets. This ASU was issued to provide guidance to entities that have a year-end that does not coincide with a month-end, to provide an expedient measurement date with regards’ to defined benefit pension plans and other post-retirement benefit plans. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015 and is not applicable to the Company.

In April 2015, the FASB issued, ASU 2015-03 Interests — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Recognition and measurement guidance are not impacted by the ASU.  The guidance is effective for fiscal years beginning after December 15, 2015, with retrospective disclosure upon transition, for all periods presented.  We will adopt the guidance in the first quarter of 2016, with the impact to our consolidated statement of position to be a reduction in assets where deferred costs are currently disclosed and a reduction to long-term debt where these costs will be recorded after the transition.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis. Effective for fiscal years beginning after December 15, 2015, the update effects the consolidation criteria around limited partnerships and similar legal entities; evaluation of fees paid to a decision maker or a service provider as a variable interest; the determination of primary beneficiary of a variable interest entity (VIE) when fee arrangements exist, the treatment of related parties in the VIE consolidation model and the consolidation of certain investment funds.  We do not expect there to be any impact on the consolidated financial statements as a result of this guidance.

In January 2015, ASU 2015-01 Income Statement — Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, was issued by the FASB. The ASU eliminates the concept of extraordinary items. Presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be expanded to include items that are both unusual in nature and infrequent in occurrence.  The guidance is effective for years beginning after December 15, 2015 and will be adopted in the first quarter of 2016. We do not expect there to be a material impact on the consolidated financial statements as a result of this guidance.

Note 2. Related Party Transactions

The Company has various agreements with MVS Multivision Digital S. de R.L. de C.V. and its affiliates (collectively “MVS”), a Mexican media and television conglomerate, which have directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). Total expenses incurred were $0.5 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively, and are included in cost of revenues.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $1.2 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

•                  An affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.5 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

•                  In November 2013, Cinelatino licensed six movies from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0 million and $0 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, $0.0 million and $0.0 million, respectively, is included in programming rights related to this agreement.

Amounts due from MVS pursuant to the agreements noted above, net of an allowance for doubtful accounts, amounted to $2.9 million and $3.4 million at March 31, 2015 and December 31, 2014, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.5 million and $0.7 million at March 31, 2015 and December 31, 2014, respectively, and are remitted monthly.

We entered into a three-year consulting agreement effective April 9, 2013 with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Prior to that, Cinelatino entered into a consulting agreement with an entity owned by James M. McNamara. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.1 million and $0 million for the three months ended March 31, 2015 and 2014, respectively. Amounts due this related party totaled $0.1 million and $0.1 million at March 31, 2015 and December 31, 2014, respectively.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara for the licensing of three movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0 million and $0 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, $0.2 million and $0.2 million, respectively, is included in Programming Rights in the accompanying consolidated balance sheets.

During 2013, we engaged Pantelion to assist in the theatrical distribution of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax Films, LLC (“Panamax”), Lions Gate Films Inc. (“Lions Gate”) and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion in connection with their services no more than 12.5% of all “rentals” (box-office proceeds earned from the theatrical run of the film and reimbursable expenses). Total expenses incurred are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0 million and $0 million for the three months ended March 31, 2015 and 2014, respectively. Amounts due to Pantelion at March 31, 2015 and December 31, 2014 totaled $0 million and $0 million, respectively.

We are operating under a non-binding term sheet (subject to documentation and execution of a definitive agreement) to license the rights to fourteen (14) motion pictures from Lions Gate for a total license fee of $0.8 million. Lions Gate has an agreement with Pantelion, to act as Pantelion’s exclusive agent with respect to licensing certain content which is owned by Pantelion. Fees paid by Cinelatino to Lions Gate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0 million for the three months ended March 31, 2015.  At March 31, 2015, $0 million is included in programming rights in the accompanying consolidated balance sheets related to this agreement.

Note 3. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following at March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	88,178	91,611
Total intangible assets	$294,421	$297,854

A summary of changes in the Company’s goodwill and other indefinite lived intangible assets, on a net basis, for the three-months ended March 31, 2015 is as follows (amounts in thousands):

	Net Balance at December 31, 2014	Additions	Impairment	Net Balance at March 31, 2015
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the three-months ended March 31, 2015 is as follows (amounts in thousands):

	Net Balance at December 31, 2014	Additions	Amortization	Net Balance at March 31, 2015
Affiliate relationships	$69,064	$—	$(3,075)	$65,989
Advertiser Relationships	2,896	—	(138)	2,758
Non-Compete Agreement	2,882	—	(137)	2,745
Other intangibles	83	—	(83)	—
Total finite-lived intangibles	$74,925	$—	$(3,433)	$71,492

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.4 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. The weighted average remaining amortization period is 5.8 years at March 31, 2015.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2015	$10,049
2016	13,399
2017	13,227
2018	13,169
2019	8,432
2020 and thereafter	13,216
$71,492

Note 4. Income Taxes

For the three-months ended March 31, 2015 and 2014, our income tax expense has been computed utilizing the estimated annual effective rates of 39.5% and 38.8% respectively. The difference between the actual effective rate of 39.5% and the statutory Federal income tax rate of 35% in each three-month period, is primarily due to state income taxes.   Income tax expense for the three months ended March 31, 2015 and 2014 was $1.6 million and $0.5 million, respectively.

Note 5. Long-Term Debt

Long-term debt at March 31, 2015 and 2014 consists of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Senior Notes due July 2020	$221,324	$221,791
Less: Current portion	(2,250)	(2,250)
	$219,074	$219,541

On July 30, 2013 certain of our subsidiaries (the “Borrowers”) entered into a credit agreement providing for a $175.0 million senior secured term loan B facility (the “Term Loan Facility”) which matures on July 30, 2020. On July 31, 2014, certain of our subsidiaries amended the Term Loan Facility (the “Amended Term Loan Facility”) which provides for an aggregate principal amount of $225.0 million and matures on July 30, 2020.  Pricing on the Amended Term Loan Facility was set at LIBOR plus 400 basis points (decreased from a margin of 500 basis points) subject to a LIBOR floor of 1.00% (decreased from a LIBOR floor of 1.25%), resulting in an effective interest rate of 5.00% in the current quarter and 0.5% of original issue discount (“OID”). The Amended Term Loan Facility also provides an uncommitted accordion option (the “Incremental Facility”) allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $40.0 million plus (ii) an additional amount of up to 4.0x first lien net leverage. The obligations under the Amended Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). Additionally, the Amended Term Loan Facility provides for an uncommitted incremental revolving loan option in an aggregate principal amount of up to $20.0 million, which shall be secured on a pari passu basis by the collateral securing the Amended Term Loan Facility.  The Amended Term Loan Facility is secured by a first-priority perfected security interest in substantially all of our assets.

The proceeds of the Term Loan Facility, as amended, were used to pay fees and expenses associated with the Transaction and the Cable Networks Acquisition, and for general corporate purposes including potential future acquisitions.  The OID of $2.0 million, net of accumulated amortization of $0.4 million at March 31, 2015, was recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Amended Term Loan Facility. We recorded $2.6 million of deferred financing costs associated with the Term Loan Facility, as amended, net of accumulated amortization of $0.6 million at March 31, 2015, which will be amortized utilizing the effective interest rate method over the remaining term of the Amended Term Loan Facility.

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

The carrying value of the long-term debt approximates fair value at December 31, 2014 and March 31, 2015. The estimated fair value of our variable-rate debt was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of March 31, 2015 (amounts in thousands):

Year Ending December 31,
Remainder of 2015	$1,688
2016	2,250
2017	2,250
2018	2,250
2019 and thereafter	214,875

$223,313

Note 6. Stockholders’ Equity

Equity Incentive Plans

An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan). At March 31, 2015, 0.9 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company’s event-based restricted stock awards and option awards generally vest either upon the Company’s Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days, subject to the grantee’s continued employment or service with the Company. Other event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company’s annual shareholder meeting.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock was $1.3 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015, there was $3.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over weighted-average period of 2.1 years. At March 31, 2015, there was $2.8 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.1 years.

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

Black-Scholes Option Valuation Assumptions	Three Months Ended March 31, 2015	2014
Risk-free interest rate	1.77%-2.12%	1.76%-1.92%
Dividend yield	—	—
Volatility	27.5%-29.5%	28.4%-30.9%
Weighted-average expected term (years)	6.9	6.0-6.3

The following table summarizes stock option activity for the three months ended March 31, 2015 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2014	1,870	$11.23	8.4	$4,721
Granted	65	13.49	6.9	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2015	1,935	$11.30	8.2	$3,423
Vested at March 31, 2015	670	$11.07	7.9	$1,315
Exercisable at March 31, 2015	670	$11.07	7.9	$1,315

The weighted average grant date fair value of options granted for the three months ended March 31, 2015 was $4.48. At March 31, 2015, 0.3 million options granted are unvested, event-based options.

Restricted Stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the three months ended March 31, 2015 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2014	719	$9.82
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2015	719	$9.82

At March 31, 2015, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

In connection with our capitalization noted above, we have issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. At March 31, 2015, 14.7 million warrants were issued and outstanding, which are exercisable into 7.3 million shares of our Class A common stock. Warrants are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants, at an effective exercise price of $12.00 per share. At the option of the Company, 10.0 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. During the three months ended March 31, 2015, no warrants were exercised.

Note 7.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not materially affect our financial condition.

Note 8. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2015	$73	$7,173	$7,246
2016	35	5,073	5,108
2017	25	2,069	2,094
2018	25	1,266	1,291
2019 and thereafter	6	1,363	1,369
Total	$164	$16,944	$17,108

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

•                  WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last six years. WAPA is Puerto Rico’s news leader and the largest local producer of entertainment programming, producing over 70 hours each week of programming that is aired on WAPA and WAPA America. Through WAPA’s multicast signal, we distribute WAPA2 Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA;

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States, collectively the second largest segment of the U.S. Hispanic population. WAPA America’s programming features news and entertainment offerings produced by WAPA. WAPA America is distributed in the U.S. to over 5 million subscribers.

•                  Pasiones:  a cable television network dedicated to showcasing the best telenovelas and serialized dramas, licensed from the most important producers. Pasiones is distributed in the U.S. to 4.2 million subscribers and in Latin America 8.9 million subscribers.

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

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic, as well as the professional winter baseball league from the Dominican Republic. Television Dominicana is distributed in the U.S. to over 2.6 million subscribers.

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

Retransmission and subscriber fees are charged to distributors of our Networks, including cable, satellite and telecommunication service providers, pursuant to multi-year agreements. We believe our Networks are well positioned to further grow our retransmission and subscriber fees, fueled by our Networks strong ratings, continued growth in our target demographic audiences and robust content portfolio. We continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, and new system launches.

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

WAPA has been the #1-rated broadcast television network in Puerto Rico for the last six years and management believes it is highly valued by its viewers and distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. In fact, WAPA’s primetime household rating in 2014 was more than three times higher than the most highly rated English language U.S. broadcast network in the U.S., CBS. As a result of its ratings success in the last six years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks have experienced in the U.S. (ABC, CBS, NBC and Fox).

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

Hispanics represent 17% of the total U.S. population and approximately 10% of the total U.S. discretionary consumption, but only 5% of the aggregate media spend targets U.S. Hispanics. As a result of the under-indexing of the media spend targeting U.S. Hispanics, advertisers have been and are expected to continue to increase the portion of their marketing dollars targeted towards U.S. Hispanics. U.S. Hispanic cable network advertising revenue grew at a 13% CAGR from 2007 to 2014, more than doubling from $178 million to $407 million. Going forward, advertising on U.S. Hispanic cable networks is expected to grow to $554 million in 2017, representing a CAGR of 11%, presenting a significant and growing opportunity for our U.S. networks.

Management expects our U.S. networks to benefit from significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. As of the 2013 U.S. Census Update, 54 million Hispanics resided in the United States, which represents an increase of 19 million people, or 54%, between 2000 and 2013, and is expected to grow to 66 million by 2020. Hispanic television households grew by 31% during the period from 2006 to 2014, from 11.2 million households to 14.8 million households. Similarly, Hispanic pay-TV subscribers increased 57% since 2006 to 12.3 million subscribers. The continued rapid growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for WAPA America and Cinelatino.

Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop and rising disposable incomes, as well as investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 45 million in 2014 to 56 million in 2018, representing approximately 124% growth. Furthermore, Cinelatino and Pasiones are each presently distributed to less than 25% of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America, and therefore will be able to expand distribution throughout the region.

MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. Also Cinelatino’s affiliation agreement with Dish Mexico (an affiliate of MVS), is party to an affiliation agreement with Cinelatino pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue.  These agreements expire August 1, 2017.

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2015 and 2014

			$ Change	% Change
	Three Months Ended March 31,		Favorable /	Favorable /
	2015	2014	(Unfavorable)	(Unfavorable)
Net revenues	$29,471	$20,951	$8,520	40.7%
Operating Expenses:
Cost of revenues	9,453	7,598	(1,855)	(24.4)%
Selling, general and administrative	8,584	6,881	(1,703)	(24.8)%
Depreciation and amortization	4,381	2,578	(1,803)	(69.9)%
Other expenses	—	249	249	100.0%
Gain on disposition of assets	(3)	(2)	1	NM
Total operating expenses	22,415	17,304	(5,111)	(29.5)%

Operating income	7,056	3,647	3,409	93.5%

Other Expenses:
Interest expense, net	(2,983)	(2,907)	(76)	(2.6)%
	(2,983)	(2,907)	(76)	(2.6)%

Income before income taxes	4,073	740	3,333	NM

Income tax expense	(1,611)	(492)	(1,119)	NM

Net income	$2,462	$248	$2,214	NM

NM = Not meaningful

Net Revenues

Net revenues increased $8.5 million, or 41%, for the three months ended March 31, 2015.  This increase was a result of the inclusion of the Acquired Cable Networks, which were not included in the prior year’s quarter, and growth in advertising revenue and subscriber and retransmission fees across all of the Company’s networks.

Operating Expenses

Cost of Revenues: Cost of revenues consist primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues increased $1.9 million, or 24%, for the three months ended March 31, 2015 due primarily to the inclusion of the operating results of the Acquired Cable Networks, which were not included in the prior year’s quarter.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, corporate employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses increased $1.7 million, or 25%, for the three months ended March 31, 2015 primarily due to the inclusion of the operating results of the Acquired Cable Networks, which were not included in the prior year’s quarter.  Additionally, the increase is driven by higher salaries and benefits expense and public company costs as we expand our infrastructure to support the expansion of our business.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense increased $1.8 million, or 70% for the three months ended March 31, 2015 due to higher amortization expense due to intangible assets identified in connection with the Cable Networks Acquisition.

Other Expenses: Other expenses include legal and financial advisory fees incurred in connection with the Cable Networks Acquisition and the Transaction, and financing costs incurred in connection with the refinancing of our Term Loan Facility.  Other expenses decreased $0.2 million for the three months ended March 31, 2015, as no transaction related costs were incurred in the current quarter compared to the costs incurred in connection with the Cable Networks Acquisition in the prior year’s quarter.

Interest Expenses

Interest expense increased $0.1 million for the three months ended March 31, 2015 due to an increase in our Term Loan Facility, as amended, from $173.7 million at March 31, 2014 to $223.3 million at March 31, 2015, offset by a reduction in the interest rate on the Term Loan Facility from 6.25% in the quarter ended March 31, 2014 to 5.00% in the quarter ended March 31, 2015.

Income Tax Expense

Income tax expense increased $1.1 million for the three months ended March 31, 2015 due to a $3.3 million increase in income before income taxes.  For more information, see Note 4, “Income Taxes” of Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Net Income

Net income increased $2.2 million for the three months ended March 31, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At March 31, 2015, we had $147.3 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments.

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

Cash Flows

	Three Months Ended March 31,
Anounts in thousands:	2015	2013
Cash provided by (used in):
Operating activities	$6,122	$295
Investing activities	(302)	(102,571)
Financing activities	(563)	(437)
Net increase (decrease) increase in cash	$5,257	$(102,713)

Comparison for the Three Months Ended March 31, 2015 and March 31, 2014

Operating Activities

Cash provided by operating activities was primarily driven by our net income, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the three months ended March 31, 2015 was $6.1 million, an increase of $5.8 million, as compared to $0.3 million in the prior year period, due primarily to a $2.2 million increase in net income, a $2.1 million increase in non-cash items and a $1.5 million decrease in net working capital. Non-cash items increased primarily as a result of a $1.8 million increase in amortization expense due to amortization of intangibles created as a result of the Cable Networks Acquisition, a $0.4 million increase in programming amortization, offset in part by a $0.2 million decrease in stock compensation expense.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015, was $0.3 million, as compared to a net use of cash of $102.6 million in the prior year period.  This decrease was primarily due to $101.9 million placed in escrow in the prior year period to fund the Cable Networks Acquisition, which closed on April 1, 2014.

Financing Activities

For the three months ended March 31, 2015, net cash used in financing activities was $0.6 million, as compared to a net cash use of $0.4 million in the prior year period.  This increase was due to higher principal payments made in the current quarter on the Amended Term Loan Facility entered into on July 31, 2014 as compared to principal payments made in the prior year quarter on the Term Loan Facility entered into on July 30, 2013.  For more information, see Note 5, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable-rate of interest on the Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Amended Term Loan Facility, we do not speculate on the future direction of interest rates. As of March 31, 2015, our exposure to changing market rates with respect to the Amended Term Loan Facility was as follows:

Dollars in millions	March 31, 2015
Variable rate debt	$223.3
Interest rate	5.00%

As of March 31, 2015 the total outstanding balance on the Amended Term Loan Facility was approximately $223.3 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $223.3 million, we would incur an increase in interest expense of approximately $2.2 million per year. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. Dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of March 31, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating our Company and our business.  If any of the risks occur, our business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive.  We operate in a continually changing business environment and new risks emerge from time to time.  Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor or combination of factors may impact our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have not been any material changes during the quarter ended March 31, 2015 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: May 12, 2015	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 12, 2015	By:	/s/ Craig D. Fischer
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