Form 10-Q
period 2015-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2015-08-11
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 10, 2015
Class A common stock, par value $0.0001 per share	15,587,725 shares
Class B common stock, par value $0.0001 per share	30,027,418 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2015

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant”, “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Acquired Cable Networks” refers to (i) Pasiones, (ii) Centroamerica TV and (iii) Television Dominicana; “Amended Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.4 to the Company’s Annual Report on Form 10-K; “Azteca” refers to Azteca Acquisition Corporation, a Delaware blank check corporation; “Azteca Merger Sub” refers to Hemisphere Merger Sub II, Inc., a Delaware corporation; “Business” refers collectively to our consolidated operations; “Cable Networks Acquisition” refers to the acquisition of the Acquired Cable Networks; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Cine Merger Sub” refers to Hemisphere Merger Sub III, Inc., a Delaware corporation; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Distributors” refers collectively to Satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems. “Networks” refers collectively to WAPA, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Transaction” collectively refers to the mergers of WAPA Holdings and WAPA Merger Sub, Azteca and Azteca Merger Sub, and Cinelatino and Cine Merger Sub, resulting in Azteca, WAPA Holdings and Cinelatino becoming indirect wholly-owned subsidiaries of Hemisphere; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Holdings” refers to WAPA Holdings, LLC, a Delaware limited liability company and, where applicable, its consolidated subsidiaries; “WAPA Merger Sub” refers to Hemisphere Merger Sub I, LLC, a Delaware limited liability company; “WAPA2 Deportes” refers to a sports television network in Puerto Rico operated by WAPA.

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

These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “expect,” “positioned,” “strategy,” “future,” “potential,” “plan,” “forecast,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, statements relating to the synergies and the benefits that we expect to achieve from the Cable Networks Acquisition, including future financial and operating results, the Company’s plans, objectives, expectations and intentions and other statements that are not historical facts.

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

•                  the ability to realize anticipated growth and growth strategies of the company since the completion of (i) the Transaction and (ii) the Cable Networks Acquisition;

•                  the ability to realize the anticipated benefits of (i) the Transaction and (ii)  the Cable Networks Acquisition, in each case, which may be affected by, among other things, competition in the industry in which we operate;

•                  the risk that we may become responsible for certain liabilities of the Acquired Cable Networks;

•                  the costs expected to be incurred in connection with the integration of us and the Acquired Cable Networks;

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

•                  the risk that ratings on Cinelatino may be negatively impacted by the introduction of advertising on Cinelatino;

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

•                  the deterioration of general economic conditions, either nationally or in the local markets in which we operate, including Puerto Rico;

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$159,678	$142,010
Accounts receivable, net of allowance for doubtful accounts of $1,541 and $1,072, respectively	23,882	25,065
Due from related parties	1,094	1,032
Programming rights	5,970	5,441
Deferred taxes	4,222	4,222
Prepaid taxes and other current assets	8,680	8,071
Total current assets	203,526	185,841

Programming rights	7,894	6,652
Property and equipment, net	23,802	23,867
Deferred financing costs, net	2,507	2,758
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	84,845	91,611
Other assets	1,413	1,425
Total Assets	$530,230	$518,397

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,952	$2,176
Due to related parties	406	787
Accrued agency commissions	3,545	6,642
Accrued compensation and benefits	3,491	3,391
Accrued marketing	2,791	3,245
Other accrued expenses	7,941	5,312
Programming rights payable	4,307	4,228
Current portion of long-term debt	2,250	2,250
Total current liabilities	26,683	28,031

Programming rights payable	942	111
Long-term debt, net of current portion	218,607	219,541
Deferred taxes	11,670	11,670
Defined benefit pension obligation	2,732	2,631

Total Liabilities	260,634	261,984

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 15,302,441 and 14,518,734 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 30,027,418 shares issued and outstanding at June 30, 2015 and December 31, 2014	3	3
Additional paid-in capital	255,226	246,858
Treasury stock, at cost; 229,100 and 146,703 at June 30, 2015 and December 31, 2014, respectively	(3,040)	(1,961)
Retained earnings	17,992	12,098
Accumulated comprehensive loss	(586)	(586)
Total Stockholders’ Equity	269,596	256,413
Total Liabilities and Stockholders’ Equity	$530,230	$518,397

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenues	$32,618	$29,055	$62,089	$50,006

Operating Expenses:
Cost of revenues	9,908	9,292	19,360	16,890
Selling, general and administrative	9,325	8,241	17,909	15,122
Depreciation and amortization	4,265	4,832	8,646	7,410
Other expenses	306	62	306	311
Loss on disposition of assets	34	16	31	14
Total operating expenses	23,838	22,443	46,252	39,747

Operating income	8,780	6,612	15,837	10,259

Other Expenses:
Interest expense, net	(3,008)	(2,936)	(5,991)	(5,843)

Income before income taxes	5,772	3,676	9,846	4,416

Income tax (expense) benefit	(2,341)	1,642	(3,952)	1,150

Net income	$3,431	$5,318	$5,894	$5,566

Earnings per share:
Basic	$0.08	$0.13	$0.14	$0.13
Diluted	$0.08	$0.13	$0.14	$0.13

Weighted average shares outstanding:
Basic	42,737	42,345	42,566	42,259
Diluted	43,290	42,518	43,267	42,507

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$3,431	$5,318	$5,894	$5,566
Other comprehensive income	—	—	—	—
Comprehensive income	$3,431	$5,318	$5,894	$5,566

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2015

(Unaudited)

(amounts in thousands)

					Additional	Class A		Accumulated
	Class A Common Stock		Class B Common Stock		Paid In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2014	14,519	$1	30,027	$3	$246,858	$(1,961)	$12,098	$(586)	$256,413
Net income	—	—	—	—	—	—	5,894	—	5,894
Stock-based compensation	—	—	—	—	2,687	—	—	—	2,687
Vesting of restricted stock	304	—	—	—	274	(1,079)	—	—	(805)
Issuance of shares	479	—	—	—	5,407	—	—	—	5,407

Balance at June 30, 2015	15,302	$1	30,027	$3	$255,226	$(3,040)	$17,992	$(586)	$269,596

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2015	2014
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$5,894	$5,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,646	7,410
Program amortization	5,581	4,877
Amortization of deferred financing costs	251	254
Amortization of original issue discount	191	128
Stock-based compensation	2,687	3,216
Provision for bad debts	669	190
Loss on disposition of assets	31	14
Deferred taxes	—	(2,868)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	514	(4,687)
Due from related parties	(62)	44
Programming rights	(7,351)	(5,892)
Prepaid taxes and other current assets	(598)	(3,989)
(Decrease) increase in:
Accounts payable	(224)	881
Due to related parties	(381)	357
Accrued expenses	(823)	(2,908)
Programming rights payable	910	614
Other liabilities	101	52
Net cash provided by operating activities	16,036	3,259
Cash Flows From Investing Activities:
Acquisition of Cable Networks	—	(101,891)
Proceeds from sale of assets	3	10
Capital expenditures	(1,848)	(1,396)
Net cash used in investing activities	(1,845)	(103,277)
Cash Flows From Financing Activities:
Repayments of long-term debt	(1,125)	(875)
Purchase of treasury stock	(1,079)	(969)
Proceeds from issuance of stock	5,407	1
Excess tax benefits	274	106
Net cash provided by (used in) financing activities	3,477	(1,737)
Net increase (decrease) in cash	17,668	(101,755)
Cash:
Beginning	142,010	176,622
Ending	$159,678	$74,867

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,621	$5,465
Income taxes	$2,474	$3,720

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

Basis of presentation:  The accompanying unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2015. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report.

On April 1, 2014, we acquired the assets of three Spanish-language cable television networks for $101.9 million in cash. The three acquired cable networks include Pasiones, Centroamerica TV and Television Dominicana.

Reclassification: Certain prior year due from related parties accounts have been reclassified to accounts receivable on the accompanying condensed consolidated balance sheet, which resulted in an increase to accounts receivable and the related allowance for doubtful accounts to conform with the fiscal 2015 presentation with no impact to current assets.

Net earnings per common share:  Basic earnings per share (“EPS”) are computed by dividing income attributable to common stockholders by the number of weighted-average outstanding shares of common stock.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (Dollar and share amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for earnings per common share calculation:
Net income	$3,431	$5,318	$5,894	$5,566

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	42,737	42,345	42,566	42,259
Effect of dilutive securities
Stock options, resticted stock and warrants	553	173	701	248
Weighted-average common shares, diluted	43,290	42,518	43,267	42,507

EPS
Basic	$0.08	$0.13	$0.14	$0.13
Diluted	$0.08	$0.13	$0.14	$0.13

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 1.0 million shares of common stock for the three and six months ended June 30, 2015, respectively, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share

(“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and six months ended June 30, 2015 and 2014. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers (Topic 606). ASU 2014-09 replaces the majority of all U.S. GAAP guidance that currently exists on revenue recognition with a single model to be applied to all contracts with customers. The core principle of ASU 2014-09 is that “an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” For a public entity, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted, but not before annual periods beginning after December 15, 2016. An entity must apply ASU 2014-09 using either the full retrospective approach, by restating all years presented, or the cumulative effect at the date of adoption approach. We are currently evaluating the adoption methodology and the impact of this update on its consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued, ASU 2015-03 Interests — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. Recognition and measurement guidance are not impacted by the ASU.  The guidance is effective for fiscal years beginning after December 15, 2015, with retrospective disclosure upon transition, for all periods presented.  We will adopt the guidance in the first quarter of 2016, with the impact to our consolidated statement of position to be a reduction in assets where deferred costs are currently disclosed, and a reduction to long-term debt where these costs will be recorded after the transition.

Note 2. Related party transactions

The Company has various agreements with MVS Multivision Digital S. de R.L. de C.V. and its affiliates (collectively “MVS”), a Mexican media and television conglomerate, which have directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed.  Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations.  Total expenses incurred were $0.5 million for each of the three months ended June 30, 2015 and 2014, and $1.1 million for each of the six months ended June 30, 2015 and 2014.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $1.2 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $2.4 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.

•                  An affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.5 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively.

•                  In November 2013, Cinelatino licensed six movies from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0 for each of the three months ended June 30, 2015 and 2014. At June 30, 2015 and December 31, 2014, $0.0 million, is included in programming rights related to this agreement.

Amounts due from MVS pursuant to the agreements noted above, net of an allowance for doubtful accounts, amounted to $3.5 million and $3.4 million at June 30, 2015 and December 31, 2014, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.4 million and $0.7 million at June 30, 2015 and December 31, 2014, respectively, and are remitted monthly.

We entered into a three year consulting agreement effective April 9, 2013 with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and amounted to $0.1 million and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.  Amounts due to this related party totaled $0.0 million and $0.1 million at June 30, 2015 and December 31, 2014, respectively.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara for the licensing of three movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations, and amounted to $0 million for each of the six months ended June 30, 2015 and 2014.  At June 30, 2015 and December 31, 2014, $0.2 million, is included in Programming Rights in the accompanying condensed consolidated balance sheets.

During 2013, we engaged Pantelion to assist in the licensing of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax Films, LLC (“Panamax”), Lions Gate Films Inc. (“Lions Gate”) and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion, in connection with their services, up to 12.5% of all “licensing revenues”.  Total licensing revenues are included in net revenues in the accompanying condensed consolidated statements of operations and amounted to $0.0 million for the three and six months ended June 30, 2015 and 2014.  Total expenses incurred are included in cost of revenues in the accompanying condensed consolidated statements of operations and amounted to $0.0 million for each of the three and six months ended June 30, 2015 and 2014.  There are no amounts due to Pantelion at June 30, 2015 and December 31, 2014.

Since February, 2015, we are operating under a non-binding term sheet (subject to documentation and execution of a definitive agreement) to license the rights to fourteen (14) motion pictures from Lions Gate for a total license fee of $0.8 million. Some of the fourteen titles are owned by Panetlion, for which Lions Gate acts as Pantelion’s exclusive licensing agent. Fees paid by Cinelatino to Lions Gate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations, and amounted to $0.0 million for each of the three and six months ended June 30, 2015, respectively.  At June 30, 2015, $0.1 million is included in programming rights in the accompanying condensed consolidated balance sheets related to this agreement.

Note 3. Goodwill and intangible assets

Goodwill and intangible assets consist of the following at June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30,	December 31,
	2015	2014
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	84,845	91,611
Total intangible assets	$291,088	$297,854

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the six months ended June 30, 2015 is as follows (amounts in thousands):

	Net Balance at December 31, 2014	Additions	Impairment	Net Balance at June 30, 2015
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the six months ended June 30, 2015 is as follows (amounts in thousands):

	Net Balance at December 31, 2014	Additions	Amortization	Net Balance at June 30, 2015
Affiliate relationships	$69,064	$—	$(6,150)	$62,914
Advertiser Relationships	2,896	—	(276)	2,620
Non-Compete Agreement	2,882	—	(274)	2,608
Other intangibles	83	17	(83)	17
Total Finite-lived intangibles	$74,925	$17	$(6,783)	$68,159

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.3 million and $3.9 million for the three months ended June 31, 2015 and 2014, respectively, and $6.8 million and $5.5 million for the six months ended June 30, 2015 and 2014, respectively. The weighted average remaining amortization period is 5.5 years at June 30, 2015.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder 2015	$6,700
2016	13,405
2017	13,232
2018	13,175
2019	8,432
2020	6,027
2021 and thereafter	7,188
$68,159

Note 4. Income taxes

For the six month periods ended June 30, 2015 and 2014, our income tax expense has been computed utilizing the estimated annual effective rates of 40.1% and 38.8% respectively. The difference between the annual effective rate of 40.1% and the statutory Federal income tax rate of 35% in the six month period in 2015, is primarily due to state and foreign income taxes. The difference between the annual effective rate of 38.8% and the actual effective rate in the six month period in 2014, is primarily due to the reversal of the valuation allowance previously recorded of $2.5 million, as we determined that it was reasonably certain that our foreign tax credits will be realized following the Cable Networks Acquisition on April 1, 2014.

Income tax expense for the three and six months ended June 30, 2015, was $2.3 million and $4.0 million, respectively.  Income tax benefit for the three and six months ended June 30, 2014, was $1.6 million and $1.2 million, respectively.

Note 5. Long-term debt

Long-term debt at June 30, 2015 and 2014 consists of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Senior Notes due July 2020	$220,857	$221,791
Less: Current portion	(2,250)	(2,250)
	$218,607	$219,541

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

The proceeds of the Term Loan Facility, as amended, were used to pay fees and expenses associated with the Transaction and the Cable Networks Acquisition, and for general corporate purposes including potential future acquisitions.  The OID of $1.9 million, net of accumulated amortization of $0.5 million at June 30, 2015, was recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Amended Term Loan Facility. We recorded $2.5 million of deferred financing costs associated with the Term Loan Facility, as amended, net of accumulated amortization of $0.7 million at June 30, 2015, which will be amortized utilizing the effective interest rate method over the remaining term of the Amended Term Loan Facility.

The Amended Term Loan Facility principal payments are payable on quarterly due dates commencing September 30, 2014, with a final installment on July 30, 2020.

In addition, pursuant to the terms of the Amended Term Loan Facility, within 90 days after the end of each fiscal year (commencing with the fiscal year ending December 31, 2015), the Borrowers are required to make a prepayment of the loan principal in an amount equal to 50% of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios.

The carrying value of the long-term debt approximates fair value at June 30, 2015 and December 31, 2014. The estimated fair value of our variable-rate debt was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of June 30, 2015 (amounts in thousands):

Year Ending December 31,
2015	$1,125
2016	2,250
2017	2,250
2018	2,250
2019 and thereafter	214,875
$222,750

Note 6. Stockholders’ equity

Secondary Offering

In May 2015, the Company completed a secondary offering on behalf of certain selling stockholders of 3,195,583 shares of Class A common stock at a price of $12.00 per share, less underwriting discounts and commissions. In connection with the offering, the underwriters exercised their additional share purchase option, where an additional 479,337 shares were offered by the Company at $12.00 per share, less underwriting discounts and commissions (the “Option Shares”).  The Company did not receive any of the proceeds related to the sale of the 3,195,583 shares of Class A common stock from the secondary offering, and received net proceeds of approximately $5.4 million from the sale of the Option Shares.

Equity incentive plans

An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan). At June 30, 2015, 0.9 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.4 million and $1.7 for the three months ended June 30, 2015 and 2014, respectively, and $2.7 million and $3.2 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was $2.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over weighted-average period of 2.0 years. At June 30, 2015, there was $2.9 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.9 years.

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

Black-Scholes Option Valuation Assumptions	Six Months Ended June 30, 2015	2014
Risk-free interest rate	1.77% - 2.12%	1.76%-1.92%
Dividend yield	—	—
Volatility	26.2% - 29.5%	28.4%-30.9%
Weighted-average expected term (years)	6.7	6.0-6.3

The following table summarizes stock option activity for the six months ended June 30, 2015 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2014	1,870	$11.23	8.4	$4,721
Granted	75	13.30	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2015	1,945	$11.31	7.9	$2,296
Vested at June 30, 2015	1,027	$11.30	7.7	$1,296
Exercisable at June 30, 2015	1,027	$11.30	7.7	$1,296

The weighted average grant date fair value of options granted for the six months ended June 30, 2015 was $4.36. At June 30, 2015, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the six months ended June 30, 2015 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2014	719	$9.82
Granted	74	12.10
Vested	(304)	10.53
Forfeited	—	—
Outstanding at June 30, 2015	489	$9.72

At June 30, 2015, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

In connection with our capitalization noted above, we have issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. At June 30, 2015, 14.7 million warrants were issued and outstanding, which are exercisable into 7.3 million shares of our Class A common stock. Warrants are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants, at an effective exercise price of $12.00 per share. At the option of the Company, 10.0 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. During the six months ended June 30, 2015, no warrants were exercised.

Note 7.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not materially affect our financial condition.

Note 8. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.1 million for each of the three months ended June 30, 2015 and 2014, and $0.3 million and $0.2 million for the six months ended June 30, 2015 and 2014, respectively.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
2015	$127	$6,096	$6,223
2016	59	6,026	6,085
2017	49	2,625	2,674
2018	48	1,824	1,872
2019 and thereafter	5	2,001	2,006
Total	$288	$18,572	$18,860

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

Headquartered in Miami, Florida, we own and operate the following leading Spanish language networks and content production platform, including leading movie and telenovela channels, two of the most popular Hispanic entertainment genres, and the leading cable television networks targeting the second, third and fourth largest U.S. Hispanic groups:

•                  Cinelatino:  the leading Spanish-language cable movie network with over 15 million subscribers across the U.S., Latin America and Canada, including 4.4 million subscribers in the U.S. and 11.1 million subscribers in Latin America. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-rated Spanish-language cable movie network in the U.S. and the #2-rated Spanish-language cable television network in the U.S. overall (excluding sports networks).

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

•                  Pasiones:  a cable television network dedicated to showcasing the best telenovelas and serialized dramas, licensed from the most important producers. Pasiones is distributed in the U.S. to 4.3 million subscribers and in Latin America to 9.4 million subscribers.

•                  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to 3.9 million subscribers.

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic, as well as the professional winter baseball league from the Dominican Republic. Television Dominicana is distributed in the U.S. to over 2.8 million subscribers.

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

Retransmission and subscriber fees are charged to distributors of our Networks, including cable, satellite and telecommunication service providers, pursuant to multi-year agreements. We believe our Networks are well positioned to further grow our retransmission and subscriber fees, fueled by our Networks’ strong ratings, continued growth in our target demographic audiences and robust content portfolio. We continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, and new system launches.

WAPA primarily derives its revenue from advertising, though retransmission fees are growing rapidly and becoming a larger contributor to revenue. WAPA America, Pasiones, Centroamerica TV and Television Dominicana derive revenue from both subscriber fees and advertising revenue. As of June 30, 2015, Cinelatino was commercial-free, and generated 100% of its revenue from subscriber fees. However, to further monetize Cinelatino’s strong ratings and attractive audience, we have introduced advertising on Cinelatino’s U.S feed in July 2015.

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

Hispanics represent 17% of the total U.S. population and approximately 10% of the total U.S. discretionary consumption, but only 5% of the aggregate media spend targets U.S. Hispanics. As a result of the under-indexing of the media spend targeting U.S. Hispanics, advertisers have been and are expected to continue to increase the portion of their marketing dollars targeted towards U.S. Hispanics. U.S. Hispanic cable network advertising revenue grew at a 14% CAGR from 2007 to 2014, more than doubling from $178 million to $435 million. Going forward, advertising on U.S. Hispanic cable networks is expected to grow to $719 million in 2017, representing a CAGR of 18%, presenting a significant and growing opportunity for our U.S. networks.

Management expects our U.S. networks to benefit from significant growth in subscribers, as the U.S. Hispanic population continues to grow rapidly. As of the 2014 U.S. Census Update, 55 million Hispanics resided in the United States, which represents an increase of 20 million people, or 57%, between 2000 and 2015, and is expected to grow to 64 million by 2020. Hispanic television households grew by 31% during the period from 2006 to 2014, from 11.2 million households to 14.8 million households. Similarly, Hispanic pay-TV subscribers increased 57% since 2006 to 12.3 million subscribers. The continued rapid growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for WAPA America and Cinelatino.

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

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2015 and 2014:

(Unaudited)

(amounts in thousands)

			$ Change	% Change			$ Change	% Change
	Three Months Ended June 30,		Favorable/	Favorable/	Six Months Ended June 30,		Favorable/	Favorable/
	2015	2014	(Unfavorable)	(Unfavorable)	2015	2014	(Unfavorable)	(Unfavorable)

Net revenues	$32,618	$29,055	$3,563	12.3%	$62,089	$50,006	$12,083	24.2%
Operating Expenses:
Cost of revenues	9,908	9,292	(616)	(6.6)%	19,360	16,890	(2,470)	(14.6)%
Selling, general and administrative	9,325	8,241	(1,084)	(13.2)%	17,909	15,122	(2,787)	(18.4)%
Depreciation and amortization	4,265	4,832	567	11.7%	8,646	7,410	(1,236)	(16.7)%
Other expenses	306	62	(244)	(393.7)%	306	311	5	1.6%
Loss on disposition of assets	34	16	(18)	112.5%	31	14	(17)	121.4%
Total operating expenses	23,838	22,443	(1,395)	(6.2)%	46,252	39,747	(6,505)	(16.4)%

Operating income	8,780	6,612	2,168	32.8%	15,837	10,259	5,578	54.4%

Other Expenses:
Interest expense, net	(3,008)	(2,936)	(72)	(2.5)%	(5,991)	(5,843)	(148)	(2.5)%

Income before income taxes	5,772	3,676	2,096	57%	9,846	4,416	5,430	123.0%

Income tax (expense) benefit	(2,341)	1,642	(3,983)	NM	(3,952)	1,150	(5,102)	NM
Net Income	$3,431	$5,318	$(1,887)	35.5%	$5,894	$5,566	$328	5.9%

NM = Not meaningful

Net Revenues

Net revenues increased $3.6 million, or 12%, for the three months ended June 30, 2015, and increased $12.1 million, or 24%, for the six months ended June 30, 2015.  The increases, in both the three and six month periods, were driven by growth in advertising revenues and subscriber and retransmission fees across all of the Company’s networks driven by growth in subscribers and rate increases.  The increase in the six months ended June 30, 2015 was also due to the inclusion of the Acquired Cable Networks, which were not included in the prior year’s first quarter.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	June 30, 2015	December 31, 2014
U.S. Cable Networks:
WAPA America	5,218	5,115
Cinelatino	4,367	4,297
Pasiones	4,298	4,004
Centroamerica TV	3,921	3,571
Television Dominicana	2,856	2,437
Total	20,660	19,424

Latin America Cable Networks:
Cinelatino	11,103	10,544
Pasiones	9,421	8,702
Total	20,524	19,246

(a)         Amounts presented are based on most recent remittances received from the Company’s distributors as of the respective dates shown above.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and technical distribution costs.  Cost of revenues increased $0.6 million, or 7%, for the three months ended June 30, 2015, and increased $2.5 million, or 15%, for the six months ended June 30, 2015.  The increase for the three months ended June 30, 2015, was driven primarily by increased investment in programming at the Acquired Cable Networks.  The increase for the six months ended June 30, 2015, was due to the inclusion of the Acquired Cable Networks, which were not included in the prior year’s first quarter, and the increased investment in programming during the current quarter.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, corporate employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses increased $1.1 million, or 13%, for the three months ended June 30, 2015, and increased $2.8 million, or 18% for the six months ended June 30, 2015.  The increases were driven by higher salaries and benefits expense as we expand our infrastructure to support the expansion of our business, higher professional fees, particularly audit and Sarbanes-Oxley consulting fees.  The increase in the six months ended June 30, 2015 was also due to the inclusion of the Acquired Cable Networks, which were not included in the prior year’s first quarter.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense decreased $0.6 million, or 12% for the three months ended June 30, 2015, primarily due to the expiration of the useful lives of certain intangibles identified in the Cable Networks Acquisition, which were fully reflected in the prior year’s quarter, but not in the current quarter.  Depreciation and amortization expense increased $1.2 million or 17% for the six months ended June 30, 2015 primarily due to inclusion of the Acquired Cable Networks, which were not included in the prior year’s first quarter, offset in part by the decline in amortization of intangibles in the current quarter.

                                                Other Expenses: Other expenses include legal and financial advisory fees, and other fees incurred in connection with corporate finance activities, including debt and equity financings, and acquisition activities.  Other expenses increased $0.2 million for the three months ended June 30, 2015, due primarily to the incurrence of fees in connection with the secondary equity offering in May 2015.  Other expenses were unchanged for the six months ended June 30, 2015, due primarily to the fees incurred in connection with the secondary equity offering in May 2015 being offset in part by fees incurred in the Cable Networks Acquisition, which closed on April 1, 2014. For more information, see Note 6, “Stockholders’ Equity”, of Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Interest Expenses

Interest expense increased $0.1 million for the three and six months ended June 30, 2015, due to an increase in our Term Loan Facility from $173.7 million at June 30, 2014 to $222.8 million at June 30, 2015, offset in part by a reduction in the interest rate on the Term Loan Facility from 6.25% in 2014 to 5.00% in 2015.

Income Tax (Expense) Benefit

Income tax expense increased $4.0 million and $5.1 million for the three and six months ended June 30, 2015, due to the reversal in the prior year’s second quarter of a $2.5 million valuation allowance related to foreign tax credits, and an increase in income before taxes of $2.1 million and $5.4 million for the three and six months ended June 30, 2015.  For more information, see Note 4, “Income Taxes,” of Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Net Income

Net income decreased $1.9 million for the three months ended June 30, 2015, and increased $0.3 million for the six months ended June 30, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At June 30, 2015, we had $159.7 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and may be used to fund acquisitions.

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

Cash Flows

	Six Months Ended June 30,
Anounts in thousands:	2015	2014
Cash provided by (used in):
Operating activities	$16,036	$3,259
Investing activities	(1,845)	(103,277)
Financing activities	3,477	(1,737)
Net increase (decrease) increase in cash	$17,668	$(101,755)

Comparison for the Six Months Ended June 30, 2015 and June 30, 2014

Operating Activities

Cash provided by operating activities was primarily driven by our net income, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the six months ended June 30, 2015 was $16.0 million, an increase of $12.8 million, as compared to $3.3 million in the prior year period, due primarily to an $0.3 million increase in net income, a $4.8 million increase in non-cash items and a $7.6 million decrease in net working capital.  Non-cash items increased primarily as a result of a $2.9 million decrease in deferred taxes, a $1.2 million increase in depreciation and amortization expense, and a $0.7 million increase in programming amortization.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015, was $1.9 million, as compared to $103.3 million in the prior year period.  The decrease is primarily due to the Cable Networks Acquisition in 2014, which was funded with $101.9 million from cash on our balance sheet, offset in party by an increase of $0.5 million in capital expenditures.

Financing Activities

For the six months ended June 30, 2015, net cash provided by financing activities was $3.5 million, as compared to a net cash use of $1.7 million in the prior year period.  This increase was due to $5.4 million of net proceeds from the secondary equity offering in May 2015, offset in party by higher principal payments made in the current year period on the Amended Term Loan Facility entered into on July 31, 2014, as compared to principal payments made in the prior year quarter on the Term Loan Facility entered into on July 30, 2013.  For more information, see Note 5, “Long-Term Debt” and Note 6, “Stockholders’ Equity” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable-rate of interest on the Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Amended Term Loan Facility, we do not speculate on the future direction of interest rates. As of June 30, 2015, our exposure to changing market rates with respect to the Amended Term Loan Facility was as follows (amounts in thousands):

June 30, 2015
Variable rate debt	$222.8
Interest rate	5.00%

As of June 30, 2015, the total outstanding balance on the Amended Term Loan Facility was approximately $222.8 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $222.8 million, we would incur an increase in interest expense of approximately $2.2 million per year. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. Dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth in this Item 1A, there have not been any material changes during the quarter ended June 30, 2015 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Puerto Rico’s continuing economic hardships may have a negative effect on the overall performance of our Business, financial condition and results of operations.

Financial and economic conditions in Puerto Rico have further deteriorated and continue to be uncertain.  The continuation or worsening of such conditions could have an adverse effect on our Business, results of operations, and/or financial condition.

Puerto Rico’s track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges.  Puerto Rico’s government is facing a poor fiscal condition, high unemployment rate and extremely low labor force participation.  Serious fiscal challenges have recently surfaced that are closely interrelated with Puerto Rico’s weak economic performance.  Although Puerto Rico has implemented measures intended to address its budgetary gaps and economic challenges, including raising the corporate tax rate from 30% to 39%, passing amendments to the income tax, sales tax and use tax, or IVU, effective July 1, 2015, which implements a rate of 11.5%, and passing a new value added tax system (that will replace the IVU on April 1, 2016) that implements a rate of 10.5%, which will apply to certain taxable transactions and articles, including a merchant’s sale into Puerto Rico of goods and services, a non-resident’s rendering of a service to a person in Puerto Rico, and other combined transactions, passing a balanced budget for fiscal 2015, and other significant expenditure controls and revenue enhancement measures, the Puerto Rican economy has been and continues to be in a recession since 2006, and has been burdened by limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other potential fiscal challenges.  There can be no assurance that any historical or new actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will achieve their intended effect.

Persistent deficits in Puerto Rico’s fiscal accounts, as well as mounting deficits in the operation of several major public corporations have substantially raised Puerto Rico’s overall public debt to approximately $72 billion.  On June 28, 2015 the Governor of Puerto Rico publicly announced that his administration will seek broad concessions from the commonwealth’s creditors, warning that Puerto Rico’s obligations on its outstanding municipal bonds are not otherwise payable.  Unlike U.S. municipalities, Puerto Rican public corporations and municipalities do not have the protections of Chapter 9 of the U.S. Bankruptcy Code.  On July 28, 2015, U.S. Treasury Secretary Jacob Lew urged immediate action from Congress to pass pending legislation in order open a bankruptcy path for Puerto Rican public corporations and municipalities.  Secretary Lew warned the Senate Finance Committee that without a tested legal regime in place, any resolution of Puerto Rico’s financial obligations would likely be a chaotic, protracted, and costly process both for Puerto Rico and more broadly for the United States.

On August 3, 2015, Puerto Rico’s Government Development Bank failed to make a $58 million payment in full due on behalf of the Public Finance Corporation, citing lack of appropriated funds for such payment, which prompted Moody’s to declare an event of default.  Inability to extract concessions from the Puerto Rico’s bondholders, lack of legislative action to allow Chapter 9 protection to Puerto Rican public corporations and municipalities, a potential government shutdown, potential expenses and delays implementing budget solutions, the loss or reduction in the flow of federal funds, additional unemployment, and contraction in the manufacturing and construction sectors could have serious negative consequences for Puerto Rico’s economy and further heighten the risks associated with the our exposure to Puerto Rico’s economy.  In addition, continued volatile economic conditions in Puerto Rico or declines in consumer confidence could have a negative impact on the broadcast television industry or the industries of our advertisers, resulting in reduced advertising sales.

In addition to any negative direct consequences to our Business or results of operations arising from these financial and economic developments, some of these actions may adversely affect financial institutions, advertisers, or other consumers on whom we rely.  Our Business and results of operations could be negatively affected as a result.  Additionally, our access to future capital or financing arrangements, or the cost of such capital or financings, may be affected by the economic climate in Puerto Rico.

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
4.1

Joinder and Waiver to Registration Rights Agreement, by and among the Company and the parties identified as Transferees and Investors therein, dated April 2, 2015 (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed with the Commission on April 2, 2015 (File No. 333-203223)).

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

HEMISPHERE MEDIA GROUP, INC.

DATE: August 11, 2015	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 11, 2015	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
4.1

Joinder and Waiver to Registration Rights Agreement, by and among the Company and the parties identified as Transferees and Investors therein, dated April 2, 2015 (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed with the Commission on April 2, 2015 (File No. 333-203223)).

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