Form 10-Q
period 2015-09-30
HEMISPHERE MEDIA GROUP, INC.
filed 2015-11-09
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 6, 2015
Class A common stock, par value $0.0001 per share	15,602,725 shares
Class B common stock, par value $0.0001 per share	30,027,418 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2015

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets
Cash	$170,399	$142,010
Accounts receivable, net of allowance for doubtful accounts of $1,646 and $1,072, respectively	23,636	24,763
Due from related parties	1,448	1,334
Programming rights	5,512	5,441
Deferred taxes	4,487	4,222
Prepaid taxes and other current assets	8,917	8,071
Total current assets	214,399	185,841

Programming rights	7,578	6,652
Property and equipment, net	24,870	23,867
Deferred financing costs, net	2,381	2,758
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	81,531	91,611
Other assets	2,042	1,425
Total Assets	$539,044	$518,397

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,934	$2,176
Due to related parties	991	787
Accrued agency commissions	5,665	6,642
Accrued compensation and benefits	4,209	3,391
Accrued marketing	3,179	3,245
Taxes payable	3,671	927
Other accrued expenses	7,661	4,385
Programming rights payable	4,405	4,228
Current portion of long-term debt	2,250	2,250
Total current liabilities	33,965	28,031

Programming rights payable	274	111
Long-term debt, net of current portion	218,140	219,541
Deferred taxes	9,889	11,670
Defined benefit pension obligation	2,698	2,631

Total Liabilities	264,966	261,984

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 15,317,441 and 14,518,734 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 30,027,418 shares issued and outstanding at September 30, 2015 and December 31, 2014	3	3
Additional paid-in capital	256,797	246,858
Treasury stock, at cost; 229,100 and 146,703 at September 30, 2015 and December 31, 2014, respectively	(3,040)	(1,961)
Retained earnings	20,903	12,098
Accumulated other comprehensive loss	(586)	(586)
Total Stockholders’ Equity	274,078	256,413
Total Liabilities and Stockholders’ Equity	$539,044	$518,397

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$31,465	$28,781	$93,554	$78,787

Operating Expenses:
Cost of revenues	10,249	9,174	29,609	26,067
Selling, general and administrative	8,907	8,353	26,816	23,473
Depreciation and amortization	4,283	4,668	12,929	12,077
Other expenses	75	972	381	1,282
Loss on disposition of assets	—	55	31	70
Total operating expenses	23,514	23,222	69,766	62,969

Operating income	7,951	5,559	23,788	15,818

Other Expenses:
Interest expense, net	(3,080)	(3,029)	(9,071)	(8,871)
Loss on extinguishment of debt	—	(1,116)	—	(1,116)
	(3,080)	(4,145)	(9,071)	(9,987)

Income before income taxes	4,871	1,414	14,717	5,831

Income tax (expense) benefit	(1,961)	(751)	(5,912)	399

Net income	$2,910	$663	$8,805	$6,230

Earnings per share:
Basic	$0.07	$0.02	$0.21	$0.15
Diluted	$0.07	$0.02	$0.20	$0.15

Weighted average shares outstanding:
Basic	43,103	42,383	42,748	42,301
Diluted	44,143	42,587	43,563	42,534

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$2,910	$663	$8,805	$6,230
Other comprehensive income	—	—	—	—
Comprehensive income	$2,910	$663	$8,805	$6,230

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2015

(Unaudited)

(amounts in thousands)

					Additional	Class A		Accumulated Other
	Class A Common Stock		Class B Common Stock		Paid In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2014	14,519	$1	30,027	$3	$246,858	$(1,961)	$12,098	$(586)	$256,413
Net income	—	—	—	—	—	—	8,805	—	8,805
Stock-based compensation	—	—	—	—	4,123	—	—	—	4,123
Vesting of restricted stock	304	—	—	—	250	(1,079)	—	—	(829)
Issuance of shares	479	—	—	—	5,407	—	—	—	5,407
Exercise of stock options	15	—	—	—	159	—	—	—	159

Balance at September 30, 2015	15,317	$1	30,027	$3	$256,797	$(3,040)	$20,903	$(586)	$274,078

See accompanying notes to condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$8,805	$6,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,929	12,077
Program amortization	8,430	7,486
Amortization of deferred financing costs	377	380
Amortization of original issue discount	287	214
Stock-based compensation	4,123	4,606
Provision for bad debts	777	767
Loss on disposition of assets	31	70
Loss on extinguishment of debt	—	1,116
Deferred taxes	(2,046)	(2,189)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	350	(4,552)
Due from related parties	(114)	(204)
Programming rights	(9,427)	(6,969)
Prepaid taxes and other current assets	(1,463)	(6,279)
(Decrease) increase in:
Accounts payable	(243)	428
Due to related parties	204	(145)
Accrued expenses	5,795	(285)
Programming rights payable	340	(883)
Income tax payable	—	(117)
Other liabilities	67	111
Net cash provided by operating activities	29,222	11,862
Cash Flows From Investing Activities:
Acquisition of Cable Networks	—	(101,891)
Proceeds from sale of assets	3	10
Capital expenditures	(3,885)	(2,010)
Net cash used in investing activities	(3,882)	(103,891)
Cash Flows From Financing Activities:
Proceeds from term loan	—	70,565
Deferred financing fees	—	(756)
Repayments of long-term debt	(1,688)	(21,378)
Purchase of treasury stock	(1,079)	(969)
Proceeds from issuance of stock	5,407	1
Exercise of stock options	159	—
Excess tax benefits	250	106
Net cash provided by financing activities	3,049	47,569
Net increase (decrease) in cash	28,389	(44,460)
Cash:
Beginning	142,010	176,622
Ending	$170,399	$132,162

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$8,466	$8,304
Income taxes	$4,128	$3,720

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

Basis of presentation:  The accompanying unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2015. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Annual Report.

On April 1, 2014, we acquired the assets of three Spanish-language cable television networks for $101.9 million in cash. The three acquired cable networks include Pasiones, Centroamerica TV and Television Dominicana.

Reclassification: Certain prior year amounts presented in due from related parties accounts have been reclassified to accounts receivable on the accompanying condensed consolidated balance sheet, which resulted in an increase to accounts receivable and the related allowance for doubtful accounts to conform with the fiscal 2015 presentation with no impact to current assets.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (Dollar and share amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for earnings per common share calculation:
Net income	$2,910	$663	$8,805	$6,230

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	43,103	42,383	42,748	42,301
Effect of dilutive securities
Stock options, restricted stock and warrants	1,040	204	815	233
Weighted-average common shares, diluted	44,143	42,587	43,563	42,534

EPS
Basic	$0.07	$0.02	$0.21	$0.15
Diluted	$0.07	$0.02	$0.20	$0.15

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 1.0 million shares of common stock for the three and nine months ended September 30, 2015, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and nine months ended September 30, 2015 and 2014. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recent accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

FASB has issued Accounting Standards Update (ASU) 2015-15 Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.  This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issue Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  In April 2015, the FASB issued update, ASU 2015-03 Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Given the absence of authoritative guidance within the ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We will adopt the guidance in the first quarter of 2016, with the impact to our consolidated statement of position to be a reduction in assets where deferred costs are currently disclosed, and a reduction to long-term debt where these costs will be recorded after the transition.

Note 2. Related party transactions

The Company has various agreements with MVS Multivision Digital S. de R.L. de C.V. and its affiliates (collectively “MVS”), a Mexican media and television conglomerate, which have directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed.  Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations.  Total expenses incurred were $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.6 million for each of the nine months ended September 30, 2015 and 2014.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $1.3 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $3.7 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively.

•                  An affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (dba Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.5 million for each of the three months ended September 30, 2015, and 2014, and $1.5 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively.

•                  An affiliation agreement, effective July 2015 through January 2018 for the distribution and exhibition of Pasiones’ Latin American programming service through Dish Mexico (dba Comercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.0 million for the three and nine months ended September 30, 2015.

•                  In November 2013, Cinelatino licensed six movies from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0 for each of the three months ended September 30, 2015 and 2014. At September 30, 2015 and December 31, 2014, $0.0 million, is included in programming rights related to this agreement.

Amounts due from MVS pursuant to the agreements noted above amounted to $1.4 million and $1.3 million at September 30, 2015 and December 31, 2014, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.9 million and $0.7 million at September 30, 2015 and December 31, 2014, respectively, and are remitted monthly.

We entered into a three-year consulting agreement, effective April 9, 2013, with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations and amounted to $0.1 million for each of the three months ended September 30, 2015 and 2014, and $0.2 million for each of the nine months ended September 30, 2015 and 2014.  Amounts due to this related party totaled $0.1 million at September 30, 2015 and December 31, 2014.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara for the licensing of three movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations, and amounted to $0.0 million for each of the three and nine months ended September 30, 2015 and 2014.  At September 30, 2015 and December 31, 2014, $0.2 million, is included in Programming Rights in the accompanying condensed consolidated balance sheets.

During 2013, we engaged Pantelion to assist in the licensing of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax Films, LLC (“Panamax”), Lions Gate Films Inc. (“Lions Gate”) and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion, in connection with their services, up to 12.5% of all “licensing revenues”.  Total licensing revenues are included in net revenues in the accompanying condensed consolidated statements of operations and amounted to $0.0 million for the three and nine months ended September 30, 2015 and 2014.  Total expenses incurred are included in cost of revenues in the accompanying condensed consolidated statements of operations and amounted to $0.0 million for each of the three and nine months ended September 30, 2015 and 2014.  Amounts due to this related party totaled $0.1 million at September 30, 2015 and December 31, 2014.

Effective February 1, 2015, we entered into a licensing agreement to license the rights to fourteen (14) motion pictures from Lions Gate for a total license fee of $0.8 million. Some of the fourteen titles are owned by Pantelion, for which Lions Gate acts as Pantelion’s exclusive licensing agent. Fees paid by Cinelatino to Lions Gate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations, and amounted to $0.0 million and $0.1 million for each of the three and nine months ended September 30, 2015, respectively.  At September 30, 2015, $0.3 million is included in programming rights in the accompanying condensed consolidated balance sheets related to this agreement.

We entered into a services agreement with InterMedia Advisors, LLC (“IMA”), which has officers, directors and stockholders in common with the Company, services including, without limitation, office space and operational support and pursuant to a reimbursement agreement with IMA’s affiliate, InterMedia Partners VII, L.P.  Amounts due to this related party amounted to $0.0 million at September 30, 2015 and December 31, 2014. Such expenses are included in selling, general and administrative expenses and amounted to $0.0 million for each of the three and nine month periods ended September 30, 2015 and 2014.

Note 3. Goodwill and intangible assets

Goodwill and intangible assets consist of the following at September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30,	December 31,
	2015	2014
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	81,531	91,611
Total intangible assets	$287,774	$297,854

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the nine months ended September 30, 2015 is as follows (amounts in thousands):

	Net Balance at December 31, 2014	Additions	Impairment	Net Balance at September 30, 2015
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the nine months ended September 30, 2015 is as follows (amounts in thousands):

	Net Balance at December 31, 2014	Additions	Amortization	Net Balance at September 30, 2015
Affiliate relationships	$69,064	$—	$(9,224)	$59,840
Advertiser Relationships	2,896	—	(414)	2,482
Non-Compete Agreement	2,882	—	(412)	2,470
Other intangibles	83	53	(83)	53
Total Finite-lived intangibles	$74,925	$53	$(10,133)	$64,845

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.3 million and $3.7 million for the three months ended September 30, 2015 and 2014, respectively, and $10.1 million and $9.2 million for the nine months ended September 30, 2015 and 2014, respectively. The weighted average remaining amortization period is 5.3 years at September 30, 2015.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder 2015	$3,350
2016	13,417
2017	13,244
2018	13,187
2019	8,432
2020	6,027
2021 and thereafter	7,188
$64,845

Note 4. Income taxes

For the nine month periods ended September 30, 2015 and 2014, our income tax expense has been computed utilizing the estimated annual effective rates of 36.6% and 38.8% respectively. The difference between the annual effective rate of 36.6% and the statutory Federal income tax rate of 35% in the nine month period in 2015, is primarily due to state and foreign income taxes. The difference between the annual effective rate of 38.8% and the actual effective rate in the nine month period in 2014, is primarily due to the reversal of the valuation allowance previously recorded of $2.5 million, as we determined that it was reasonably certain that our foreign tax credits will be realized following the Cable Networks Acquisition on April 1, 2014.

In connection with the filing of our 2014 federal and state tax returns in September, we completed our return to provision true-up, which resulted in an increase in our deferred tax asset of $0.2 million and a decrease in our deferred tax liability of $1.8 million.

Income tax expense for the three and nine months ended September 30, 2015, was $2.0 million and $5.9 million, respectively.  Income tax expense for the three months ended September 30, 2014, was $0.8 million and the income tax benefit for the nine months ended September 30, 2014 was $0.4 million.

Note 5. Long-term debt

Long-term debt at September 30, 2015 and 2014 consists of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Senior Notes due July 2020	$220,390	$221,791
Less: Current portion	(2,250)	(2,250)
	$218,140	$219,541

On July 30, 2013 certain of our subsidiaries (the “Borrowers”) entered into a credit agreement providing for a $175.0 million senior secured term loan B facility (the “Term Loan Facility”), which matures on July 30, 2020. On July 31, 2014, certain of our subsidiaries amended the Term Loan Facility (the “Amended Term Loan Facility”), which provides for an aggregate principal amount of $225.0 million and matures on July 30, 2020.  Pricing on the Amended Term Loan Facility was set at LIBOR plus 400 basis points (decreased from a margin of 500 basis points) subject to a LIBOR floor of 1.00% (decreased from a LIBOR floor of 1.25%), resulting in an effective interest rate of 5.00% in the current quarter and 0.5% of original issue discount (“OID”). The Amended Term Loan Facility also provides an uncommitted accordion option (the “Incremental Facility”) allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $40.0 million plus (ii) an additional amount of up to 4.0x first lien net leverage. The obligations under the Amended Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). Additionally, the Amended Term Loan Facility provides for an uncommitted incremental revolving loan option in an aggregate principal amount of up to $20.0 million, which shall be secured on a pari passu basis by the collateral securing the Amended Term Loan Facility.  The Amended Term Loan Facility is secured by a first-priority perfected security interest in substantially all of our assets.

The proceeds of the Term Loan Facility, as amended, were used to pay fees and expenses associated with the Transaction and the Cable Networks Acquisition, and for general corporate purposes including potential future acquisitions.  The OID of $1.8 million, net of accumulated amortization of $0.6 million at September 30, 2015, was recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Amended Term Loan Facility. We recorded $2.4 million of deferred financing costs associated with the Term Loan Facility, as amended, net of accumulated amortization of $0.8 million at September 30, 2015, which will be amortized utilizing the effective interest rate method over the remaining term of the Amended Term Loan Facility.

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

The carrying value of the long-term debt approximates fair value at September 30, 2015 and December 31, 2014 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of September 30, 2015 (amounts in thousands):

Year Ending December 31,
2015	$563
2016	2,250
2017	2,250
2018	2,250
2019 and thereafter	214,875
$222,188

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

Equity incentive plans

An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan). At September 30, 2015, 0.8 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors administers the 2013 Equity Incentive Plan, and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.4 million for each of the three months ended September 30, 2015 and 2014, respectively, and $4.1 million and $4.6 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was $2.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. At September 30, 2015, there was $2.3 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.9 years.

Stock options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option pricing model for time-based options and the Monte Carlo simulation model for event-based options. The expected term of options granted is derived using the simplified method under ASC 718-10-S99-1/SEC Topic 14.D for “plain vanilla” options and the Monte Carlo simulation for event-based options. Expected volatility is based on the historical volatility of the Company’s competitors given its lack of trading history. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has estimated forfeitures of 1.5%, as the awards are to management for which the Company expects lower turnover, and has assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Nine Months Ended September 30, 2015	2014
Risk-free interest rate	1.76% - 2.12%	1.76%-1.92%
Dividend yield	—	—
Volatility	26.0% - 29.5%	28.4%-30.9%
Weighted-average expected term (years)	6.3	6.0-6.3

The following table summarizes stock option activity for the nine months ended September 30, 2015 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2014	1,870	$11.23	8.4	$4,721
Granted	175	13.35	—	—
Exercised	(15)	10.60	—	—
Forfeited	(27)	10.60	—	—
Expired	—	—	—	—
Outstanding at September 30, 2015	2,003	$11.43	7.8	$4,810
Vested at September 30, 2015	1,032	$11.32	7.5	$2,657
Exercisable at September 30, 2015	1,032	$11.32	7.5	$2,657

The weighted average grant date fair value of options granted for the nine months ended September 30, 2015 was $4.09. At September 30, 2015, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the nine months ended September 30, 2015 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2014	719	$9.82
Granted	99	12.42
Vested	(304)	10.53
Forfeited	—	—
Outstanding at September 30, 2015	514	$9.89

At September 30, 2015, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

In connection with our capitalization noted above, we have issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. At September 30, 2015, 14.7 million warrants were issued and outstanding, which are exercisable into 7.3 million shares of our Class A common stock. Warrants can be exercised only through the date of expiration and are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants, at an effective exercise price of $12.00 per share. At the option of the Company, 10.0 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. During the nine months ended September 30, 2015, no warrants were exercised.

Note 7.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not materially affect our financial condition.

Note 8. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.2 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
2015	$19	$3,794	$3,813
2016	87	6,239	6,326
2017	78	2,911	2,989
2018	77	2,049	2,126
2019 and thereafter	29	925	954
Total	$290	$15,918	$16,208

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

Headquartered in Miami, Florida, we own and operate the following leading Spanish language networks and content production platform, including leading movie and telenovela channels, two of the most popular Hispanic entertainment genres, and the leading cable television networks targeting the second, third and fourth largest U.S. Hispanic groups:

•                  Cinelatino:  the leading Spanish-language cable movie network with over 15 million subscribers across the U.S., Latin America and Canada, including 4.4 million subscribers in the U.S. and 11.5 million subscribers in Latin America. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-rated Spanish-language cable movie network in the U.S. and the #2-rated U.S. Spanish-language cable television network in the primetime (excluding sports networks).

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

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States, collectively the second largest segment of the U.S. Hispanic population. WAPA America’s programming features news and entertainment offerings produced by WAPA. WAPA America is distributed in the U.S. to 5.2 million subscribers.

•                  Pasiones:  a cable television network dedicated to showcasing the best telenovelas and serialized dramas, licensed from the most important producers. Pasiones is distributed in the U.S. to 4.4 million subscribers and in Latin America to 9.7 million subscribers.

•                  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to 4.0 million subscribers.

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic, as well as the professional winter baseball league from the Dominican Republic. Television Dominicana is distributed in the U.S. to 3.0 million subscribers.

Our two primary sources of revenue are advertising revenues and retransmission/subscriber fees. All of our networks generate both advertising revenues and retransmission/subscriber fees. Cinelatino was commercial-free, and generated 100% of its revenue from subscriber fees. However, to further monetize Cinelatino’s strong ratings and attractive audience, we introduced advertising on Cinelatino’s U.S feed in July 2015.  Advertising revenue is generated from the sale of advertising time. Our advertising revenue tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and WAPA benefits from increased advertising sales in an election year. For example, in 2012, WAPA experienced higher advertising sales as a result of political advertising spending during the 2012 governmental elections.

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

WAPA has been the #1-rated broadcast television network in Puerto Rico for the last six years and management believes it is highly valued by its viewers and distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. In fact, WAPA’s primetime household rating in 2014 was more than three times higher than the most highly rated English–language U.S. broadcast network in the U.S., CBS. As a result of its ratings success in the last six years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks have experienced in the U.S. (ABC, CBS, NBC and Fox). WAPA primarily derives its revenue from advertising, though retransmission fees are growing rapidly and becoming a larger contributor to revenue.

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

Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop and rising disposable incomes, as well as investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 45 million in 2014 to 56 million in 2018, representing approximately 24% growth. Furthermore, Cinelatino and Pasiones are each presently distributed to less than 25% of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America, and therefore will be able to expand distribution throughout the region.

MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. Also Cinelatino’s affiliation agreement with Dish Mexico (an affiliate of MVS), is party to an affiliation agreement with Cinelatino pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue.  These agreements expire August 1, 2017.

Comparison of Consolidated Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014:

(Unaudited)

(amounts in thousands)

			$ Change	% Change			$ Change	% Change
	Three Months Ended September 30,		Favorable/	Favorable/	Nine Months Ended September 30,		Favorable/	Favorable/
	2015	2014	(Unfavorable)	(Unfavorable)	2015	2014	(Unfavorable)	(Unfavorable)

Net revenues	$31,465	$28,781	$2,684	9.3%	$93,554	$78,787	$14,767	18.7%
Operating Expenses:
Cost of revenues	10,249	9,174	(1,075)	(11.7)%	29,609	26,067	(3,542)	(13.6)%
Selling, general and administrative	8,907	8,353	(554)	(6.6)%	26,816	23,473	(3,343)	(14.2)%
Depreciation and amortization	4,283	4,668	385	8.2%	12,929	12,077	(852)	(7.1)%
Other expenses	75	972	897	92.3%	381	1,282	901	70.3%
Loss on disposition of assets	—	55	55	NM	31	70	39	55.7%
Total operating expenses	23,514	23,222	(292)	(1.3)%	69,766	62,969	(6,797)	(10.8)%

Operating income	7,951	5,559	2,392	43.0%	23,788	15,818	7,970	50.4%

Other Expenses:
Interest expense, net	(3,080)	(3,029)	(51)	(1.7)%	(9,071)	(8,871)	(200)	(2.3)%
Loss on extinguishment of debt	—	(1,116)	1,116	NM	—	(1,116)	1,116	NM
	(3,080)	(4,145)	1,065	25.7%	(9,071)	(9,987)	916	9.2%

Income before income taxes	4,871	1,414	3,457	NM	14,717	5,831	8,886	NM

Income tax (expense) benefit	(1,961)	(751)	(1,210)	NM	(5,912)	399	(6,311)	NM
Net income	$2,910	$663	$2,247	NM	$8,805	$6,230	$2,575	41.3%

NM = Not meaningful

Net Revenues

Net revenues increased $2.7 million, or 9%, for the three months ended September 30, 2015, and increased $14.8 million, or 19%, for the nine months ended September 30, 2015.  The increases, in both the three and nine month periods, were driven by growth in advertising revenues and higher subscriber and retransmission fees, driven by overall growth in subscribers and rate increases.  The increase in the nine months ended September 30, 2015 was also due to the inclusion of the Acquired Cable Networks, which were not included in the prior year’s first quarter. The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	September 30, 2015	December 31, 2014
U.S. Cable Networks:
WAPA America (b)	5,166	5,115
Cinelatino	4,442	4,297
Pasiones	4,367	4,004
Centroamerica TV	3,978	3,571
Television Dominicana	2,976	2,437
Total	20,929	19,424

Latin America Cable Networks:
Cinelatino	11,461	10,544
Pasiones	9,712	8,702
Total	21,173	19,246

(a)         Amounts presented are based on most recent remittances received from the Company’s distributors as of the respective dates shown above.

(b)         Excluding digital basic subscribers, subscribers to WAPA America on Hispanic programming tiers increased 3.3% from December 31, 2014 to September 30, 2015.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and technical distribution costs.  Cost of revenues increased $1.1 million, or 12%, for the three months ended September 30, 2015, and increased $3.5 million, or 14%, for the nine months ended September 30, 2015.  The increase for the three months ended September 30, 2015, was driven primarily by increased investment in programming at the Acquired Cable Networks and WAPA America, consistent with our previously stated strategy.  The increase for the nine months ended September 30, 2015, was due to the inclusion of the Acquired Cable Networks, which were not included in the prior year’s first quarter, and the increased investment in programming and production during the current quarter.

Selling, General and Administrative: Selling, general and administrative expenses consist primarily of promotion, marketing and research, stock-based compensation, corporate employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses increased $0.6 million, or 7%, for the three months ended September 30, 2015, and increased $3.3 million, or 14%, for the nine months ended September 30, 2015.  The increases for both periods were driven by higher salaries and benefits expense, as we expand our infrastructure to support the growth of our business, higher professional fees, particularly audit and Sarbanes-Oxley consulting fees, and higher marketing expense.  The increase in the nine months ended September 30, 2015 was also due to the inclusion of the Acquired Cable Networks, which were not included in the prior year’s first quarter.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense decreased $0.4 million, or 8%, for the three months ended September 30, 2015, primarily due to the expiration of the useful lives of certain intangibles identified in the Cable Networks Acquisition, which were fully reflected in the prior year’s quarter, but not in the current quarter.  Depreciation and amortization expense increased $0.9 million, or 7%, for the nine months ended September 30, 2015, primarily due to the inclusion of the Acquired Cable Networks, which were not included in the prior year’s first quarter, offset in part by the decline in amortization of intangibles in the current year period due to the expiration of the useful lives of certain intangibles.

Other Expenses: Other expenses include legal and financial advisory fees, and other fees incurred in connection with corporate finance activities, including debt and equity financings, and acquisition activities.  Other expenses decreased $0.9 million for the three months ended September 30, 2015, due primarily to the incurrence of fees in connection with the refinancing of our Term Loan Facility in the prior year’s quarter.  Other expenses decreased $0.9 million for the nine months ended September 30, 2015, due to higher costs incurred in connection with the Cable Networks Acquisition and refinancing of our Term Loan Facility in the prior year as compared to the fees incurred in connection with the secondary equity offering in the current year.  For more information, see Note 6, “Stockholders’ Equity”, of Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Other Expenses

Other expenses consist primarily of interest expense. Other expenses decreased $1.1 million for the three months ended September 30, 2015, and decreased $0.9 million for the nine months ended September 30, 2015. The decreases, in both the three and nine month periods, were primarily due to the charge incurred in the prior year as a result of the loss on extinguishment of debt in connection with our Term Loan Facility. The decrease in the nine month period was offset in part by higher interest expense due to an increase in the average balance on our Term Loan Facility.

Income Tax (Expense) Benefit

Income tax expense increased $1.2 million and $6.3 million for the three and nine months ended September 30, 2015, respectively, due to an increase in income before income taxes of $3.5 million and $8.9 million for the three and nine months ended September 30, 2015, respectively.  The increase in income tax expense in the nine months ended September 30, 2015 was also due to the reversal in the prior year’s second quarter of a $2.5 million valuation allowance related to foreign tax credits.  For more information, see Note 4, “Income Taxes,” of Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Net Income

Net income increased $2.2 million and $2.6 million for the three and nine months ended September 30, 2015, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At September 30, 2015, we had $170.4 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and may be used to fund acquisitions.

Management believes cash on hand and cash flow from operations will be sufficient to meet our current contractual financial obligations and to fund anticipated working capital and capital expenditure requirements for existing operations. Our current financial obligations include maturities of debt, operating lease obligations and other commitments from the ordinary course of business that require cash payments to vendors and suppliers.

Cash Flows

	Nine Months Ended September 30,
Amounts in thousands:	2015	2014
Cash provided by (used in):
Operating activities	$29,222	$11,862
Investing activities	(3,882)	(103,891)
Financing activities	3,049	47,569
Net increase (decrease) increase in cash	$28,389	$(44,460)

Comparison for the Nine Months Ended September 30, 2015 and September 30, 2014

Operating Activities

Cash provided by operating activities was primarily driven by our net income, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $29.2 million, an increase of $17.4 million, as compared to $11.9 million in the prior year period, due primarily to a $2.6 million increase in net income, a $0.4 million increase in non-cash items and a $14.4 million decrease in net working capital.  Non-cash items increased primarily as a result of a $0.9 million increase in depreciation and amortization expense, and a $0.9 million increase in programming amortization, offset in part by a $1.1 million decrease in loss on extinguishment of debt, and a $0.5 million decline in stock-based compensation.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015, was $3.9 million, as compared to $103.9 million in the prior year period.  The decrease is primarily due to the Cable Networks Acquisition in 2014, which was funded with $101.9 million from cash on our balance sheet, offset in party by an increase of $1.9 million in capital expenditures.

Financing Activities

For the nine months ended September 30, 2015, net cash provided by financing activities was $3.0 million, as compared to $47.6 million in the prior year period.  This decrease is primarily due to the $48.4 million of net proceeds from the refinancing of our Term Loan Facility on July 31, 2014, and $1.7 million of principal payments made in the current year period on the Amended Term Loan Facility, offset in part by net proceeds from the secondary equity offering in May 2015 of $5.4 million.  For more information, see Note 5, “Long-Term Debt” and Note 6, “Stockholders’ Equity” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable-rate of interest on the Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Amended Term Loan Facility, we do not speculate on the future direction of interest rates. As of September 30, 2015, our exposure to changing market rates with respect to the Amended Term Loan Facility was as follows (amounts in thousands):

September 30, 2015
Variable rate debt	$222.2
Interest rate	5.00%

As of September 30, 2015, the total outstanding balance on the Amended Term Loan Facility was approximately $222.2 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $222.2 million, we would incur an increase in interest expense of approximately $2.2 million per year. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. Dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. We held no foreign currency derivative financial instruments at September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of September 30, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the quarter ended September 30, 2015 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: November 9, 2015	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 9, 2015	By:	/s/ Craig D. Fischer
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