Form 10-K
period 2015-12-31
HEMISPHERE MEDIA GROUP, INC.
filed 2016-03-14
CIK 1567345

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

          The aggregate market value of the Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2015, was approximately $90,593,391. No market exists for the shares of Class B common stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B common stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Hemisphere Media Group, Inc. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

Class of Stock	Shares Outstanding as of March 11, 2016
Class A common stock, par value $0.0001 per share	15,635,655 shares
Class B common stock, par value $0.0001 per share	30,027,418 shares

          Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2016 Annual Meeting of Shareholders.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
December 31, 2015

PART I

        Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the "Company," "Hemisphere," "registrant," "we," "us" or "our" refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; "Acquired Cable Networks" refers to (i) Pasiones, (ii) Centroamerica TV and (iii) Television Dominicana; "Amended Term Loan Facility" refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.4 to this Annual Report on Form 10-K; "Azteca" refers to Azteca Acquisition Corporation, a Delaware blank check corporation; "Business" refers collectively to our consolidated operations; "Cable Networks" refers to our Networks (as defined below) with the exception of WAPA and WAPA2 Deportes; "Cable Networks Acquisition" refers to the acquisition of the Acquired Cable Networks; "Centroamerica TV" refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; "Cinelatino" refers to Cine Latino, Inc., a Delaware corporation; "MVS" refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation); "Distributors" refers collectively to satellite systems, telephone companies ("telcos"), and cable multiple system operators ("MSO"s), and the MSO's affiliated regional or individual cable systems. "Networks" refers collectively to WAPA, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; "Pasiones" refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; "Television Dominicana" refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; "WAPA" refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; "WAPA America" refers to WAPA America, Inc., a Delaware corporation; "WAPA Holdings" refers to WAPA Holdings, LLC, a Delaware limited liability company, and, where applicable, its consolidated subsidiaries; "WAPA2 Deportes" refers to a sports television network in Puerto Rico operated by WAPA; "WAPA.TV" refers to a news and entertainment website in Puerto Rico operated by WAPA.

 FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        Statements in this Annual Report on Form 10-K, including the exhibits attached hereto, may contain certain statements about Hemisphere Media Group, Inc. (the "Company") and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. These statements are, or may be deemed to be, "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

        These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "expect," "positioned," "strategy," "future," "potential," "plan," "forecast," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, the Company's future financial and operating results, plans, objectives, expectations and intentions and other statements that are not historical facts.

        We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

        Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in "Item 1A—Risk Factors" in this Annual Report on Form 10-K, those factors include:

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

  •
  the failure of our new or existing businesses to produce projected revenues or cash flows;

  •
  reduced access to capital markets or significant increases in borrowing costs;

  •
  our ability to successfully manage relationships with customers and Distributors and other important relationships;

  •
  continued consolidation of Distributors in the marketplace;

  •
  a failure to secure affiliate agreements or renewal of such agreements on less favorable terms;

  •
  disagreements with our Distributors over contract interpretation;

  •
  our success in acquiring, investing in and integrating complementary businesses;

  •
  the outcome of any pending or threatened litigation;

  •
  the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;

  •
  strikes or other union job actions that affect our operations, including, without limitation, failure to renew our collective bargaining agreements on mutually favorable terms;

  •
  changes in technology, including changes in the distribution and viewing of television programming, including the expanded deployment of personal video recorders, video on demand ("VOD"), internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;

  •
  the failure or destruction of satellites or transmitter facilities that we depend upon to distribute our Networks;

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

  •
  the deterioration of general economic conditions, either nationally or in the local markets in which we operate, including, without limitation, the Commonwealth of Puerto Rico;

  •
  changes in the size of the U.S. Hispanic population, including the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America;

  •
  changes in, or failure or inability to comply with, government regulations including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; and

  •
  competitor responses to our products and services.

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

        Headquartered in Miami, Florida, we own and operate the following leading Spanish-language networks and content production platform, including leading movie and telenovela channels, two of the most popular Hispanic entertainment genres, and the leading cable television networks targeting the second, third and fourth largest U.S. Hispanic groups:

Cinelatino: the leading Spanish-language cable movie network with over 16 million subscribers across the U.S., Latin America and Canada, including 4.4 million subscribers in the U.S. and 11.9 million subscribers in Latin America. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-rated Spanish-language cable movie network in the U.S. and the #2-rated Spanish-language cable television network in the U.S. overall.

WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last seven years. WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 75 hours each week of programming that is aired on WAPA and WAPA America. Through WAPA's multicast signal, we distribute WAPA2 Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA.

WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States, collectively the second largest segment of the U.S. Hispanic population. WAPA America's programming features news and entertainment offerings produced by WAPA. WAPA America is distributed in the U.S. to over 5.0 million subscribers.

Pasiones: a cable television network dedicated to showcasing the best telenovelas and serialized dramas, licensed from the most important producers. Pasiones is distributed in the U.S. to 4.4 million subscribers and in Latin America to 10.2 million subscribers.

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

        On April 1, 2014, we closed a transaction in which we acquired the assets of the following three Spanish-language cable television networks: Pasiones, Centroamerica TV and Television Dominicana, which we refer to as the Acquired Cable Networks.

Our Strategy

        Our strategy is to provide unique programming focused on underserved but significant segments of the U.S. Hispanic population, allowing us to reach a deeper and broader U.S. Hispanic demographic than our competitors. Our objective is to maintain and improve our position as a leading U.S. Spanish-language media company by, among other things, (i) investing in content for our Networks to build viewership, (ii) growing retransmission fees in Puerto Rico and subscriber revenues in both the U.S. and Latin America, and (iii) driving advertising sales, including advertising on Cinelatino in the U.S. which was converted to ad-supported in July 2015. Additionally, we continue to look for attractive opportunities to acquire assets that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities which will (i) expand our leadership position in the fast growing and highly desirable U.S. Hispanic pay-TV market and (ii) expand our portfolio within broadcast networks, and/or cable networks in Latin American. We may also seek a variety of acquisition opportunities, including businesses where we believe an opportunity for value realization is already present, where we can realize synergies with our existing businesses, or that are in need of operational turnaround, which we believe would benefit from our experienced and cohesive management team with the proven ability to develop and grow acquired assets. Additionally, we evaluate various digital strategies, from time to time.

Employees

        At December 31, 2015, we and our subsidiaries employed 300 full-time persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We or our subsidiaries may hire additional personnel in connection with the closing of future acquisitions. We believe that employee relations are generally satisfactory. Approximately 152 of our employees based in Puerto Rico are full-time unionized employees covered by two collective bargaining agreements (each, a "CBA" and collectively, the "CBAs"), one of which was scheduled to expire on July 23, 2015 and the other which expires on June 27, 2016. Pursuant to its terms, the CBA which was scheduled to expire on July 23, 2015 automatically renewed for a period of eighteen (18) months upon such expiration date and remains in effect through January 23, 2017 while the Company and the employees' union, Union de Periodistas Artes Graficas y Ramas Anexas (UPAGRA), negotiate its renewal. For more information, see Note 11, "Retirement Plans" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Revenue Sources

        We operate our business in one operating segment. Our two primary sources of revenue are advertising revenues and retransmission/subscriber fees. All of our networks generate both advertising revenues and retransmission/subscriber fees. Cinelatino had been commercial-free, and generated 100% of its revenue from subscriber fees. However, to further monetize Cinelatino's strong ratings and attractive audience, we introduced advertising on Cinelatino's U.S. feed in July 2015. Advertising revenue is generated from the sale of advertising time. Our advertising revenue tends to reflect seasonal patterns of our advertisers' demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico's political election cycle occurs every four years and WAPA benefits from increased advertising sales in an election year. For example, in 2012, WAPA experienced higher advertising sales as a result of political advertising spending during the 2012 governmental elections. The next election in Puerto Rico will be in 2016.

        Retransmission and subscriber fees are charged to Distributors of our television networks, including cable, satellite and telecommunication service providers. Our television networks are distributed pursuant to multi-year agreements that generally provide for monthly subscriber fees with annual rate increases and have terms of varying length. For the year ended December 31, 2015, revenue earned under affiliation agreements with DISH Network, LLC accounted for more than 10% of our total net revenues. We recognize retransmission and subscriber fees when they are accrued pursuant to the agreements we have entered into with respect to such revenue. We set forth our net revenue, total assets and operating income in "Item 8. Financial Statements and Supplementary Data."

        We generate over 90% of our net revenues from the United States. For the years ended December 31, 2015, 2014 and 2013, we generated $120.6 million, $103.7 million and $81.7 million, respectively, from the United States. For the years ended December 31, 2015, 2014 and 2013, we generated $9.2 million, $8.3 million and $4.1 million, respectively, from outside the United States.

OUR NETWORKS

WAPA

        Headquartered in San Juan, Puerto Rico, WAPA is a full-power independent broadcast television network. WAPA was founded in 1954 as the second broadcast television network in the Caribbean and the third in Latin America. WAPA occupies a prime channel position (channel 4), and together with its full-power repeater stations, WTIN in Ponce and WNJX in Mayagüez, reaches the entire island with the strongest television signal in Puerto Rico. WAPA reaches more television households than any of its competitors in Puerto Rico. WAPA is also distributed by all cable, satellite and telecommunication service providers in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for seven consecutive years, with an average household primetime rating of 16.8 and audience share of 30.3% in the year ended December 31, 2015.

        WAPA owns a 66,500 square foot building housing WAPA Holdings' state-of-the-art production facilities, television studios, and administrative offices. All of WAPA's news and most of its local programs are produced at WAPA's production facility, which contains four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions. WAPA also boasts one of the most technologically advanced news departments in Puerto Rico.

        WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 75 hours in the aggregate each week. In addition to having the top-rated morning, mid-day, evening and late night newscast, WAPA's top-rated local shows include Pégate al Mediodía (the #1-rated midday program), and Lo Se Todo (the #1-rated daily show). WAPA also licenses and televises blockbuster Hollywood movies and top-rated U.S. television series dubbed into Spanish. This diverse and unique mix of programming has made WAPA the market leader in Puerto Rico.

        In 2009, WAPA launched WAPA2 Deportes in Puerto Rico through its over-the-air signal and carriage by all cable, satellite and telecommunications distributors in Puerto Rico. WAPA2 Deportes broadcasts various local and U.S. sports programming, including MLB, with exclusive television rights to the World Series and the All-Star Game, NBA and Puerto Rico's professional men's basketball league, Baloncesto Superior Nacional. In a short period of time, WAPA2 Deportes has become the leading local sports network in Puerto Rico.

        In 2008, WAPA launched WAPA.TV, the #1-rated television network website in Puerto Rico and the #5 ranked Puerto Rico-originated web site. WAPA.TV provides up-to-the-minute news and weather, promotional clips of WAPA's most popular shows, additional video content not seen on WAPA, and a platform for viewers to share comments and interact, driving further audience engagement. As of December 31, 2015, WAPA.TV's mobile web version, WAPA Movil, had 82.7 million total page views, 40.2 million total visits and over 1.3 million monthly unique visitors.

WAPA America

        WAPA America, launched in 2004, is a Spanish-language cable television network targeting viewers from Puerto Rico, the Dominican Republic, Cuba, Venezuela and Colombia (collectively referred to as "Caribbean Hispanics"), residing in the U.S. Caribbean Hispanics are the second largest U.S. Hispanic population segment, representing 18% of the U.S. Hispanic population. Puerto Ricans in particular are an attractive subset of the U.S. Hispanic market with a purchasing power index of 113 as compared to other Hispanics. WAPA America is distributed by all major U.S. cable, satellite and telecommunication operators to over 5.0 million subscribers. WAPA America televises over 75 hours per week of the top-rated news and entertainment programming produced by WAPA. WAPA America supplements its programming with acquired telenovelas and cultural programming, popular sports programming from Puerto Rico and other programming from WAPA's library.

        WAPA America is primarily distributed on Hispanic programming packages, which generally consist of 20 or more channels, such as Cinelatino, Pasiones, Centroamerica TV, Television Dominicana, CNN en Español, Discovery en Español, History en Español, ESPN Deportes and Fox Deportes (together, "Hispanic Programming Packages"). WAPA America is also distributed in more highly penetrated packages in the major markets of Orlando and Tampa. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Cinelatino

        Cinelatino is the leading Spanish-language cable movie network with over 16 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring what it believes to be the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Cinelatino was launched in Mexico in 1993, and introduced into the U.S. in 1995.

        Our programming strategy for Cinelatino is specifically intended to provide the audience with the broadest selection of the most popular and highest-quality films across all of the popular genres, from Mexico and all other Latin American countries which have significant populations in the U.S., including Puerto Rico, the Dominican Republic, Colombia and Venezuela. Consistent with its programming strategy, Cinelatino has licensed the rights to many of the highest grossing box office films in Mexico each year from 2009 to 2014. Additionally, in 2014, we acquired a Spanish-language film library of 100 titles. This has provided us with substantial additional content, and will be a source of content for our channel as well as content available for us to license to over-the-top platforms. Cinelatino has an expansive library of over 600 of the best Spanish-language titles from suppliers across the globe. Driven by the strength of its programming and distribution, Cinelatino is the #1-Nielsen rated Spanish-language cable movie network in the U.S. and the #2-Nielsen rated Spanish-language cable television network in the U.S. overall. Beginning in July 2015 Cine Latino began accepting advertising.

        Cinelatino has two feeds of its service, one that is distributed in the U.S., and a second that is distributed throughout Latin America and Canada. Cinelatino is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Cinelatino is also distributed by many Latin American pay television distributors, generally on basic video packages, and has more than 12 million subscribers in more than 15 countries throughout Latin America. Cinelatino is presently distributed to only 23% of all pay-TV subscribers throughout

Latin America (excluding Brazil), representing a significant growth opportunity. Additionally, we have licensed movies on a limited basis for over-the-top digital services.

Pasiones

        Pasiones, launched in August 2008, focuses on one of the most popular program genres among Hispanics, telenovelas. The network sets itself apart by showcasing telenovelas produced in Latin America and Asia (dubbed into Spanish), in contrast to most competitor networks, which focus exclusively on Mexican telenovelas. In owning both Pasiones and Cinelatino, we provide content in two of the most popular genres with Hispanics, telenovelas and movies.

        Pasiones has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America. Pasiones is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages, and has approximately 4.4 million U.S. subscribers. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Pasiones is also distributed by many Latin American distributors, generally on basic video packages, and has 10.2 million Latin American subscribers. Pasiones is presently distributed to only 20% of total pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Centroamerica TV

        Centroamerica TV, launched in September 2004, is the leading network targeting the nearly 6 million Central Americans living in the U.S. Central Americans are the third largest U.S. Hispanic population group, and represent the fastest growing segment of the U.S. Hispanic population, having grown 265% from 2000-2015. Centroamerica TV features news and entertainment programming from leading television broadcast networks in El Salvador, Honduras, Costa Rica, Guatemala, and Panama, as well as exclusive soccer programming from the top professional leagues in the region.

        Centroamerica TV has 4.0 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Television Dominicana

        Television Dominicana, launched in November 2005, is the leading network targeting the 2.3 million Dominicans living in the U.S. Dominicans are the fourth largest U.S. Hispanic population group and have grown by 201% between 2000-2015. Television Dominicana features news and entertainment programming from leading content producers in the Dominican Republic, as well as exclusive rights to the Dominican Republic professional baseball league.

        Television Dominicana currently has 3.0 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers are expected to grow, driven by continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

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

        WAPA competes with broadcast television networks and cable television networks in Puerto Rico for audience viewership, advertising sales, and programming. WAPA's main competitors are broadcast television stations owned by Univision and Telemundo, which rely heavily on their U.S. parents for programming, which consists primarily of telenovelas produced in Mexico, the U.S. and Latin America. There are a few other local broadcasters, but they tend not to be competitive due to weak programming and/or poor signal quality. WAPA reaches more television households in Puerto Rico than any of its competitors. In addition, while all major English-language U.S. broadcast networks have local affiliates, they are, for the most part, low power stations with nominal ratings. Only approximately half of the television households in Puerto Rico subscribe to pay-TV and cable channels are generally not competitive, as they tend to be U.S.-based, English-language channels with little relevance to the Puerto Rico Spanish-speaking market. WAPA has effectively customized its programming for the viewing preferences of the Puerto Rican market with more local entertainment and news programming than its competitors, as well as blockbuster Hollywood movies and hit U.S. television series (dubbed into Spanish). As a result, WAPA has been the ratings leader for the past seven years. WAPA2 Deportes competes for viewership, advertising sales and programming with other channels offering similar sports programming in Puerto Rico. Competitors include U.S.-based cable networks, such as ESPN, TNT, and TBS, and certain satellite distributors who have acquired sports media rights for their owned channels. WAPA.TV, including its mobile version, WAPA Movil compete with other news, weather and entertainment websites for development and acquisition of content, audience and advertising sales. To an extent, WAPA.TV and WAPA Movil also compete with U.S. search engines and social networks, such as Google, Facebook and Yahoo, for website traffic.

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

INDUSTRY

U.S. Hispanic Market

        The U.S. Census Department estimated that over 55 million Hispanics resided in the United States in 2014, representing an increase of approximately 20 million people between 2000 and 2014. Hispanics represent the largest minority group in the U.S. at over 17% of the total U.S. population and accounted for half of the total U.S. population growth between 2000 and 2014. This trend is expected to continue as the U.S. Hispanic population is projected to grow to 70 million by 2025, an increase of 27% from 2014. As a result of this growth, the U.S. Hispanic market represents the second largest Hispanic economy in the world after Mexico. In 2015 about 67% of the U.S. Hispanic population reported their origin as Mexican, followed by Puerto Rican, the second largest Hispanic national group, at over 9%. In addition, the Hispanic population on average is significantly younger than the overall population. For example, the median age of U.S. Hispanics is 29, which is 14 years younger than the median age for non-Hispanic whites.

        Puerto Ricans are the second-largest Hispanic national community in the U.S. behind Mexican Americans. There are 5.4 million Puerto Ricans and an additional 5.3 million Hispanics from other Caribbean countries residing in the U.S., and together, Puerto Ricans and other Caribbean Hispanics represent more than 18% of the total U.S. Hispanic population. The Puerto Rican population in the U.S. grew 58% from 2000 to 2015, while the overall Caribbean Hispanic population grew 78% during the same time period, including the Dominican population which grew 201% between 2000-2015.

Caribbean Hispanics (WAPA America and Television Dominicana target audience)

Place of Origin	Population 2015	% of U.S. Hispanics

Puerto Rico	5,368,991	9.2%
Dominican Republic	2,300,278	4.0%
Cuba	1,704,956	2.9%
Colombia	976,129	1.7%
Venezuela	288,349	0.5%

Total Caribbean Hispanics	10,638,703	18.3%

Source: 2015 Geoscape

        Central Americans are the third largest U.S. Hispanic regional population group in the U.S. (behind Mexicans and Caribbean Hispanics), and represent the fastest growing segment of the U.S Hispanic population. There are 5.8 million Central Americans residing in the U.S., an increase of 263% since 2000. Central Americans comprised approximately 10% of the U.S. Hispanic population in 2015, compared to approximately 4% in 2000.

Central American Hispanics (Centroamerica TV target audience)

Place of Origin	Population 2015	% of U.S. Hispanics

El Salvador	2,507,700	4.3%
Guatemala	1,552,782	2.7%
Honduras	695,049	1.2%
Nicaragua	412,251	0.7%
Panama	352,091	0.6%
Costa Rica	232,937	0.4%

Total Central American Hispanics	5,752,810	9.9%

Source: 2015 Geoscape

Hispanic Television and Pay-TV Landscape

        Within the U.S. cable network industry, the U.S. Hispanic demographic is attractive for a number of reasons:

  •
  Growth in Hispanic TV households: U.S. Hispanic television households grew by 35% during the period from 2006 to 2016, from 11.2 million households to 15.1 million households, approximately six times the overall U.S. television household growth of only 6%. The continued long-term growth of Hispanic television households creates a significant opportunity to reach an attractive audience at a time when overall household growth in the U.S. is more modest.

  •
  Growth in Hispanic pay-TV subscribers: Hispanic pay-TV subscribers are expected to grow significantly, driven not only by the rapid growth in Hispanic television households, but also by the increased penetration of pay-TV among Hispanics. Hispanic pay-TV subscribers increased 53% from 2006 to 2016, growing from 7.9 million to 12.1 million subscribers, over 10 times the 5% increase in overall U.S. pay-TV subscribers during the same period. This 53% growth also significantly over-indexes the 35% Hispanic television household growth during the same period.

Television Viewing and Language Preferences

  •
  Hispanics Enjoy Movies: In 2014, Hispanics made up over 17% of the U.S. population, but accounted for 21% of movie ticket sales. In fact, the President of the National Association of Theater Owners, recently described Hispanics as "the most valuable component of moviegoers."

  •
  Hispanics Prefer Television in Spanish: Spanish remains the most used language in the home by U.S. Hispanic adults, and this powerfully influences television viewing habits. According to Nielsen, more than 59% of Hispanics aged 18 and over speak Spanish as much as or more than English in their homes. Spanish-dominant or bilingual (Spanish/English Equal) homes comprise about 64% of U.S. Hispanic households, and these homes exhibit a strong preference to watch television in their native language. Spanish-dominant households view 61% of television in Spanish and bilingual homes view about 35% of television in Spanish.

Hispanic Advertising Market

        Persons living in Hispanic households represent over 17% of the total U.S. population and approximately 10% of the total U.S. buying power, but only 7% of the aggregate media spend targets U.S. Hispanics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption.

        U.S. Hispanic cable advertising growth has significantly outpaced overall U.S. cable advertising growth as well as Hispanic broadcast advertising growth. U.S. Hispanic cable advertising revenue grew at a 13% CAGR from 2009 to 2015, more than doubling from $204 million to $436 million. Going forward, U.S. Hispanic cable advertising is expected to continue to grow at a 13% CAGR from 2015 to 2019, outpacing forecasted growth for U.S. cable advertising, U.S. Hispanic broadcast advertising and U.S. general market broadcast advertising.

        Similar to the under-indexing of U.S. general market cable advertising relative to viewing share 25 years ago, U.S. Hispanic cable advertising today significantly under-indexes relative to its share of the Spanish-language television audience. In 2015, U.S. Hispanic cable networks garnered only 12% of total U.S. Hispanic television advertising, while accounting for a 20% share of total Spanish-language television viewing. Viewing to Spanish-language cable networks as a percentage of total Spanish-language television viewing has grown dramatically from 11% in 2007 to 20% in 2015.

Latin American Market (excluding Brazil)

        Latin America remains an attractive region due to its large population, shared language, strong economic growth and growing discretionary spending. Pay-TV subscribers in Latin America grew by 32% from 2012 to 2015, and are projected to grow an additional 15 million from 51 million in 2015 to 66 million by 2020 representing projected growth of approximately 29%. Pay-TV penetration of television households has expanded from 44% in 2012 to 54% in 2015 and is projected to reach 62% by 2020. This growth is expected to be driven by a sizeable and growing population, as well as a strong macroeconomic backdrop and rising disposable income across geographies. In addition, investments in network infrastructure have improved service and performance, leading to increased penetration for pay-TV operators.

Puerto Rico Overview

        The Commonwealth of Puerto Rico is a U.S. territory and has a U.S. dollar-based economy, U.S. rule of law and strong governmental ties to the United States. The broadcast television industry in Puerto Rico is regulated by the U.S. Federal Communications Commission, and the banking system is regulated under the U.S. system (Federal Deposit Insurance Corporation). Puerto Rico has a population of approximately 3.5 million, with an additional 5.4 million Puerto Ricans living in the mainland U.S. All Puerto Ricans are U.S. citizens.

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

        On June 28, 2015, the Governor of Puerto Rico and the Government Development Bank for Puerto Rico released a report by former World Bank Chief Economist and former Deputy Director of the International Monetary Fund, Dr. Anne Krueger, and economists Dr. Ranjit Teja and Dr. Andrew Wolfe that analyzes the full extent of the Commonwealth's fiscal condition including revenues, expenditures, deficits, and current and future obligations. It also makes recommendations for a five-year fiscal adjustment plan. The Krueger Report states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency debt sustainability, and institutional credibility. On June 29, 2015, the Governor of Puerto Rico announced that the Government will seek alternatives to ensure that the aggregate debt burden of the Commonwealth is adjusted so it can be repaid on sustainable terms, while ensuring pension obligations are honored over the long term and essential services for the people of Puerto Rico are maintained, and issued an Executive Order to create the Puerto Rico Fiscal and Economic Recovery Working Group. After the announcement, the top three credit rating agencies, Moody's, S&P and Fitch downgraded the Puerto Rico issued bonds deeper into non-investment grade status.

        Following the Kruger Report and the Governor's announcement, economic conditions in Puerto Rico have further deteriorated and continue to be uncertain. Persistent deficits in the territory's fiscal accounts, as well as mounting deficits in the operation of several major public corporations have substantially raised Puerto Rico's overall public debt to $72 billion. On August 3, 2015, Puerto Rico's Government Development Bank failed to make a $58 million payment in full due on behalf of the Public Finance Corporation, citing lack of appropriated funds for such payment, which prompted Moody's to declare an event of default. On January 4, 2016, the Government Development Bank purposefully elected to default on a $174 million payment behalf of the Public Finance Corporation and Infrastructure Financing Authority to certain lower ranked creditors (in lieu of making a payment in full to higher ranked creditors), which prompted Standard & Poor's to downgrade the rating for Puerto Rico Infrastructure Financing Authority bonds from CC to D. Following Puerto Rico's second default, the U.S. Department of the Treasury urged Congress to enact legislation under the Territorial Clause of the U.S. Constitution to provide Puerto Rico with the power to restructure its approximately $72 billion in debt and other liabilities through the courts and with federal oversight. Congress seeks to review specific legislation addressing Puerto Rico's debt obligations by the end of March 2016. It is unclear if and when any specific legislation will be approved and, if approved, whether such legislation will have retroactive effect for the commonwealth's outstanding debt. The economic outlook is expected to remain negative.

Puerto Rico Broadcast Television Market

        Puerto Rico has 1.4 million television households, comparable to that of a top 20 U.S. television market. Puerto Rico is the third largest U.S. Hispanic market behind Los Angeles and New York.

        Puerto Rican television broadcasters capture the dominant share of viewership, which is unique relative to the U.S. The three primary broadcasters in Puerto Rico—WAPA, Univision and Telemundo—collectively garner approximately 70% of all television household viewership in primetime, distinguishing Puerto Rico from the U.S. television market, where the four major national broadcast networks (ABC, CBS, NBC and Fox) garner a collective primetime audience share of less than 40%. In fact, WAPA's primetime household rating in 2015 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW.

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

        Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity. In the past, the FCC has made such an affirmative finding with respect to broadcast licenses only in highly limited circumstances. In 2013, however, the FCC issued a declaratory ruling that notwithstanding its past practices, it will consider on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the capital stock of the parent of a broadcast licensee. In 2015, the FCC initiated a rulemaking proceeding proposing to simplify the foreign ownership approval process for broadcast station licensees. In acting upon a request for declaratory ruling, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and trade policy issues. The FCC could revoke the licenses for WAPA's television stations if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens, unless the FCC has ruled in advance that such investments by foreigners are in the public interest.

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

        In March 2011 and again in September 2015, the FCC issued a Notice of Proposed Rulemaking (each a, "NPRM") reviewing the retransmission consent rules. The NPRMs request comment on proposals to strengthen the good faith negotiation requirements and to require advance notice of the potential that a television station could be dropped from an MVPD's programming lineup. In 2014, the FCC adopted rules prohibiting a television broadcast station that is ranked among the top four stations to negotiate retransmission consent jointly with another station, if the stations are not commonly owned and serve the same geographic market. In December 2014, the FCC issued a separate NPRM requesting comment on whether the definition of MVPD should be expanded to include providers that make multiple linear streams of video programming available for purchase, regardless of the technology used to distribute the programming (e.g. entities providing video programming to subscribers through internet connections). Each of these proceedings is pending, and we cannot predict what impact, if any, they will have on our negotiations with video programming distributors.

Repurposing of Broadcast Spectrum for Other Uses

        Federal legislation was enacted in February 2012 that, among other things, authorizes the FCC to conduct voluntary "incentive auctions" in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to "repack" television stations into a smaller portion of the existing television spectrum band, and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion.

        The FCC has adopted rules concerning the incentive auction and the repacking of the television band and has commenced the auction process. Under the auction rules implemented by the FCC, television stations will be given an opportunity to offer spectrum for sale to the government in a "reverse" auction while wireless providers will bid to acquire spectrum from the government in a related "forward" auction. Applications from television stations to participate in the auction were due on January 12, 2016 and the auction will begin on March 29, 2016. We have filed an application to participate in the auction. We and our agents, employees, officers, directors and owners are subject to strict FCC prohibitions on directly or indirectly communicating—both internally and externally—information regarding our bidding strategy or the status of our bids in the auction. Accordingly, we will not be able to publicly communicate any updated information about our application other than as stated above. In particular, we will not be able to publicly communicate the preliminary results of our participation in the auction, which we may be apprised of as early as the second quarter of 2016, until the auction is completed, which may not be before the fourth quarter of 2016. These restrictions could have the effect of limiting our ability to access the equity or debt markets during that period, which could adversely impact our ability to raise additional capital or refinance our indebtedness, thereby adversely impacting our ability to reduce our cost of borrowing. If the FCC believes that there have been irregularities in our bidding, or receives a complaint to such effect, then it may launch an investigation and require us to demonstrate that we took adequate precautions to limit our public communications during the auction. Any violation of these prohibitions could result in significant penalties and reversal of our bids, any of which could have a material adverse effect on our business, financial condition and results of operations.

        Following completion of the incentive auction, the FCC will "repack" the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC will reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. When repacking , the FCC will make reasonable efforts to preserve a station's coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF band, the band in which WAPA's broadcast licenses operate, to the VHF band or from the high VHF band to the low VHF band.

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

        Closed Captioning.    FCC rules require the majority of programming broadcast by television stations and carried on cable networks to contain closed captions. In January 2012, the FCC adopted rules to require that television programming broadcast by television stations, including the WAPA stations, or transmitted by cable, including on WAPA America or Cinelatino, with captioning include captioning if subsequently made available online, for example, by streaming on WAPA.TV. Clips of programming carried on television are required to be captioned if subsequently distributed over the internet. Additionally, beginning in March 2015, new FCC rules became effective that require programming captions to adhere to more stringent quality standards.

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

Demand for our programming and our Business, financial condition and results of operations are affected by changes that impact Hispanic living in the United States.

        We believe one of our growth drivers will result from projected increases in the U.S. Hispanic population and projected increases in their buying power. Factors that impact the U.S. Hispanic population, including a slow-down in immigration into the U.S. in the future, the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America could affect the growth of the U.S. Hispanic population and, as a result, the demand for our programming. If the U.S. Hispanic population grows more slowly than anticipated, the projected buying power of the U.S. Hispanic population may not grow as anticipated. In addition, economic conditions, such as unemployment, that disproportionately impact the U.S. Hispanic population could slow the growth of, or reduce, the projected buying power of U.S. Hispanics. If the U.S. Hispanic population or its buying power grows more slowly than anticipated, it could have a material adverse effect on our business, financial condition and results of operations.

        In addition, in the U.S. we exclusively target our Hispanic audience through Spanish-language programming. As U.S. Hispanics become bilingual or English-dominant, demand for our Spanish-language programming could be adversely impacted by competing English-language programming, including programming primarily in English-language targeting the bilingual or English-dominant U.S. Hispanic population. In addition, a shift in policy towards encouraging English-language fluency among U.S. Hispanic immigrants could also impact demand for Spanish-language programming. If we are unable to create more programming and networks targeted to this audience, we may lose audience share to competing English-language or bilingual programming which could lead to lower ratings and consequently, lower advertising revenues, which could have a material adverse effect on our business, financial condition and results of operations.

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

        Technology in the video, telecommunications and data services industry is changing rapidly. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable. Consumers are increasingly viewing content on a time-delayed or on-demand basis from traditional distributors and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Digital downloads, rights lockers, rentals and subscription services are competing for consumer preferences with each other and with traditional physical distribution of our content. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in harm to our Business and operating results. Additionally, the development of new methods of content distribution could dilute our Networks' market share and lead to increased competition for viewers. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our Business could be adversely affected.

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

        To the extent necessary to comply with the Communications Act and FCC rules and policies, our board of directors may (i) take any action it believes necessary to prohibit the ownership or voting of more than 25% of our outstanding capital stock by or for the account of Aliens or by any other entity (a) that is subject to or deemed to be subject to control by Aliens on a de jure or de facto basis or (b) owned by, or held for the benefit of Aliens in a manner that would cause us to be in violation of the Communications Act or FCC rules and policies; (ii) prohibit any transfer of our capital stock which we believe could cause more than 25% of our outstanding capital stock to be owned or voted by or for any person or entity identified in the foregoing clause (i); (iii) prohibit the ownership, voting or transfer of any portion of its outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause us to violate or would otherwise result in violation of any provision of the Communications Act or FCC rules and policies; (iv) convert shares of our Class B common stock into shares of our Class A common stock to the extent necessary to bring us into compliance with the Communications Act or FCC rules and policies; and (v) redeem capital stock to the extent necessary to bring us into compliance with the Communications Act or FCC rules and policies or to prevent the loss or impairment of any of our FCC licenses.

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

        Furthermore, WAPA's ability to successfully negotiate and renegotiate future retransmission consent agreements may be hindered by potential legislative or regulatory changes to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen existing regulatory provisions requiring broadcasters and MVPDs to negotiate retransmission consent in "good faith," (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station's signal during an audience measurement period to Direct broadcast satellite ("DBS") systems. In September 2015, the FCC issued a Notice of Proposed Rulemaking to consider whether the test to determine if a broadcaster and MVPD are negotiating retransmission consent agreements in good faith needs to be modified. The FCC has not yet issued a decision in these proceedings, and we cannot predict the outcome of any FCC regulatory action in this regard.

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

        Puerto Rico's track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges. Puerto Rico's government is facing a poor fiscal condition, high unemployment rate and extremely low labor force participation. Indeed, increasing economic problems in Puerto Rico have led to high-levels of migration from the territory. In 2014, 84,000 thousand people left Puerto Rico for the U.S. mainland, compared to 61,000 in 2010. This movement of people from Puerto Rico to the U.S. mainland resulted in a net migration loss (after accounting for migration to Puerto Rico) of 64,000 persons in 2014, up from the net migration loss of 26,000 in 2010. The continued loss of school-age children and those in their prime working years has contributed to Puerto Rico's lowered growth prospects going forward.

        Serious fiscal challenges have recently surfaced that are closely interrelated with Puerto Rico's weak economic performance. Puerto Rico has implemented measures intended to address its budgetary gaps and economic challenges, including raising the corporate tax rate from 30% to 39%, passing amendments to the income tax, sales tax and use tax, or IVU, effective July 1, 2015, which implements a rate of 11.5%, and passing a new value added tax system (that will replace the IVU on June 1, 2016) that implements a rate of 10.5%, which will apply to certain taxable transactions and articles, including a merchant's sale into Puerto Rico of goods and services, a non-resident's rendering of a service to a person in Puerto Rico, and other combined transactions, passing a balanced budget for fiscal 2015, and other significant expenditure controls and revenue enhancement measures. Despite these efforts, the Puerto Rican economy has been and continues to be in a recession since 2006, and has been burdened by limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other potential fiscal challenges. There can be no assurance that any past or new actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, such fiscal measures may end up having direct negative consequences to our Business and results of operations.

        Persistent deficits in Puerto Rico's fiscal accounts, as well as mounting deficits in the operation of several major public corporations have substantially raised Puerto Rico's overall public debt to approximately $72 billion. On June 28, 2015 the Governor of Puerto Rico publicly announced that his administration will seek broad concessions from the commonwealth's creditors, warning that Puerto Rico's obligations on its outstanding municipal bonds are not otherwise payable. Unlike U.S. municipalities, Puerto Rican public corporations and municipalities do not have the protections of Chapter 9 of the U.S. Bankruptcy Code following the U.S. District Court for the District of Puerto Rico ruling and affirmation by U.S. Circuit Court of Appeals for the First Circuit that the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the "Recovery Act") was preempted by the U.S. Bankruptcy Code and void pursuant to the Supremacy Clause of the United States Constitution. Following the Governor's announcement to seek broad concessions from bondholders, on July 28, 2015, U.S. Treasury Secretary Jacob Lew urged immediate action from Congress to pass pending legislation in order to open a bankruptcy path for Puerto Rican public corporations and municipalities. Secretary Lew warned the Senate Finance Committee that without a tested legal regime in place, any resolution of Puerto Rico's financial obligations would likely be a chaotic, protracted, and costly process both for Puerto Rico and more broadly for the United States.

        On August 3, 2015, Puerto Rico's Government Development Bank failed to make a $58 million payment in full due on behalf of the Public Finance Corporation, citing lack of appropriated funds for such payment, which prompted Moody's to declare an event of default. On January 4, 2016, the Government Development Bank purposefully elected to default on a $174 million payment on behalf of the Public Finance Corporation and Infrastructure Financing Authority to certain lower ranked creditors (in lieu of making a payment in full to higher ranked creditors), which prompted Standard & Poor's to downgrade the rating for Puerto Rico Infrastructure Financing Authority bonds from CC to D. Following Puerto Rico's second default, the U.S. Department of the Treasury urged Congress to enact legislation under the Territorial Clause of the U.S. Constitution to provide Puerto Rico with the power to restructure its approximately $72 billion in debt and other liabilities through the courts and with federal oversight. Congress seeks to review specific legislation addressing Puerto Rico's debt obligations by the end of March 2016. It is unclear if and when any specific legislation will be approved and, if approved, whether such legislation will have retroactive effect for the commonwealth's outstanding debt.

        In addition, on December 4, 2015, the Supreme Court agreed to hear a case captioned, The Commonwealth of Puerto Rico et al. v. Franklin California Tax-Free Trust et al., which involves a challenge to the Commonwealth of Puerto Rico's ability to restructure its outstanding debt under local law. At issue is whether the Recovery Act, which provides certain public corporations of the Commonwealth of Puerto Rico the ability to ask bondholders to accept losses on the securities they hold, is preempted by and thus invalid under Chapter 9 of the U.S. Bankruptcy Code which forbids states from enacting restructuring schemes that bind creditors without their consent, and whether Chapter 9 of the U.S. Bankruptcy Code applies even though Puerto Rico is not authorized to access Chapter 9 itself. If the Commonwealth of Puerto Rico should not prevail in the pending litigation, economic conditions in Puerto Rico could continue to worsen and such conditions could have an adverse effect on our Business, results of operations, and/or financial condition. Moreover, the ultimate disposition of this proceeding may impact or delay the ability of Congress to pass specific legislation aimed at remedying Puerto Rico's outstanding debt obligations. We cannot predict the ultimate outcome of this proceeding.

        Inability to extract concessions from Puerto Rico's bondholders, lack of legislative or judicial resolution to allow Chapter 9 protection to Puerto Rican public corporations and municipalities, a potential government shutdown, potential expenses and delays implementing budget solutions, the loss or reduction in the flow of federal funds, additional unemployment, and contraction in the manufacturing and construction sectors could have serious negative consequences for Puerto Rico's economy and further heighten the risks associated with the our exposure to Puerto Rico's economy. In addition, continued volatile economic conditions in Puerto Rico or declines in consumer confidence could have a negative impact on the broadcast television industry or the industries of our advertisers, resulting in reduced advertising sales.

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

        Unfavorable general economic conditions, such as a recession or economic slowdown in parts of the United States or in one or more of the major markets in which we operate, could negatively affect the affordability of and demand for some of our products and services. In addition, adverse economic conditions may lead to loss of subscriptions for our Networks. If these events were to occur, it could have a material adverse effect on our results of operations.

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

The broadcast incentive auction could result in the modification of our broadcast licenses for WAPA by requiring us to operate on other channels.

        The FCC has begun an incentive auction to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. The incentive auction process has three components.

        First, the FCC will conduct a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish its station's spectrum by surrendering the station's license; relinquishing the right to the station's spectrum and thereafter share spectrum with another station; or, for stations that operate in the UHF spectrum, modifying the station's UHF channel license to a VHF channel license. Applications for television stations to participate in the reverse auction were due January 12, 2016. The reverse auction will commence on March 29, 2016, when television stations participating in the auction are required to make their initial bid commitments.

        Second, the FCC will conduct a forward auction of the relinquished broadcast spectrum to new users.

        Third, the FCC will "repack" television stations that do not relinquish spectrum in the auction in remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. The FCC, when repacking the television broadcast spectrum, will use reasonable efforts to preserve a station's coverage area and population served. The FCC is prohibited from requiring a station to move involuntarily from the UHF spectrum band, the band in which WAPA's broadcast licenses operate, to the VHF spectrum band or from the high VHF band to the low VHF band.

        Although we believe the broadcast incentive auction will have no material negative impact on our Business, the outcome of the incentive auction and repacking of broadcast television spectrum or the impact of such items on our Business cannot be predicted.

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

        A majority of our employees in Puerto Rico are highly specialized union members who are essential to the production of television programs and news. These employees are covered by our CBAs, one of which was scheduled to expire on July 23, 2015 and the other which expires on June 27, 2016. Pursuant to its terms, the CBA which was scheduled to expire on July 23, 2015 automatically renewed for a period of eighteen (18) months upon such expiration date and remains in effect through January 23, 2017 while the Company and UPAGRA negotiate its renewal. While we believe that we will maintain good working relations with our employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of the expired CBA in a manner acceptable to the Company. A strike by, or a lockout of, UPAGRA, which provides personnel essential to the production of television programs, could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in the programming schedule of certain of our Networks, which could have a material adverse effect on our Business, financial condition and results of operations.

We could become obligated to pay additional contributions due to the unfunded vested benefits of a multiemployer pension plan. A future incurrence of withdrawal liability could have a material effect on our results of operations.

        WAPA makes contributions to the Newspaper Guild International Pension Plan (the "Plan" or "TNGIPP"), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by our two CBAs. WAPA's contribution rates to the Plan are generally determined in accordance with the provisions of the CBAs and a rehabilitation plan that was adopted by the TNGIPP.

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

        WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and the above-noted Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the "Red Zone", as defined by the PPA, and that a plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010 and then updated on November 17, 2015. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. WAPA elected the "Preferred Schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015. In 2015, The Plan's Trustee's reviewed the Rehabilitation Plan and the financial projections under the Plan and determined that is was not prudent to continue benefit accruals under the current Plan and that implementation of a updated plan with a new benefit design would be in the best interest of the Plan's participants. As a result, the Plan's Board of Trustee's adopted changes to the Rehabilitation Plan effective January 1, 2016.

        Under the Rehabilitation Plan, as revised in 2015, WAPA will need to agree to one of the updated "schedules" of changes as set forth under the revised Rehabilitation Plan. These schedule options include a new preferred schedule that does not require contribution increases but requires the employer to commit to remaining in the Plan for an additional five years, or the existing preferred schedule or a default schedule, both of which require annual contribution increases of 3% (starting January 1, 2016).

        The future cost of the Plan depends on a number of factors, including the funding status of the Plan and the ability of other participating companies to meet ongoing funding obligations. Participating employers in the Plan are jointly responsible for any plan underfunding. Assets contributed to the Plan are not segregated or otherwise restricted to provide benefits only to the employees of WAPA. While WAPA's pension cost for the Plan is established by the CBA, the Plan may further revise the Rehabilitation Plan to impose additional increased contribution rates and surcharges based on the funded status of the plan and in accordance with the provisions of the Rehabilitation Plan and the PPA. Factors that could impact the funded status of the Plan include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

        The contribution increases and effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on our results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on WAPA to contribute to any plan underfunding may be material. In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

        If WAPA completely or partially withdrew from the Plan, it would be obligated to pay complete or partial withdrawal liability (which could be material). Pursuant to the last available notice (for the Plan year ended December 31, 2014), WAPA's contributions to the Plan exceeded 5% of total contributions made to the Plan. For more information, see Note 11, "Retirement Plans" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

A large portion of our revenue is generated from a limited number of customers, and the loss of these customers could adversely affect our Business.

        Our Networks depend upon agreements with a limited number of Distributors. For the year ended December 31, 2015, one of our Distributors accounted for more than 10% of our total net revenues. The loss of channel carriage with any significant Distributor, or our inability to renew an affiliation agreement with any significant Distributor on acceptable terms, would have a materially adverse effect on our Business, financial condition and results of operations.

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

        If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock and Warrants could decline. The trading market for our Class A common stock and Warrants will be influenced by the research and reports that industry or securities analysts may publish about our Business, our market, or our competitors. As of December 31, 2015, only two industry analysts currently publish research on our Business. If any of the analysts who may cover our Business change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock and Warrants would likely decline. If any analyst who may cover our Business were to cease coverage of Hemisphere or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

        The average daily trading volume in our Class A common stock and our Warrants during the year ended December 31, 2015 was approximately 38,875 shares and 15,475, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock and Warrants or the prices at which holders may be able to sell our Class A common stock and Warrants and the limited market liquidity for our securities could affect a holder's ability to sell at a price satisfactory to that holder.

We are a "controlled company" within the meaning of NASDAQ rules and, as a result, we qualify for, and choose to rely on, exemptions from certain corporate governance requirements.

        Our controlling stockholder, InterMedia, controls approximately 83.6% of the voting power of all of our outstanding capital stock. As a result of the concentration of the voting rights in our Company, we are a "controlled company" within the meaning of the rules and corporate governance standards of NASDAQ. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain NASDAQ corporate governance requirements, including:

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

        We have elected not to comply with the above corporate governance requirements. Accordingly, our stockholders are not afforded the same protections generally as stockholders of other NASDAQ-

listed companies for so long as we remain a "controlled company" and rely upon such exemptions. The interests of our controlling stockholder may conflict with the interests of our other stockholders, and the concentration of voting power in such stockholder will limit our other stockholders ability to influence corporate matters.

Our controlling stockholder exercises significant influence over us and their interests in our Business may be different from the interests of our stockholders; future sales of substantial amounts of our Class A common stock may adversely affect our market price.

        Our controlling stockholder, InterMedia, controls approximately 83.6% of the voting power of all of our outstanding capital stock. The controlling stockholders' Class B common stock vote on a 10 to 1 basis with our Class A common stock, which means that each share of our Class B common stock has 10 votes and each share of our Class A common stock has 1 vote. All shares of our capital stock vote together as a single class. Accordingly, our controlling stockholder generally has the ability for the foreseeable future to influence the outcome of any of our corporate actions which require stockholder approval, including, but not limited to, the election of directors, significant corporate transactions, such as a merger or other sale of the Company or the sale of all or substantially all of our assets. This concentrated voting control will limit your ability to influence corporate matters and could adversely affect the market price of our Class A common stock and Warrants.

        Our controlling stockholder may delay or prevent a change in control in our Business. In addition, the significant concentration of stock ownership may adversely affect the value of our Class A common stock and Warrants due to a resulting lack of liquidity of our Class A common stock or a perception among investors that conflicts of interest may exist or arise. If our controlling stockholder sells a substantial amount of our Class A common stock (upon conversion of their Class B common stock, which may be converted at any time in their sole discretion) or Warrants in the public market, or investors perceive that these sales could occur, the market price of our Class A common stock and Warrants could be adversely affected.

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

        We have entered into a Registration Rights Agreement with certain parties, including our controlling stockholder. If requested properly under the terms of the Registration Rights Agreement, certain of these stockholders have the right to require us to register the offer and sale of all or some of their Class A common stock (including upon conversion of their Class B common stock and Warrants) under the Securities Act in certain circumstances and also have the right to include those shares in a registration initiated by us. If we are required to include the shares of capital stock held by these stockholders pursuant to these registration rights in a registration initiated by us, sales made by such stockholders may adversely affect the price of our Class A common stock and Warrants and our ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be sold in the public market or demand that we include their shares for registration on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of our Class A common stock or Warrants.

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

        We issued Warrants to certain holders upon the consummation of the Transaction. To the extent such Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock. For the year ended December 31, 2015, 10,000 Warrants had been exercised into 5,000 additional shares of our Class A common stock.

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

        We are a holding company with no business operations of our own. Our only significant asset is, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Although our Amended Term Loan Facility permits certain restricted payments from our subsidiaries to us to pay for our administrative expenses corporate overhead, franchise taxes, public company costs, directors' fees and certain insurance premiums and deductibles, it restricts our subsidiaries ability to remit dividends to us in other instances. Additionally, dividends to us from WAPA are also subject to certain local taxation. Consequently, our ability to pay dividends is limited by funds that our subsidiaries are permitted to dividend to us, and in certain instances, will subject us to certain tax liabilities.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our headquarters at 2000 Ponce de Leon Blvd., Coral Gables, FL 33134. In 2016, we expect to relocate our headquarters to a larger facility in Coral Gables. If necessary, we may, from time to time, lease additional facilities for our activities. The current lease is on a month-to-month tenancy, which shall terminate upon our relocation. The lease for our new headquarters will commence upon our occupancy.

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

        The following table sets forth our principal places of business at December 31, 2015:

Location	Description	Area (Square Feet)
Coral Gables, FL	Headquarters	5,243
San, Juan, Puerto Rico	Administrative Offices, TV Production	66,500

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our Class A common stock is listed and traded on NASDAQ under the symbol "HMTV." There is no publicly traded market for our Class B common stock. At March 11, 2016, there were 15,635,655 shares of Class A common stock outstanding, and the closing sale price of our ordinary shares was $13.69. Also as of that date, we had approximately 17 and 4 ordinary shareholders of record of our Class A common stock and Class B common stock, respectively. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name. We have not declared any dividends and we do not anticipate paying dividends on our Class A common stock or Class B common stock in the foreseeable future. Our Amended Term Loan Facility restricts our ability to declare dividends in certain situations.

Price Range of our Class A Common Stock

        The table below sets forth the intra-day high and low sales prices per share of our Class A common stock for the periods indicated as reported on NASDAQ:

	High	Low
Fiscal Year ended December 31, 2015
First Quarter	$14.49	$11.92
Second Quarter	$13.25	$11.69
Third Quarter	$15.10	$11.74
Fourth Quarter	$15.19	$12.86

	High	Low
Fiscal Year ended December 31, 2014
First Quarter	$12.87	$9.83
Second Quarter	$14.36	$10.87
Third Quarter	$12.97	$10.65
Fourth Quarter	$13.69	$10.51

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, Warrants and rights (a)	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (b)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	2,043,334	$11.49	804,080

Total	2,043,334	$11.49	804,080

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

Purchase of Equity Securities

        The following table sets information with respect to Warrants repurchased during the quarter ended December 31, 2015. The Warrants were repurchased from one holder in one privately negotiated transaction. None of the Warrants in this table were repurchased directly from any of our officers or directors. We made no other repurchase of Warrants for the year ended December 31, 2015.

Period	Total number of Warrants	Average price paid per Warrant	Total number of Warrants purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of Warrants that may yet be purchased under the plans or programs (b)
October 1 - 31	—	—	—	—
November 1 - 30	—	—	—	—
December 1 - 31	1,337,008	1.33	—	—

Total	1,337,008	$1.33	—	—

(a)(b)	We did not authorize any public plan or program for the quarter or year ended December 31, 2015.

Performance Graph

        The following graph compares the performance of our Class A common stock with the performance of the S&P 500 and a peer group index of companies that we believe are closest to ours (the "Peer Group Index") by measuring the changes in our Class A common stock prices from April 5, 2013, through December 31, 2015. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the Commission. The Peer Group Index is made up of companies that engage in the broadcast and cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group Index are quite different from ours. The common stock of the following companies has been included in the Peer Group Index: AMC Networks Inc., Discovery Communications Inc., Entravision Communications Corporation, Scripps Networks Interactive, Inc. and Starz, LLC. The chart assumes $100 was invested on April 5, 2013 in each of our Class A common stock, S&P 500 and in a peer group weighted by market capitalization at the beginning of the period.

 Hemisphere Stock Performance vs. Peer Index

Source: Capital IQ

Note: Peer Index includes; AMC Networks, Discovery Communications, Entravision Communications, Scripps Networks Interactive, and Starz

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. It may only be incorporated by reference in another filing under the Exchange Act or Securities Act of 1933, as amended, if such subsequent filing specifically references this filing.

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following table sets forth our selected historical consolidated financial information for the periods presented. The selected financial information for the fiscal years ended December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and the selected financial data as of December 31, 2012 and 2011 and for each of the two fiscal years then ended, have been derived from WAPA Holdings' audited consolidated financial statements.

        The financial information indicated may not be indicative of future performance. This financial information and other data should be read in conjunction with our audited and unaudited consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	2015	2014	2013	2012	2011
Selected Statement of Operations Information: (amounts in thousands expect per share data)
Net revenues	$129,790	$111,989	$86,005	$71,367	$60,797
Operating income	34,867	26,027	7,722	20,866	15,402
Income (loss) before income taxes	22,781	12,986	(1,167)	17,315	11,588
Income tax expense	(9,042)	(2,429)	(3,130)	(6,285)	(3,984)

Net income (loss)	$13,739	$10,557	$(4,297)	$11,030	$7,604

Basic net income (loss) per share	$0.32	$0.25	$(0.14)	$11,030	$7,604
Diluted net income (loss) per share	$0.31	$0.25	$(0.14)	$11,030	$7,604
Weighted average shares outstanding
Basic	42,840	42,321	31,143	1	1
Diluted	43,802	42,622	31,143	1	1
Selected Balance Sheet Information:
Cash	$179,532	$142,010	$176,622	$10,084	$10,183
Goodwill	164,887	164,887	130,794	10,983	10,983
Other intangibles	78,185	91,611	34,610	1,678	1,908
Other assets	128,546	119,889	108,094	93,113	93,873
Total assets	551,150	518,397	450,120	115,858	116,947
Total liabilities	272,509	261,984	209,332	76,199	82,562
Total stockholders' equity	278,641	256,413	240,788	—	—
Total member's capital	—	—	—	39,659	34,385

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis summarizes our financial condition and operating performance and should be read in conjunction with our historical consolidated financial statements and notes thereto included above. Unless the context indicates otherwise, the terms the "Company," "Hemisphere," "we," "our" or "us" are used to refer to Hemisphere Media Group, Inc. and its consolidated subsidiaries.

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

        On April 1, 2014, we closed on the Cable Networks Acquisition. Accordingly, the operating results of the Cable Networks Acquisition are included in our operating results as of the date of the acquisition.

        Significant components of management's discussion and analysis of results of operations and financial condition include:

  •
  Overview.  The overview section provides a summary of our business, operational divisions and business trends, outlook and strategy.

  •
  Consolidated Results of Operations.  The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2015 compared to the year ended December 31, 2014, and for the year ended December 31, 2014 compared to the year ended December 31, 2013.

  •
  Liquidity and Capital Resources.  The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2015 compared to the year ended December 31, 2014, and for the year ended December 31, 2014 compared to the year ended December 31, 2013.

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

        On April 1, 2014, we acquired the assets of the following three Spanish-language cable television networks: Pasiones, Centroamerica TV and Television Dominicana, which we refer to as the Acquired Cable Networks.

        We operate our business in one operating segment. We own and operate the following leading Spanish-language Networks and content platform:

  •
  Cinelatino:  the leading Spanish-language cable movie network with over 16 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-rated Spanish-language cable movie network in the U.S. and the #2-rated Spanish-language cable television network in the U.S. overall;

  •
  WAPA:  the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last seven years. WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 75 hours each week. Through its multicast signal, WAPA distributes WAPA2 Deportes, a leading sports television network in Puerto Rico, featuring MLB, NBA and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment Web site in Puerto Rico featuring news and content produced by WAPA;

  •
  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States. WAPA America's programming includes over 75 hours of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to over 5.0 million subscribers;

  •
  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features the best novelas licensed from the most popular television networks. Pasiones has over 14 million subscribers across the U.S. and Latin America;

  •
  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to 4.0 million subscribers; and

  •
  Television Dominicana:  a cable television network targeting Dominicans living in the U.S. Television Dominicana features the most popular news and entertainment from the Dominican Republic, as well as the professional winter baseball league from the Dominican Republic. Television Dominicana is distributed in the U.S. to 3.0 million subscribers.

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

        Retransmission and subscriber fees are charged to distributors of our Networks, including cable, satellite and telecommunication service providers, pursuant to multi-year agreements. We believe our Networks are well positioned to continue further growth in our retransmission and subscriber fees, fueled by our Networks' strong ratings, continued growth in our target demographic audiences and robust content portfolio. We continually review the quality of our programming to ensure that it is maximizing our Networks' viewership and giving our Networks' subscribers a premium, high-value experience. The continued growth in our subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, and new system launches, particularly in Latin America.

        We generate over 90% of our net revenue from the United States. For the years ended December 31, 2015, 2014 and 2013, we generated $120.6 million, $103.7 million and $81.7 million, respectively, from the United States. For the years ended December 31, 2015, 2014 and 2013, we generated $9.2 million, $8.3 million and $4.1 million, respectively, from outside the United States.

        All of our Networks derive revenues from retransmission/subscriber fees and from advertising, including Cinelatino, which introduced advertising in July 2015.

        WAPA has been the #1-rated broadcast television network in Puerto Rico for the last seven years and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. WAPA's primetime household rating in 2015 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success in the last seven years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks have experienced in the U.S. (ABC, CBS, NBC and Fox).

        WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position as they are among the few Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and significant growth in subscribers, as the U.S. Hispanic population continues its long-term growth. Cinelatino and WAPA America are presently rated by Nielsen.

        Hispanics represent over 17% of the total U.S. population and approximately 10% of the total U.S. buying power, but only 7% of the aggregate media spend targets U.S. Hispanics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption. U.S. Hispanic cable network advertising revenue grew at a 13% CAGR from 2009 to 2015, more than doubling from

$204 million to $436 million. Going forward, U.S. Hispanic cable advertising is expected to continue to grow at a 13% CAGR from 2015 to 2019, outpacing forecasted growth for U.S. cable advertising, U.S. Hispanic broadcast advertising and U.S. general market broadcast advertising.

        Management expects our U.S. networks to benefit from significant growth in subscribers, as the U.S. Hispanic population continues its long-term growth. The U.S. Census Department estimated that over 55 million Hispanics resided in the United States in 2014, representing an increase of approximately 20 million people between 2000 and 2014, and that number is projected to grow to 70 million by 2025. Hispanic television households grew by 35% during the period from 2006 to 2016, from 11.2 million households to 15.1 million households. Similarly, Hispanic pay-TV subscribers increased 53% since 2006 to 12.1 million subscribers in 2016. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for WAPA America and Cinelatino.

        Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop and rising disposable incomes, as well as investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 32% from 2012 to 2015, and are projected to grow an additional 15 million from 51 million in 2015 to 66 million by 2020 representing projected growth of approximately 29%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 23% and 20%, respectively, of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America, and therefore will be able to expand distribution throughout the region.

        MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. Upon consummation of the Transaction, certain of the agreements were amended or terminated to what management believes to be to the benefit of Cinelatino. As consideration for the terminated agreement, we made a one-time payment of $3.8 million to MVS. An agreement which had granted MVS the exclusive right to distribute the service in the U.S. was terminated upon consummation of the Transaction. We have assumed responsibility for those activities previously provided by MVS, given the resources of WAPA that will be available to us, thus having no impact on Cinelatino's operations. A similar agreement which had granted MVS the exclusive right to distribute the service throughout Latin America was amended upon consummation of the Transaction so that MVS's rights would be on a non-exclusive basis, except for distribution agreements then in effect. Management believes that the amendment to this agreement will not impact Cinelatino's current distribution, and should enhance Cinelatino's ability to drive new distribution in Latin America. MVS has terminated this agreement effective February 29, 2016. Also upon consummation of the Transaction, Cinelatino's affiliation agreement with Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, was extended through August 1, 2017.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Years Ended December 31, 2015 and December 31, 2014 (amounts in thousands)

	Years Ended December 31,
			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2015	2014
Net revenues	$129,790	$111,989	$17,801	15.9%

Operating Expenses:
Cost of revenues	41,189	36,450	(4,739)	(13.0)%
Selling, general and administrative	36,037	31,608	(4,429)	(14.0)%
Depreciation and amortization	17,218	16,552	(666)	(4.0)%
Other expenses	446	1,282	836	65.2%
Loss on disposition of assets	33	70	37	52.9%

Total Operating Expenses	94,923	85,962	(8,961)	(10.4)%

Operating Income	34,867	26,027	8,840	34.0%

Other Expenses:
Interest expense, net	(12,086)	(11,925)	(161)	(1.4)%
Loss on extinguishment of debt	—	(1,116)	1,116	100.0%

	(12,086)	(13,041)	955	7.3%

Income before Income Taxes	22,781	12,986	9,795	75.4%
Income tax expense	(9,042)	(2,429)	(6,613)	NM

Net Income	$13,739	$10,557	$3,182	30.1%

NM = not meaningful

Net Revenues

        Net revenues for the year ended December 31, 2015 were $129.8 million, an increase of 16%, compared to net revenues of $112.0 million for the same period in 2014. This increase was primarily driven by growth in advertising revenues and higher subscriber and retransmission fees. The growth in revenue was also a result of the inclusion of the operating results of the Acquired Cable Networks for a full year, which were acquired on April 1, 2014.

Operating Expenses

        Cost of Revenues:    Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the year ended December 31, 2015, cost of revenues increased $4.7 million, or 13%. This increase was due to the inclusion of the Acquired Cable Networks, which were not included in the prior year's first quarter, and increased investment in programming, consistent with our previously stated strategy.

        Selling, General and Administrative:    Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. For the year ended December 31, 2015, selling, general and administrative expenses increased $4.4 million, or 14%, due primarily to the inclusion of the operating results of the Acquired Cable Networks, which were not included in the prior year's first quarter. This increase was also driven by higher sales and marketing expenses as we launched advertising on

Cinelatino, as well as higher salaries, as we expand our infrastructure to support the growth of our business.

        Depreciation and Amortization:    Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. For the year ended December 31, 2015, depreciation and amortization expense increased $0.7 million, or 4.0%, primarily due to an additional quarter of amortization of intangible assets related to the Acquired Cable Networks, which was not included in the prior year's first quarter, offset in part by the decline in amortization of intangible assets in the current year due to the expiration of the useful lives of certain intangibles.

        Other Expenses:    Other expenses include legal and financial advisory fees, and other fees incurred in connection with corporate finance activities, including debt and equity financings, and acquisition activities. For the year ended December 31, 2015, other expenses decreased $0.8 million, or 65%, due to higher costs incurred in connection with the Cable Networks Acquisition and refinancing of our Term Loan Facility in the prior year as compared to the fees incurred in connection with the secondary equity offering in the current year.

        Loss on Disposition of Assets:    Loss on disposition of assets reflects losses on disposal of equipment no longer used in our operations.

Other Expenses

        Other expenses consist primarily of interest expense. For the year ended December 31, 2015, other expenses decreased by $1.0 million, or 7%. The decrease was primarily due to the loss on extinguishment of debt incurred in the prior year in connection with the refinancing of our Term Loan Facility, offset in part by higher interest expense due to an increase in the average balance of our Term Loan Facility.

Income Tax Expense

        Income tax expense increased $6.6 million due to an increase in income before taxes of $9.8 million for the year ended December 31, 2015. The increase in income tax expense was also due to the reversal in the prior year's second quarter of a $2.5 million valuation allowance related to foreign tax credits. For more information, see Note 6, "Income Taxes" of Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

Net Income

        Net income increased $3.2 million for the year ended December 31, 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Years Ended December 31, 2014 and December 31, 2013

	Years Ended December 31,
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

Net Revenues

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

        Loss on Disposition of Assets:    Loss on disposition of assets decreased $0.1 million during the year ended December 31, 2014 due to a decline in losses on disposal of equipment no longer used in our operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

        Our principal sources of cash are cash on hand, and cash flows from operating activities. As of December 31, 2015, the Company had $179.5 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, interest payments on our outstanding debt and income tax payments and may be used to fund acquisitions.

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

Cash Flows

	Years Ended December 31,
	2015	2014	2013
Amounts in thousands
Cash provided by (used in):
Operating activities	$42,192	$23,274	$6,993
Investing activities	(5,355)	(104,852)	(1,786)
Financing activities	685	46,966	161,331

Net increase (decrease) in cash	$37,522	$(34,612)	$166,538

Comparison for the Year Ended December 31, 2015 and December 31, 2014

Operating Activities

        Cash provided by operating activities is primarily driven by our net income, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense, deferred taxes and provision for bad debts.

        Net cash provided by operating activities for the year ended December 31, 2015 was $42.2 million as compared to $23.3 million in the same period in 2014, due primarily to a $3.2 million increase in net income, a $0.5 million increase in non-cash items and a $15.3 million increase in net working capital. Non-cash items increased primarily as a result of a $1.3 million increase in programming amortization, a $0.7 million increase in depreciation and amortization expense, and a $0.5 million increase in the provision for bad debt, offset in part by a $1.1 million decrease in loss on extinguishment of debt and a $0.3 million decline in stock-based compensation.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2015 was $5.4 million, as compared to net use of cash of $104.9 million in the same period in 2014. The decline in cash used by investing activities is primarily due to the Cable Networks Acquisition in 2014, which was funded with $101.9 million from cash on our balance sheet, offset in part by an increase in capital expenditures of $2.4 million.

Financing Activities

        For the year ended December 31, 2015, cash provided by financing activities was $0.7 million, as compared to $47.0 million in the same period in 2014. This decrease is primarily due to the $47.9 million of net proceeds from the refinancing of our Term Loan Facility on July 31, 2014, principal debt payments made during 2015 of $2.3 million and repurchases of warrants in 2015 of $1.8 million, offset in part by net proceeds from the secondary equity offering in May 2015 of $5.4 million and net proceeds from the exercise of warrants and stock options of $0.2 million. For more information, see Note 7, "Long-Term Debt" of Notes to the Consolidated Financial Statements, included in this Annual Report on Form 10-K.

Comparison for the Year Ended December 31, 2014 and December 31, 2013

Operating Activities

        Cash provided by operating activities is primarily driven by our net income (loss), adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense, deferred taxes and provision for bad debts.

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

        In addition, pursuant to the terms of the Amended Term Loan Facility, the earlier of the delivery of the financial statements for each fiscal year and 90 days after the end of each fiscal year (commencing with the fiscal year ending December 31, 2015), the Borrowers are required to make a prepayment of the loan principal in an amount equal to 50% of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25% and again to 0% at lower leverage ratios.

        The excess cash flow as defined in the Term Loan Facility will require a payment of approximately $8.3 million, which will be paid upon filing of this Form 10-K in March 2016. As permitted under the Term Loan Facility, the excess cash flow payment will be allocated at our election and in direct order of maturity. Accordingly, we will not be required to make the scheduled quarterly loan amortization payments for several quarters. As a result, the excess cash flow payment represents the current portion of long-term debt shown on the balance sheet as of December 31, 2015.

        As of December 31, 2015, we have made principal payments of $2.3 million on all existing indebtedness throughout the year.

        The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Credit Agreement and Guaranty Agreement, each filed as exhibits to this Annual Report on Form 10-K.

Contractual Obligations

        Our contractual obligations as of December 31, 2015 are as follows (amounts in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt obligations, including current portion(1)	$221,625	$8,278	$—	$213,347	$—
Operating lease obligations	2,552	296	771	641	844
Interest(2)	48,963	10,771	21,335	16,857	—
Other commitments(3)	14,958	7,093	5,974	1,881	10

Total	$288,098	$26,438	$28,080	$232,726	$854

(1)
Excludes interest, original issue discount related to debt and any future excess cash payments.

(2)
While variable interest debt, forecasted interest obligation calculated using the current rate of interest at December 31, 2015.

(3)
Includes programming commitments which are not yet available and are not included on the balance sheet.

        Additionally, at December 31, 2015, our proportionate share of the projected benefit obligation of the Newspaper Guild International Pension Plan (the "Plan") exceeded plan assets by $2.9 million as the Plan is unfunded. Estimates of our future obligation are primarily dependent on future interest rates, future regulatory law changes and future collective bargaining agreements covering the Plan participants.

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

        The variable-rate of interest on the Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Amended Term Loan Facility, we do not speculate on the future direction of interest rates. As of December 31, 2015, our exposure to changing market rates with respect to the Amended Term Loan Facility was as follows:

Dollars in millions	December 31, 2015
Variable rate debt	$221.6
Interest rate	5.00%

        As of December 31, 2015 total outstanding balance on the Amended Term Loan Facility was approximately $221.6 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $221.6 million, we would incur an increase in interest expense of approximately $2.2 million per year. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

        Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. Dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

        Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at December 31, 2015.

Item 8.    Financial Statements and Supplementary Data.

        The response to this item is provided in this Annual Report on Form 10-K under Item 15 Exhibits, Financial Statements and Schedules and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of December 31, 2015. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of the Independent Registered Public Accounting Firm

        The effectiveness of the our internal control over financial reporting, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption "Report of Independent Registered Public Accounting Firm," which is incorporated herein by reference.

Item 9B.    Other Information.

        None.

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
4.6
Warrant Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to Azteca Acquisition Corporations' Current Report on Form 8-K filed with the Commission on July 6, 2011 (File No. 000-54443).
4.7
Assignment, Assumption and Amendment of Warrant Agreement, dated as of April 4, 2013, by and among Azteca Acquisition Corporation, the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed with the Commission on April 4, 2013 (File No. 000-54925)).
4.8
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
10.3
Joinder and Waiver to Registration Rights Agreement, by and among the Company and the parties identified as Transferees and Investors therein, dated April 2, 2015 (incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3 filed with the Commission on April 2, 2015 (File No. 333-203223)).

Exhibit No.		Description of Exhibits
10.4		Credit Agreement, dated as of July 30, 2013, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, Deutsche Bank Securities Inc. as joint lead arranger and lead bookrunner, GE Capital Markets, Inc., as joint lead arranger, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, General Electric Capital Corporation, as syndication agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).
10.5
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
10.6
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
10.7	†
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
10.11	†
Consulting Agreement, dated June 20, 2013, by and between the Company and James M. McNamara (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2013 (File No. 001-35886)).

Exhibit No.		Description of Exhibits
10.12	†	Employment Agreement, dated May 6, 2013, by and between the Company and Alex J. Tolston (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2014 (File No. 001-35886)).
10.13	†
Employment Agreement, dated September 30, 2013, by and among the Company, Televicentro of Puerto Rico, LLC and Jose E. Ramos (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2014 (File No. 001-35886)).
10.14	†
Employment Agreement, dated May 5, 2014, by and between the Company and Leonardo Guevara (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 2015 (File No. 001-35886)).
10.15	†
Employment Agreement, dated June 16, 2014, by and between the Company and Karen A. Maloney (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the Commission on March 31, 2015 (File No. 001-35886)).
10.16	*†	Employment Agreement, dated August 7, 2015, by and between the Company and Vicky Bathija.
10.17	*†	Offer Letter, dated December 1, 2015, by and between the Company and Lucia Ballas-Traynor.
21.1	*	Subsidiaries of the Company.
23.1	*	Consent of RSM US LLP, independent accountants for the Company.
31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**‡	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	**‡	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	*	XBRL Taxonomy Definition Linkbase.

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

HEMISPHERE MEDIA GROUP, INC. (Registrant)
Dated: March 14, 2016	By:	/s/ ALAN J. SOKOL Alan J. Sokol Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. KERN Peter M. Kern	Chairman of the Board and Director	March 14, 2016
/s/ ALAN J. SOKOL Alan J. Sokol	Chief Executive Officer and President (Principal Executive Officer) and Director	March 14, 2016
/s/ CRAIG D. FISCHER Craig D. Fischer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2016
/s/ LEO HINDERY, JR. Leo Hindery, Jr.	Director	March 14, 2016
/s/ JAMES M. MCNAMARA James M. McNamara	Director	March 14, 2016
/s/ ERNESTO VARGAS GUAJARDO Ernesto Vargas Guajardo	Director	March 14, 2016
/s/ GABRIEL BRENER Gabriel Brener	Director	March 14, 2016

Signature	Title	Date

/s/ ERIC C. NEUMAN Eric C. Neuman	Director	March 14, 2016
/s/ VINCENT L. SADUSKY Vincent L. Sadusky	Director	March 14, 2016
/s/ JOHN ENGELMAN John Engelman	Director	March 14, 2016

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

        As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Hemisphere Media Group, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2015. Management's assessment is based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based upon our assessment and those criteria, management determined that Company's internal control over financial reporting was effective as of December 31, 2015.

        The effectiveness of the our internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption "Report of Independent Registered Public Accounting Firm."

Date: March 14, 2016

BY:

/s/ ALAN J. SOKOL Alan J. Sokol President and Chief Executive Officer	/s/ CRAIG D. FISCHER Craig D. Fischer Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Hemisphere Media Group, Inc.

        We have audited the accompanying consolidated balance sheets of Hemisphere Media Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. We also have audited Hemisphere Media Group Inc.'s and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Hemisphere Media Group Inc.'s and subsidiaries management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemisphere Media Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hemisphere Media Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

West Palm Beach, Florida
March 14, 2016

Hemisphere Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

(amounts in thousands, except share and par value amounts)

	2015	2014
Assets
Current Assets
Cash	$179,532	$142,010
Accounts receivable, net of allowance for doubtful accounts of $1,512 and $1,073, respectively	25,519	24,763
Due from related parties	1,722	1,334
Programming rights	5,552	5,441
Deferred taxes	—	4,222
Prepaid taxes and other current assets	4,541	8,071

Total current assets	216,866	185,841

Programming rights	7,457	6,652
Property and equipment, net	25,397	23,867
Deferred financing costs, net	2,254	2,758
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	78,185	91,611
Deferred taxes	13,280	—
Other assets	1,468	1,425

Total Assets	$551,150	$518,397

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	2,463	2,176
Due to related parties	1,182	787
Accrued agency commissions	8,168	6,642
Accrued compensation and benefits	3,995	3,391
Accrued marketing	6,569	5,581
Taxes payable	902	927
Other accrued expenses	3,867	2,049
Programming rights payable	4,426	4,228
Current portion of long-term debt	8,278	2,250

Total current liabilities	39,850	28,031

Programming rights payable	365	111
Long-term debt, net of current portion	211,645	219,541
Deferred taxes	17,928	11,670
Defined benefit pension obligation	2,721	2,631

Total Liabilities	272,509	261,984

Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 15,342,440 and 14,518,734 shares issued and outstanding at December 31, 2015 and 2014, respectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 30,027,148 issued and outstanding at December 31, 2015 and 2014	3	3
Additional paid-in capital	256,551	246,858
Treasury stock, at cost 236,171 at December 31, 2015 and 146,703 at December 31, 2014	(3,144)	(1,961)
Retained earnings	25,837	12,098
Accumulated comprehensive loss	(607)	(586)

Total Stockholders' Equity	278,641	256,413

Total Liabilities and Stockholders' Equity	$551,150	$518,397

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2015, 2014 and 2013

(amounts in thousands, except per share amounts)

	2015	2014	2013
Net revenues	$129,790	$111,989	$86,005

Operating Expenses:
Cost of revenues	41,189	36,450	33,950
Selling, general and administrative	36,037	31,608	29,678
Depreciation and amortization	17,218	16,552	8,762
Other expenses	446	1,282	5,694
Loss on disposition of assets	33	70	199

Total operating expenses	94,923	85,962	78,283

Operating income	34,867	26,027	7,722

Other Expenses:
Interest expense, net	(12,086)	(11,925)	(7,240)
Loss on extinguishment of debt	—	(1,116)	(1,649)

	(12,086)	(13,041)	(8,889)

Income (loss) before income taxes	22,781	12,986	(1,167)
Income tax expense	(9,042)	(2,429)	(3,130)

Net income (loss)	$13,739	$10,557	$(4,297)

Earnings (loss) per share:
Basic	$0.32	$0.25	$(0.14)
Diluted	$0.31	$0.25	$(0.14)
Weighted average shares outstanding:
Basic	42,840	42,321	31,143
Diluted	43,802	42,622	31,143

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2015, 2014 and 2013

(amounts in thousands)

	2015	2014	2013
Net income (loss)	$13,739	$10,557	$(4,297)
Other comprehensive income (loss):
Net unrealized gain on interest rate swap agreement	—	—	38
Adjustment to defined benefit plan, net of tax	(21)	50	130
Other, net of tax	—	—	(17)

Comprehensive income (loss)	$13,718	$10,607	$(4,146)

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2015, 2014 and 2013

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
					Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive (Loss) Income
	Shares	Par Value	Shares	Par Value					Total
Balance at December 31, 2012	—	$—	—	$—	$34,608	$—	$5,838	$(787)	$39,659
Consummation of the Transaction (April 4, 2013)	10,991	1	33,000	3	198,992	—	—	—	198,996
Net loss	—	—	—	—	—	—	(4,297)	—	(4,297)
Issuance of restricted stock	250	—	—	—	2,102	—	—	—	2,102
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	25	—	—	—	25
Stock-based compensation	—	—	—	—	5,090	—	—	—	5,090
Repurchases of Class A Common Stock	—	—	—	—	—	(938)	—	—	(938)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	151	151

Balance at December 31, 2013	11,241	1	33,000	3	240,817	(938)	1,541	(636)	240,788
Net income	—	—	—	—		—	10,557	—	10,557
Issuance of restricted stock	305	—	—	—	2,908	—	—	—	2,908
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	120	—	—	—	120
Stock-based compensation	—	—	—	—	3,012	—	—	—	3,012
Repurchases of Class A Common Stock	—	—	—	—	—	(1,023)	—	—	(1,023)
Exercise of warrants	—	—	—	—	1	—	—	—	1
Conversion of Class B Common Stock to
Class A Common Stock	2,973	—	(2,973)	—	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	50	50

Balance at December 31, 2014	14,519	1	30,027	3	246,858	(1,961)	12,098	(586)	256,413
Net income	—	—	—	—	—	—	13,739	—	13,739
Issuance of restricted stock	324	—	—	—	2,522	—	—	—	2,522
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	272	—	—	—	272
Stock-based compensation	—	—	—	—	3,053	—	—	—	3,053
Repurchase of Class A Common Stock	—	—	—	—	—	(1,183)	—	—	(1,183)
Issuance of Class A Common Stock	479	—	—	—	5,407	—	—	—	5,407
Repurchase of warrants	—	—	—	—	(1,778)	—	—	—	(1,778)
Exercise of warrants	5	—	—	—	60	—	—	—	60
Exercise of stock options	15	—	—	—	157	—	—	—	157
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(21)	(21)

Balance at December 31, 2015	15,342	$1	30,027	$3	$256,551	$(3,144)	$25,837	$(607)	$278,641

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

(amounts in thousands)

	2015	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$13,739	$10,557	$(4,297)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,218	16,552	8,762
Program amortization	11,703	10,370	9,322
Amortization of deferred financing costs	504	507	604
Amortization of original issue discount	382	310	106
Stock-based compensation	5,575	5,920	7,192
Provision for bad debts	920	462	165
Loss on disposition of assets	33	70	199
Loss on early extinguishment of debt	—	1,116	1,649
Deferred tax expense	(2,838)	(2,264)	1,029
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,676)	(7,430)	(1,030)
Programming rights	(12,619)	(9,715)	(10,543)
Due from related parties	(388)	(1,398)	—
Prepaid expenses and other current assets	3,487	(4,397)	(2,966)
Increase (decrease) in:
Accounts payable	287	610	563
Due to related parties	395	49	(1,005)
Accrued expenses	4,936	3,400	(3,943)
Programming rights payable	452	(1,418)	789
Income tax payable	(25)	(120)	(49)
Other liabilities	107	93	446

Net cash provided by operating activities	42,192	23,274	6,993

Cash Flows From Investing Activities:
Acquisition of cable networks	—	(101,891)	—
Proceeds from sale of assets	3	10	16
Capital expenditures	(5,358)	(2,971)	(1,802)

Net cash used in investing activities	(5,355)	(104,852)	(1,786)

Cash Flows From Financing Activities:
Transaction proceeds, net	—	—	82,437
Proceeds from long-term debt	—	70,565	173,250
Repayments of long-term debt	(2,250)	(21,941)	(89,984)
Financing fees	—	(756)	(3,459)
Proceeds from issuance of stock	5,407	—	—
Repurchase of warrants	(1,778)	—	—
Exercise of warrants	60	1	—
Purchase of treasury stock	(1,183)	(1,023)	(938)
Exercise of stock options	157	—	—
Excess tax benefits	272	120	25

Net cash provided by financing activities	685	46,966	161,331

Net increase (decrease) in cash	37,522	(34,612)	166,538
Cash:
Beginning	142,010	176,622	10,084

Ending	$179,532	$142,010	$176,622

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$11,305	$11,171	$5,419

Income taxes	$5,812	$4,438	$4,034

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

        Nature of business:    The accompanying Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. ("Hemisphere" or the "Company"), the parent holding company of Cine Latino, Inc. ("Cinelatino"), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) ("WAPA Holdings"), and HMTV Cable, Inc., the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below). Hemisphere was formed on January 16, 2013 for purposes of effecting the transaction, (see Note 2), which was consummated on April 4, 2013. In these notes, the terms "Company," "we," "us" or "our" mean Hemisphere and all subsidiaries included in our Consolidated Financial Statements.

        On April 1, 2014, we acquired the assets of three Spanish-language cable television networks from Media World, LLC, a Florida limited liability company ("Seller"), for $101.9 million in cash. The three acquired cable networks include Pasiones, Centroamerica TV and TV Dominicana. For more information, see Note 2.

        Reclassification:    Certain prior year amounts on the presented consolidated balance sheet have been reclassified to conform with current year presentation with no effect on net income, total assets, total liabilities or stockholders' equity.

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

        Operating segments:    The Company determines its operating segments based upon (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. We have one operating segment, Hemisphere.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Years Ended December 31
	2015	2014	2013
Numerator for earnings (loss) per common share calculation:
Net income (loss)	$13,739	$10,557	$(4,297)

Denominator for earnings (loss) per common share calculation:
Weighted-average common shares, basic	42,840	42,321	31,143
Effect of dilutive securities
Stock options, restricted stock and warrants	962	301	—

Weighted-average common shares, diluted	43,802	42,622	31,143

EPS
Basic	$0.32	$0.25	$(0.14)
Diluted	$0.31	$0.25	$(0.14)

        We apply the treasury stock method to measure the dilutive effect of its outstanding warrants, stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income (loss) per common share calculation. Potentially dilutive securities representing 1.0 million, 1.1 million and 0.6 million shares of common stock for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of diluted income (loss) per common share for this period because their effect would have been anti-dilutive. The net income (loss) per share amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Barter revenue and expense included in the consolidated statements of operations are as follows (amounts in thousands):

	2015	2014	2013
Barter revenue	$811	$1,311	$1,448
Barter expense	(791)	(1,075)	(1,360)

	$20	$236	$88

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

        Advertising and marketing costs:    The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing costs of $3.5 million, $2.4 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        Cash:    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

        Accounts receivable:    Accounts receivable are carried at the original charge amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. The Company considers an account receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Changes in the allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013 consisted of the following (amounts in thousands):

Year	Description	Beginning of Year	Additions	Write-offs	Recoveries	End of Year
2015	Allowance for doubtful accounts	$1,073	$920	$482	$1	$1,512
2014	Allowance for doubtful accounts	651	462	45	5	1,073
2013	Allowance for doubtful accounts	180	519	51	3	651

        Programming rights:    We enter into multi-year license agreements with various programming Distributors for distribution of their respective programming ("programming rights") and capitalize amounts paid to secure or extend these programming rights at the lower of unamortized cost or

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

estimated net realizable value. If management estimates that the unamortized cost of programming rights exceeds the estimated net realizable value, an adjustment is recorded to reduce the carrying value of the programming rights. No such write-down was deemed necessary during the years ended December 31, 2015, 2014 and 2013. Programming rights are amortized over the term of the related license agreements or the number of exhibitions, whichever occurs first. The amortization of these rights, which was $11.7 million, $10.4 million and $9.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, is recorded as part of cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization of the programming rights was $19.7 million and $16.2 million at December 31, 2015 and 2014, respectively. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

        Property and equipment:    Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the expected remaining useful lives of the respective assets. Useful lives range from 1 - 40 years for improvements, equipment, buildings and towers. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        Goodwill and other intangibles:    The Company's goodwill is recorded as a result of the Company's business combinations using the acquisition method of accounting. Indefinite lived intangible assets include a broadcast license, trademark and tradenames. Other intangible assets include customer relationships, non-compete agreement and affiliate agreements with an estimated useful life of one to ten years. Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

        The Company tests its broadcast license annually for impairment or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of these assets with their carrying amounts using a discounted cash flow valuation method, assuming a hypothetical start-up scenario.

        The Company tests its trademarks and tradenames annually for impairment or whenever events or changes in circumstances indicate that such assets might be impaired. The test consists of a comparison of the fair value of these assets with the carrying amounts utilizing an income approach in the form of the royalty relief method, which measure the cost savings that a business enjoys since it does not have to pay a royalty rate for the use of a particular domain name and brand.

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

        The Company tests its other finite lived intangible asset annually for impairment or whenever events or changes in circumstances indicate that such asset or asset group might be impaired. This analysis is performed by comparing the respective carrying value of the asset group to the current and expected future cash flows, on an undiscounted basis, to be generated from such asset group. If such analysis indicates that the carrying value of this asset group is not recoverable, the carrying value of such asset group is reduced to fair value.

        Deferred financing costs:    Deferred financing costs are recorded net of accumulated amortization. Amortization is calculated on the effective-interest method over the term of the applicable loan. Amortization of deferred financing costs was $0.5 million, $0.5 million and $0.6 million, which is included in interest expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013, respectively. Accumulated amortization of deferred financing costs was $1.0 million and $0.5 million at December 31, 2015 and 2014, respectively.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Fair value of financial instruments:    The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

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

        The Company's programming rights and goodwill are classified as Level 3 in the fair value hierarchy, as they are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. For the years ended December 31, 2015, 2014 and 2013 there were no adjustments to fair value.

        The Company's variable-rate debt is classified as Level 2 in the fair value hierarchy, as its estimated fair value is derived from quoted market prices by independent dealers. The carrying value of the long-term debt approximates fair value at December 31, 2015 and 2014.

        Major customers and suppliers:    One of our Distributors accounted for more than 10% of our total net revenues for the year ended December 31, 2015. There were no other Distributors or other customers that accounted for more than 10% of revenue in any year. Our Networks are provided to these Distributors pursuant to affiliation agreements with varying terms.

        Recent accounting pronouncements:    In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        FASB has issued Accounting Standards Update ("ASU") 2015-15 Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issue Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued update, ASU 2015-03 Interest—Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We will adopt the guidance in the first quarter of 2016, with the impact to our consolidated statement of position to be a reduction in assets where deferred costs are currently disclosed, and a reduction to long-term debt where these costs will be recorded after the transition.

        On November 20, 2015, FASB issued ASU 2015-17- Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred income taxes, requiring that deferred income tax liabilities and assets be classified as non-current in the statement of financial position. The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this Update may be applied either prospectively or retrospectively to all periods presented. In the period of the change, the entity should disclose the nature of and reason for the change in accounting principle and the quantitative information about the effects of the accounting change on prior periods. We have early adopted this guidance in the fourth quarter 2015. Prior periods have not been restated. See Note. 6 Income Taxes.

        In January 2016, the FASB issued ASU 2016-01—Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Among other provisions, the new guidance requires the fair value measurement of investments in certain equity securities. For investments without readily determinable fair values, entities have the option to either measure these investments at fair value or at cost adjusted for changes in observable prices minus impairment. All changes in measurement will be recognized in net income. The guidance will be effective for the first interim period of our 2019 fiscal year. Early adoption is not permitted, except for certain provisions relating to financial liabilities. We are currently evaluating the impact of the new standard.

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

Note 3. Related Party Transactions

        The Company has various agreements MVS Multivision Digital S. de R.L. de C.V. and its affiliates (collectively "MVS"), a Mexican media and television conglomerate, which have directors and stockholders in common with the Company as follows:

  •
  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino's channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the "Satellite and Support Services Agreement"). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino's U.S. feed. Total expenses incurred were $2.3 million, $2.1 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in cost of revenues.

  •
  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that are effective at the time of the consummation of the Transaction) to duplicate, distribute and exhibit Cinelatino's service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS's distribution fees, which is presently equal to 13.5% of all license fees collected from distributors in Latin America and Mexico. Total revenues recognized were $5.1 million, $4.2 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. MVS has terminated the agreement effective February 29, 2016.

  •
  An affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino's programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $2.0 million, $1.9 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

  •
  An affiliation agreement, effective July 2015 through January 2018 for the distribution and exhibition of Pasiones' Latin American programming service through Dish Mexico (dba Comercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0 for the year ended December 31, 2015.

  •
  In November 2015, we licensed programming from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for the year ended December 31, 2015. At December 31, 2015 $0.0 million is included in programming rights related to this agreement.

  •
  In November 2013, we licensed six movies from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for the years ended December 31,

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Related Party Transactions (Continued)

    2015, 2014, and 2013. At December 31, 2015 and 2014, $0.1 million is included in programming rights related to this agreement.

        Amounts due from MVS pursuant to the agreements noted above, amounted to $1.7 million and $1.3 million at December 31, 2015 and 2014, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $1.1 million and $0.7 million at December 31, 2015 and 2014, respectively, and are remitted monthly.

        We entered into a three-year consulting agreement effective April 9, 2013 with James M. McNamara, a member of the Company's board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.2 million for each of the years ended December 31, 2015, 2014 and 2013. Amounts due this related party totaled $0 and $0.1 million at December 31, 2015 and 2014, respectively.

        We have entered into programming agreements with Panamax Films, LLC ("Panamax"), an entity owned by James M. McNamara for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0.0 million for each of the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 and 2014, $0.1 million and $0.2 million, respectively, is included in other assets in the accompanying consolidated balance sheets as prepaid programming related to these agreements.

        During 2013, we engaged Pantelion to assist in the licensing of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax Films, LLC ("Panamax"), Lions Gate Films Inc. ("Lions Gate") and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion, in connection with their services, up to 12.5% of all "licensing revenues". Total licensing revenues are included in net revenues in the accompanying consolidated statements of operations and amounted to $0.0 million for the years ended December 31, 2015, 2014 and 2013. Total expenses incurred are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0.0 million for each of the years ended December 31, 2015 and 2014, and $0.3 million for the year ended December 31, 2013. Amounts due Pantelion at December 31, 2015 and 2014 totaled $0. In October 2015, Pantelion purchased advertising time on one of our channels, which amounted to $0.0 million, net of commission.

        Effective February 1, 2015, we entered into a licensing agreement to license the rights to fourteen (14) motion pictures from Lions Gate for a total license fee of $0.8 million. Some of the fourteen titles are owned by Pantelion, for which Lions Gate acts as Pantelion's exclusive licensing agent. Fees paid by Cinelatino to Lions Gate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0.2 million for the year ended December 31, 2015. At December 31, 2015, $0.2 million is included in programming rights in the accompanying consolidated balance sheets related to this agreement.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Related Party Transactions (Continued)

        We entered into a services agreement with InterMedia Advisors, LLC ("IMA") which has officers, directors and stockholders in common with the Company for services including, without limitation, office space and operational support pursuant to a reimbursement agreement with IMA's affiliate, InterMedia Partners VII, L.P. Amounts due to this related party amounted to $0.0 million at December 31, 2015 and 2014. Amounts receivable from the related party and amounts due to the related party are included in selling, general and administrative expenses, netted to $0.0 million for each of the years ended December 31, 2015, 2014 and 2013.

Note 4. Property and Equipment

        Property and equipment at December 31, 2015 and 2014 consists of the following (amounts in thousands):

	2015	2014
Land and improvements	$8,724	$8,724
Building	9,399	7,066
Equipment	24,312	23,270
Towers	5,484	5,433

	47,919	44,493
Less: accumulated depreciation	(26,103)	(22,969)

	21,816	21,524
Equipment installations in progress	3,581	2,343

	$25,397	$23,867

        Depreciation expense was $3.7 million, $3.8 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 5. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following at December 31, 2015 and 2014 (amounts in thousands):

	December 31,
	2015	2014
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	78,185	91,611

Total intangible assets	$284,428	$297,854

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets (Continued)

        A summary of changes in the Company's goodwill and other indefinite lived intangible assets, on a net basis, for the years ended December 31, 2015 and 2014 is as follows (amounts in thousands):

	Net Balance at December 31, 2014	Additions	Impairment	Net Balance at December 31, 2015
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

	Net Balance at December 31, 2013	Additions	Impairment	Net Balance at December 31, 2014
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	130,794	34,093	—	164,887
Brands	—	15,986	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangible	$172,850	$50,079	$—	$222,929

        A summary of the changes in the Company's other amortizable intangible assets for the years ended December 31, 2015 and 2014 is as follows (amounts in thousands):

	Net Balance at December 31, 2014	Additions	Amortization	Net Balance at December 31, 2015
Affiliate relationships	$69,064	$—	$(12,298)	$56,766
Advertiser relationships	2,896	—	(552)	2,344
Non-compete agreement	2,882	—	(549)	2,333
Other intangibles	83	65	(92)	56

Total Finite-lived intangibles	$74,925	$65	$(13,491)	$61,499

	Net Balance at December 31, 2013	Additions	Amortization	Net Balance at December 31, 2014
Affiliate relationships	$33,910	$46,014	$(10,860)	$69,064
Advertiser relationships	—	3,310	(414)	2,896
Non-compete agreement	—	3,294	(412)	2,882
Other intangibles	—	1,140	(1,057)	83

Total finite-lived intangibles	$33,910	$53,758	$(12,743)	$74,925

        The aggregate amortization expense of the Company's amortizable intangible assets was $13.5 million, $12.7 million and $5.0 million for the years ended December 31, 2015, 2014 and 2013.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5. Goodwill and Intangible Assets (Continued)

The weighted average remaining amortization period is 5.1 years at December 31, 2015. Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2016	$13,421
2017	13,248
2018	13,182
2019	8,432
2020 and thereafter	13,216

$61,499

Note 6. Income Taxes

        For the years ended December 31, 2015, 2014 and 2013, Income before provision for income taxes, includes the following components (amounts in thousands):

	2015	2014	2013
Domestic income	$9,663	$6,764	$(1,301)
Foreign income	13,118	6,222	134

	$22,781	$12,986	$(1,167)

        For the years ended December 31, 2015, 2014 and 2013, income tax expense is composed of the following (amounts in thousands):

	2015	2014	2013
Current income tax expense	$11,880	$4,693	$2,101
Deferred income tax (benefit) expense	(2,838)	(2,264)	1,029

	$9,042	$2,429	$3,130

        Current tax expense for the years ended December 31, 2015, 2014 and 2013 includes $1.5 million, $1.1 million and $0.6 million of foreign withholding tax, respectively.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        For the years ended December 31, 2015, 2014 and 2013 the Company's income tax expense and effective tax rates were as follows:

	2015	2014	2013
Pre-tax book income—US Only	35.0%	35.0%	34.0%
Pre-tax book income—PR Only	20.2%	16.9%	–3.9%
Permanent items	4.0%	3.2%	–164.6%
Return to provision true-ups—Current/Deferred	–1.4%	–3.8%	27.9%
Foreign rate differential	2.2%	3.4%	–7.4%
Foreign tax credits	–24.5%	–31.1%	90.2%
Current/Deferred—rate difference	0.0%	0.0%	0.9%
Change in valuation allowance	0.0%	–19.6%	–212.6%
Foreign withholding taxes	6.7%	8.9%	0.0%
Deferred foreign tax credit offset	–2.2%	4.0%	–20.4%
State taxes and state rate change	–0.3%	1.9%	146.9%
Federal rate change	0.0%	0.0%	–152.8%

	39.7%	18.8%	–261.8%

        For the year ended December 31, 2015, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax benefit recorded relate to increases in taxes in Puerto Rico and foreign withholding taxes that will generate offsetting U.S. foreign tax credits.

        For the year ended December 31, 2014, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax benefit recorded relate to increases in taxes in Puerto Rico that will generate offsetting U.S. foreign tax credits and the reduction of the valuation allowance.

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

        The Company may be audited by federal, state and local tax authorities, and from time to time these audits could result in proposed assessments. The Company has open tax years from 2012 forward for federal and state tax purposes. During 2015, the Company received a notice that the Hemisphere Media Group, Inc., 2013 tax return was selected for examination by the IRS. As of the date of filing, the examination has not commenced.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing its income tax returns in accordance with tax regulations and the net tax effects of

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

operating loss and tax credits carried forward. Net deferred tax liabilities consist of the following components as of December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Deferred tax assets:
Allowances for doubtful accounts	$1,976	$1,091
Deferred branch tax benefit	15,813	16,592
Deferred income	29	31
Fixed assets	39	—
Accrued expenses	1,440	3,299
Foreign tax credit	5,572	2,592
Stock compensation	3,465	2,918
Pension	651	1,041
Intangibles	2,376	2,651

	31,361	30,215

Deferred tax liabilities:
Prepaid expenses	(196)	(200)
Intangibles	(23,000)	(25,807)
Property and equipment	(3,098)	(4,032)
Amortization expense	(9,715)	(7,624)

Total deferred tax liabilities	(36,009)	(37,663)

	$(4,648)	$(7,448)

        The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets at December 31, 2015 and 2014 as follows (amounts in thousands):

	2015	2014
Current assets	$—	$4,222

Non-current assets	$13,280	$—

Non-current liabilities	$17,928	$11,670

        In the fourth quarter of 2015, we prospectively adopted ASU-2015-17—Income taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To provide greater clarity in the presentation and timing of utilization of both deferred tax assets and liabilities, we have elect to early adopt this ASU by tax jurisdiction. If we had adopted this ASU retrospectively, current deferred tax assets would have been reclassified to $9.8 million of non-current deferred tax assets and $17.3 million of non-current deferred tax liabilities.

        At December 31, 2015 and 2014, the Company has foreign tax credit carryforwards for U.S. federal purposes and foreign minimum credits totaling $5.6 million and $ 2.6 million, respectively, which expire during the years 2021 through 2025.

        Upon audit, taxing authorities may prohibit the realization of all or part of an uncertain tax position. While the Company has no history of tax audits, the Company regularly assesses the outcome

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

of potential examinations in each of the tax jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2015, the Company has uncertain tax position reserves of $0.3 million and recorded related interest expense of $0.0 million. During 2014, the Company identified an uncertain tax position and recorded a liability of $0.7 million with an offsetting deferred tax asset. The company accrued no interest related to this item.

Note 7. Long-Term Debt

        Long-term debt as of December 31, 2015 and 2014 consists of the following (amounts in thousands):

	December 31, 2015	December 31, 2014
Senior Notes due July 2020	$219,923	$221,791
Less: Current portion	(8,278)	(2,250)

	$211,645	$219,541

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

        The proceeds of the Amended Term Loan Facility, were used to pay fees and expenses associated with the Cable Networks Acquisition, and for general corporate purposes including potential future acquisitions. The OID of $1.7 million, net of accumulated amortization of $0.7 million at December 31, 2015, was recorded as a reduction to the principal amount of the Amended Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Amended Term Loan Facility. We recorded $2.3 million of deferred financing costs associated with the Term Loan Facility, as amended, net of accumulated amortization of $1.0 million at December 31, 2015, which will be amortized utilizing the effective interest rate method over the remaining term of the Amended Term Loan Facility. In July 2014, we recorded a $1.1 million loss on early extinguishment of debt; $0.7 million related to deferred costs and $0.4 million related to OID. Additionally, we incurred $1.0 million of deferred financing costs related to the Amended Term Loan Facility in accordance with

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt (Continued)

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

        The excess cash flow as defined in the Term Loan Facility will require a payment of approximately $8.3 million, which will be paid upon filing of this Form 10-K in March 2016. As permitted under the Term Loan Facility, the excess cash flow payment will be allocated at our election and in direct order of maturity, accordingly, we will not be required to make the scheduled quarterly loan amortization payments for several quarters. As a result, the excess cash flow payment will represents the current portion of long-term debt net of OID shown on the balance sheet as of December 31, 2015.

        Following are maturities of long-term debt, at December 31, 2015 (amounts in thousands):(a)

Year Ending December 31,
2016	$8,278
2017	—
2018	—
2019	722
2020	212,625

$221,625

(a)
Table does not consider any future excess cash payments.

Note 8. Stockholders' Equity

Capitalization

        On April 4, 2013, the merger by and among Cinelatino, WAPA Holdings and Azteca providing for the acquisition of Cinelatino and the combination of WAPA Holdings and Azteca as indirect, wholly-owned subsidiaries of Hemisphere (the "Transaction") was consummated.

        In connection with the Transaction (i) the holders of Cinelatino common stock and the holder of membership interests in WAPA Holdings (the "Cinelatino/WAPA Investors") surrendered their respective interests and received an aggregate of 33,000,000 shares of Hemisphere Class B common stock, par value $0.0001 ("Class B common stock")(of which 1.5 million Class B Common Stock is subject to forfeiture if the market price of shares of Hemisphere Class A common stock does not reach certain levels), a cash payment equal to an aggregate of $5.0 million, and purchased 2,333,334 warrants

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

from Azteca founders to purchase Hemisphere Class A common stock, par value $0.0001 (such warrants, "Warrants" and such stock, "Class A common stock"); (ii) each share of Azteca common stock was automatically converted into one share of Class A common stock; (iii) each Amended Azteca Warrant, as defined below, was automatically converted into an equal number of Warrants; and (iv) immediately prior to the consummation of the Transaction, Azteca Acquisition Holdings, LLC and certain existing shareholders of Azteca contributed 250,000 shares of Azteca common stock to Azteca for cancellation and agreed to subject an additional 250,000 shares of Class A common stock to certain forfeiture provisions (a total of 503,788 shares of Class A common stock is subject to forfeiture) if the market price of shares of Hemisphere Class A common stock does not reach certain levels. Following the consummation of the Transaction, there were 10,991,100 shares of Class A stock outstanding and 33,000,000 shares of Hemisphere Class B stock outstanding. Subsequent to the Transaction, an additional 250,000 shares of Class A restricted stock were issued. From time to time the Company has issued Class A common stock to certain members of management and board of directors as equity compensation, subject to time and performance vesting conditions, as discussed below.

        In December 2014, a shareholder of Class B common stock transferred 3.0 million shares of Class B common stock to a third party. As a result, the Class B common stock was automatically converted to Class A common stock.

        As of the filing date of this Form 10-K, the last sale price of the Company's Class A Common Stock has not equaled or exceeded $15.00 per share (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following April 4, 2013. As a result, approximately 379,000 Class A Common shares have been forfeited.

        In the event the last sale price of the Class A Common Stock does not equal or exceed $15.00 per share (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 60 months following April 4, 2013, Class A Common shares totaling 0.1 million and Class B Common Shares totaling 1.5 million will be forfeited.

Voting

        Class B common stock votes on a 10 to 1 basis with the Class A common stock, which means that each share of Class B common stock will have 10 votes and each share of Class A common stock will have 1 vote. The Class B common stock shall be convertible in whole or in part at any time at the option of the holder or holders thereof, into an equal number of Class A common stock.

Equity Incentive Plans

        An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan). At December 31, 2015, 0.8 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock and available for issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company's board of directors administers the 2013 Equity Incentive Plan, and has the sole

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; (iii) determine the method by which an award may be settled, exercised, canceled, forfeited, or suspended.

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

Stock-Based Compensation

        Stock-based compensation expense related to stock options and restricted stock was $5.6 million, $5.9 million and $7.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. At December 31, 2015, there was $2.3 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.1 years. At December 31, 2015, there was $3.7 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.9 years.

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

Black-Scholes Option Valuation Assumptions	2015	2014	2013
Risk-free interest rate	1.76% - 2.12%	1.76% - 1.92%	0.93% - 2.03%
Dividend yield	—	—	—
Volatility	25.8% - 29.5%	28.4% - 30.9%	34.4% - 36.7%
Weighted-average expected term (years)	6.3	6.0 - 6.3	6.0

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

        The following table summarizes stock option activity for the years ended December 31, 2015, 2014 and 2013 (shares and intrinsic values in thousands):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at January 1, 2013
Granted	1,730	$11.20	9.3	$1,157
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2013	1,730	$11.20	9.3	$2,208
Granted	140	$11.56	9.7	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2014	1,870	$11.23	8.4	$4,721
Granted	215	$13.61	6.2	—
Exercised	(15)	10.60	—	—
Forfeited or expired	(27)	10.60	—	—

Outstanding at December 31, 2015	2,043	$11.49	7.6	$6,740

Vested at December 31, 2015	1,065	$11.33	7.3	$3,696

Exerciseable at December 31, 2015	1,065	$11.33	7.3	$3,696

        The weighted average grant date fair value of options granted for the years ended December 31, 2015, 2014 and 2013 was $4.13, $3.75 and $4.21. At December 31, 2015, 0.3 million options granted are unvested, event-based options.

Restricted Stock

        Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

        The following table summarizes restricted share activity for the years ended December 31, 2015, 2014 and 2013 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2013	—	—
Granted	1,195	$9.81
Vested	(250)	$8.41
Forfeited	—	—

Outstanding at December 31, 2013	945	$10.18
Granted	79	11.34
Vested	(305)	11.33
Forfeited	—	—

Outstanding at December 31, 2014	719	$9.82
Granted	99	$12.42
Vested	(324)	10.65
Forfeited	—	—

Outstanding at December 31, 2015	494	$9.79

        At December 31, 2015, 0.2 million shares of restricted stock issued are unvested, event-based shares.

Warrants

        In connection with the capitalization of the Company noted above, the Company has issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of the number of shares of our Class A common stock at a price of $6.00 per half share. At December 31, 2015, 13.3 million warrants were issued and outstanding, which are exercisable into 6.7 million shares of our Class A common stock. Warrants are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise at least two warrants, at an effective exercise price of $12.00 per warrant. At the option of the Company, 8.7 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. In December 2015, we repurchased 1.3 million warrants from a single holder in a privately negotiated transaction for a total cost of $1.8 million.

        During the year ended December 31, 2015, we issued 5,000 shares of our Class A common stock upon the exercise of 10,000 warrants for total exercise proceeds of $0.1 million.

Note 9. Contingencies

        The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10. Commitments

        The Company has entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.6 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively

        The Company has certain commitments including various operating leases.

        Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
2016	$296	$7,093	$7,389
2017	388	3,413	3,801
2018	383	2,561	2,944
2019	335	1,260	1,595
2020 and thereafter	1,150	631	1,781

Total	$2,552	$14,958	$17,510

Note 11. Retirement Plans

        WAPA, a wholly owned subsidiary of the Company, makes contributions to the Televicentro de Puerto Rico Special Retirement Benefits (the "Retirement Plan"). The Retirement Plan is available to all reporters and union employees after completing three (3) months of service. Eligible employees, those meeting active service minimums and minimum age requirements, are eligible to receive a one-time lump sum payment at retirement, of two (2) weeks per year of service capped at a maximum payment of forty-five (45) weeks. The number of retirees is capped at five (5) per year. There are 164 participants in the Retirement Plan.

        Following is the plan's projected benefit obligation at December 31, 2015 and 2014. (amounts in thousands):

	2015	2014
Projected benefit obligation:
Balance, beginning of the year	$2,682	$2,114
Service cost	112	82
Interest cost	102	105
Actuarial loss	53	457
Benefits paid to participants	(84)	(76)

Balance, end of year	$2,865	$2,682

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

        At December 31, 2015, 2014 and 2013, the funded status of the plan was as follows (amounts in thousands):

	2015	2014	2013
Excess of benefit obligation over the value of plan assets	$(2,865)	$(2,682)	$(2,114)
Unrecognized net actuarial loss	905	904	473
Unrecognized prior service cost	69	86	103

Accrued benefit cost	$(1,891)	$(1,692)	$(1,538)

        The plan is unfunded. As such, the Company is not required to make annual contributions to the plan.

        At December 31, 2015 and 2014, the amounts recognized in the consolidated balance sheets were classified as follows (amounts in thousands):

	2015	2014
Accrued benefit cost	$(2,865)	$(2,682)
Accumulated other comprehensive loss	974	990

Net amount recognized	$(1,891)	$(1,692)

        Amounts recorded in accumulated other comprehensive loss are reported net of tax.

        The benefits expected to be paid in each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,	Amount
2016	$146
2017	185
2018	222
2019	127
2020	153
2021 through 2025	958

$1,791

        At December 31, 2015 and 2014, the following weighted-average rates were used:

	2015	2014
Discount rate on the benefit obligation	3.90%	3.80%
Rate of employee compensation increase	4.00%	4.00%

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

        Pension expense for the years ended December 31, 2015, 2014 and 2013, consists of the following (amounts in thousands):

	2015	2014	2013
Service cost	$112	$82	$83
Interest cost	102	105	84
Expected return on plan assets	—	—	—
Recognized actuarial loss (gain)	—	—	—
Amortization of prior service cost	17	17	19
Net loss amortization	51	27	36

	$282	$231	$222

        WAPA makes contributions to the Newspaper Guild International Pension Plan (the "Plan" or "TNGIPP"), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by two CBAs, one of which was scheduled to expire on July 23, 2015 and the other of which expires on June 27, 2016. Pursuant to its terms, the CBA which was scheduled to expire on July 23, 2015 automatically renewed for a period of eighteen (18) months upon such expiration date and remains in effect through January 23, 2017 while the parties negotiate its renewal. WAPA's contribution rates to the Plan are generally determined in accordance with the provisions of the CBAs and a rehabilitation plan that was adopted by the TNGIPP.

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

        WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and the above-noted Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the "Red Zone", as defined by the PPA, and that a plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010 and then updated on November 17, 2015. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. WAPA elected the "Preferred Schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015. In 2015, The Plan's Trustee's reviewed the Rehabilitation Plan and the financial projections under the Plan and determined that is was not prudent to continue benefit accruals under the current Plan and that implementation of a updated plan with a new benefit design would be in the best interest of the Plan's participants. As a result, the Plan's Board of Trustee's adopted changes to the Rehabilitation Plan effective January 1, 2016.

        Under the Rehabilitation Plan, as revised in 2015, WAPA will need to agree to one of the updated "schedules" of changes as set forth under the revised Rehabilitation Plan. These schedule options include a new preferred schedule that does not require contribution increases but requires the employer to commit to remaining in the Plan for an additional five years, or the existing preferred schedule or a default schedule, both of which require annual contribution increases of 3% (starting January 1, 2016).

        The contribution increases and effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on the Company's results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on WAPA to contribute to any plan underfunding may be material. In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5.0% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

        If WAPA completely or partially withdrew from the Plan, it would be obligated to pay complete or partial withdrawal liability (which could be material). Pursuant to the last available notice (for the Plan year ended December 31, 2014), WAPA's contributions to the Plan exceeded 5% of total contributions made to the Plan.

        Further information about the Plan is presented in the table below (amounts in thousands):

		Pension Protection Act Zone Status	Funding Improvement Plan/Rehabilitation Plan	WAPA's Contribution				Expiration Date of Collective Bargaining Agreements
							Surcharge Imposed
Pension Fund	EIN	2013	Status	2015	2014	2013
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$151	$144	$144	Yes	July 21, 2015 June 27, 2016

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Quarterly Financial Data (Unaudited)

        (Amounts in thousands, except per share amounts)

	2015 Quarters Ended(a)
	March 31	June 30	September 30	December 31
Net revenues	$29,471	$32,618	$31,465	$36,236
Operating income	7,056	8,780	7,951	11,079
Net income	2,462	3,431	2,910	4,934
Earnings per share:
Basic	$0.06	$0.08	$0.07	$0.11
Dilutive	$0.06	$0.08	$0.07	$0.11

	2014 Quarters Ended(a)(b)
	March 31	June 30	September 30	December 31
Net revenues	$20,951	$29,055	$28,781	$33,202
Operating income	3,647	6,612	5,559	10,211
Net income	248	5,318	663	4,330
Earnings per share:
Basic	$0.01	$0.13	$0.02	$0.10
Dilutive	$0.01	$0.13	$0.02	$0.10

	2013 Quarters Ended(a)(c)
	March 31	June 30	September 30	December 31
Net revenues	$13,495	$22,929	$23,705	$25,876
Operating (loss) income	(117)	(1,292)	4,110	5,019
Net (loss) income	(525)	(2,426)	(3,985)	2,639
Earnings (loss) per share:
Basic	$(525)	$(0.06)	$(0.09)	$0.06
Dilutive	$(525)	$(0.06)	$(0.09)	$0.06

(a)
The sum of the quarters will not equal the full year due to rounding.

(b)
On April 1, 2014, the Cable Networks Acquisition was consummated, and the operating results are included in our consolidated financial statements as of the date of the acquisition.

(c)
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