Form 10-Q
period 2016-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2016-05-09
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 6, 2016
Class A common stock, par value $0.0001 per share	15,087,813 shares
Class B common stock, par value $0.0001 per share	30,027,418 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2016

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Acquired Cable Networks” refers to (i) Pasiones, (ii) Centroamerica TV and (iii) Television Dominicana; “Amended Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA2 Deportes; “Cable Networks Acquisition” refers to the acquisition of the Acquired Cable Networks; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems. “Networks” refers collectively to WAPA, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA2 Deportes” refers to a sports television network in Puerto Rico operated by WAPA; WAPA.TV refers to a news and entertainment website in Puerto Rico operated by WAPA.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about us and our consolidated subsidiaries that do not directly or exclusively relate to historical facts.  These statements are, or may be deemed to be, “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “expect,” “positioned,” “strategy,” “future,” “potential,” “plan,” “forecast,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, the Company’s future financial and operating results, plans, objectives, expectations and intentions and other statements that are not historical facts.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q, those factors include:

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

•                  changes in technology including changes in the distribution and viewing of television programming, expanded deployment of personal video recorders, video on demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;

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

•                  the ability of suppliers and vendors to deliver products and services;

•                  fluctuations in foreign currency exchange rates and political unrest and regulatory changes in the international markets in which we operate;

•                  the deterioration of general economic conditions either nationally or in the local markets in which we operate, including, without limitation, in the Commonwealth of Puerto Rico;

•                  changes in the size of the U.S. Hispanic population, including the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America;

•                  changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC and adverse outcomes from regulatory proceedings; and

•                  competitor responses to our products and services.

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

The forward-looking statements are based on current expectations about future events and are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations may not be achieved.  We may change our intentions, beliefs or expectations at any time and without notice, based upon any change in our assumptions or otherwise.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash	$170,123	$179,532
Accounts receivable, net of allowance for doubtful accounts of $1,569 and $1,512, respectively	24,878	25,519
Due from related parties	1,837	1,722
Programming rights	6,531	5,552
Prepaid taxes and other current assets	4,982	4,541
Total current assets	208,351	216,866

Programming rights	8,274	7,457
Property and equipment, net	25,553	25,397
Deferred financing costs, net	2,129	2,254
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	74,851	78,185
Deferred taxes	13,280	13,280
Other assets	1,529	1,468
Total Assets	$540,210	$551,150

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,887	$2,463
Due to related parties	1,356	1,182
Accrued agency commissions	1,895	8,168
Accrued compensation and benefits	2,982	3,995
Accrued marketing	6,617	6,569
Taxes payable	2,027	902
Other accrued expenses	3,512	3,867
Programming rights payable	4,529	4,426
Current portion of long-term debt	—	8,278
Total current liabilities	25,805	39,850

Programming rights payable	634	365
Long-term debt, net of current portion	211,739	211,645
Deferred taxes	18,269	17,928
Defined benefit pension obligation	2,771	2,721
Total Liabilities	259,218	272,509

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; and 15,390,774 and 15,342,440 shares issued at March 31, 2016 and December 31, 2015, repectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 30,027,418 shares issued and outstanding at March 31, 2016 and December 31, 2015	3	3
Additional paid-in capital	257,545	256,551
Treasury stock, at cost 336,170 and 236,171 at March 31, 2016 and December 31, 2015, respectively	(4,479)	(3,144)
Retained earnings	28,537	25,837
Accumulated other comprehensive loss	(615)	(607)
Total Stockholders’ Equity	280,992	278,641
Total Liabilities and Stockholders’ Equity	$540,210	$551,150

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net revenues	$30,971	$29,471

Operating Expenses:
Cost of revenues	10,183	9,453
Selling, general and administrative	9,256	8,584
Depreciation and amortization	4,356	4,381
Other expenses	13	—
Gain on disposition of assets	(1)	(3)
Total operating expenses	23,807	22,415

Operating income	7,164	7,056

Other Expenses:
Interest expense, net	(2,956)	(2,983)

Income before income taxes	4,208	4,073

Income tax expense	(1,508)	(1,611)

Net income	$2,700	$2,462

Earnings per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

Weighted average shares outstanding:
Basic	43,142	42,396
Diluted	44,469	43,245

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$2,700	$2,462
Other comprehensive loss	(8)	—
Comprehensive income	$2,692	$2,462

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2016

(Unaudited)

(amounts in thousands)

								Accumulated
					Additional	Class A		Other
	Class A Common Stock		Class B Common Stock		Paid In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2015	15,342	$1	30,027	$3	$256,551	$(3,144)	$25,837	$(607)	$278,641
Net income	—	—	—	—	—	—	2,700	—	2,700
Stock-based compensation	—	—	—	—	1,399	—	—	—	1,399
Repurchase of shares	—	—	—	—	—	(1,335)	—	—	(1,335)
Repurchase of warrants	—	—	—	—	(976)	—	—	—	(976)
Exercise of warrants	35	—	—	—	420	—	—	—	420
Exercise of stock options	13	—	—	—	155	—	—	—	155
Excess tax benefits, option exercise	—	—	—	—	(4)	—	—	—	(4)
Other comprehensive loss	—	—	—	—	—	—	—	(8)	(8)

Balance at March 31, 2016	15,390	$1	30,027	$3	$257,545	$(4,479)	$28,537	$(615)	$280,992

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$2,700	$2,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,356	4,381
Program amortization	3,041	2,869
Amortization of deferred financing costs	125	127
Amortization of original issue discount	94	96
Stock-based compensation	1,399	1,325
Provision for bad debts	64	98
Gain on disposition of assets	(1)	(3)
Deferred tax expense	341	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	569	1,426
Due from related parties	(115)	474
Programming rights	(4,837)	(4,963)
Prepaid taxes and other assets	(502)	1,307
(Decrease) increase in:
Accounts payable	424	(37)
Due to related parties	174	(197)
Accrued expenses	(7,593)	(5,436)
Programming rights payable	372	2,142
Income tax payable	1,125	—
Other liabilities	50	51
Net cash provided by operating activities	1,786	6,122
Cash Flows From Investing Activities:
Proceeds from sale of assets	1	3
Capital expenditures	(1,178)	(305)
Net cash used in investing activities	(1,177)	(302)
Cash Flows From Financing Activities:
Repayments of long-term debt	(8,278)	(563)
Purchase of treasury stock	(1,335)	—
Warrant repurchase	(976)	—
Warrant exercise	420	—
Exercise of stock options	155	—
Excess tax benefits	(4)	—
Net cash used in financing activities	(10,018)	(563)

Net (decrease) increase in cash	(9,409)	5,257
Cash:
Beginning	179,532	142,010
Ending	$170,123	$147,267

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,792	$2,798
Income taxes	$—	$402

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Nature of business

Nature of business:  The accompanying Condensed Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA”), and HMTV Cable, Inc., the parent company of the Acquired Cable Networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below).  The Company determines its operating segments based upon (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. We have one operating segment, Hemisphere. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Condensed Consolidated Financial Statements.

Basis of presentation:  The accompanying unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results for the three months ended March 31, 2016 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2016. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator for earnings per common share calculation:
Net income	$2,700	$2,462

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	43,142	42,396
Effect of dilutive securities
Stock options, restricted stock and warrants	1,327	849
Weighted-average common shares, diluted	44,469	43,245

EPS
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 1.0 million shares of common stock for the three months ended March 31, 2016 were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three months ended March 31, 2016 and 2015. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recent accounting pronouncements: In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 — Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative.  The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption.  In March 2016, the FASB issued ASU 2016-08- Revenue from Contracts with Customers (Topic 606): Principle versus Agent Considerations (Reporting Revenue Gross versus Net).  The amendments in this update do not change the core principle of the guidance in Topic 606; they clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued further guidance related to revenue recognition with ASU 2016-10 — Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“Update 2016-10).  Similar to ASU 2016-08, the amendments in Update 2016-10 do not change the core principle of the guidance in Topic 606, rather it clarifies identifying performance obligations and licensing implementation.  The effective date for implementation remains unchanged and will impact the first interim period of our 2018 fiscal year.  We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

The FASB issued ASU 2016-02 — Leases (Topic 842) in February 2016.  ASU 2016-02 amends the FASB Accounting Standards Codification, creating Topic 842, Leases.  Topic 842 affects any entity that enters into a lease, with specified scope exemptions, and supersedes Topic 840, Leases.  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. The recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not changed significantly from previous GAAP.  The principle difference from previous guidance is that the assets and liabilities arising from an operating lease should be recognized in the statement of financial position.  The guidance will be effective for the first interim period of our 2019 fiscal year. Early application of the amendments in this update is permitted. We are currently evaluating the impact of the new standard.

Note 2. Related party transactions

The Company has various agreements with MVS Multivision Digital S. de R.L. de C.V. and its affiliates (collectively “MVS”), a Mexican media and television conglomerate, which have directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017 pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed.  Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.  Total expenses incurred were $0.7 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that were effective at the time of the consummation of our initial public offering) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fee, which is presently equal to 13.5% of all license fees collected from Distributors in Latin America and Mexico. Total revenues recognized were $1.4 million and $1.2 million for the three months ended March 31, 2016 and 2015, respectively. MVS has terminated the agreement effective February 29, 2016.

•                  An affiliation agreement through August 1, 2017, for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

•                  An affiliation agreement, effective July 2015 through January 2018 for the distribution and exhibition of Pasiones’ Latin American programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.0 million for the three months ended March 31, 2016.

•                  In November 2013, Cinelatino licensed six movies from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for each of the three months ended March 31, 2016 and 2015. At March 31, 2016 and  December 31, 2015, $0.0 million is included in programming rights related to this agreement.

Amounts due from MVS pursuant to the agreements noted above amounted to $1.8 million and $1.7 million at March 31, 2016 and December 31, 2015, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $1.3 million and $1.1 million at March 31, 2016 and December 31, 2015, respectively, and are remitted monthly.

We entered into a three-year consulting agreement, effective April 9, 2013, with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under theis agreement are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.1 million for each of  the three months ended March 31, 2016 and 2015.  Amounts due to this related party totaled $0 at March 31, 2016 and December 31, 2015.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara, for the licensing of three movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.0 million for each of the three months ended March 31, 2016 and 2015.  Programming Rights in the accompanying condensed consolidated balance sheets included $0.1 million as of March 31, 2016 and December 31, 2015.

During 2013, we engaged Pantelion Films, LLC (“Pantelion”)  to assist in the licensing of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax, Lions Gate Films Inc. (“Lions Gate”) and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion, in connection with their services, up to 12.5% of all “licensing revenues”.  Total licensing revenues are included in net revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0 and $0.0 million for the three months ended March 31, 2016 and 2015, respectively.  Total expenses incurred are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0 and $0.0 million for the three months ended March 31, 2016 and 2015, respectively.  Amounts due to this related party totaled $0.1 million and $0 at March 31, 2016 and December 31, 2015, respectively.

Effective February 1, 2015, we entered into a licensing agreement to license the rights to fourteen (14) motion pictures from Lions Gate for a total license fee of $0.8 million. Some of the fourteen titles are owned by Pantelion, for which Lions Gate acts as Pantelion’s exclusive licensing agent. Fees paid by Cinelatino to Lions Gate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations and amounted to $0.1 million and $0 for each of the three months ended March 31, 2016 and 2015, respectively.  At March 31, 2016, $0.2 million is included in programming rights in the accompanying condensed consolidated balance sheets related to this agreement.

We entered into a services agreement with InterMedia Advisors, LLC (“IMA”), which has officers, directors and stockholders in common with the Company, for the provision of services including, without limitation, office space and operational support pursuant to a reimbursement agreement with IMA’s affiliate, InterMedia Partners VII, L.P.  Amounts due to this related party amounted to $0.0 million at March 31, 2016 and December 31, 2015. Amounts receivable from the related party and amounts due to the related party netted to $0.0 million at March 31, 2016 and December 31, 2016.

Note 3. Goodwill and intangible assets

Goodwill and intangible assets consist of the following at March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31,	December 31,
	2016	2015
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	74,851	78,185
Total intangible assets	$281,094	$284,428

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the three months ended March 31, 2016 is as follows (amounts in thousands):

	Net Balance at December 31, 2015	Additions	Impairment	Net Balance at March 31, 2016
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the three months ended March 31, 2016 is as follows (amounts in thousands):

	Net Balance at December 31, 2015	Additions	Amortization	Net Balance at March 31, 2016
Affiliate relationships	$56,766	$—	$(3,075)	$53,691
Advertiser Relationships	2,344	—	(138)	2,206
Non-Compete Agreement	2,333	—	(137)	2,196
Other intangibles	56	23	(7)	72
Total Finite-lived intangibles	$61,499	$23	$(3,357)	$58,165

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.4 million for the three months ended March 31, 2016 and 2015. The weighted average remaining amortization period is 4.8 years at March 31, 2016.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2016	10,073
2017	13,257
2018	13,187
2019	8,432
2020 and thereafter	13,216
$58,165

Note 4. Income taxes

For the three months ended March 31, 2016 and 2015, our income tax expense has been computed utilizing the estimated annual effective rates of 35.8% and 39.5%, respectively. The difference between the annual effective rate of 35.8% and the statutory Federal income tax rate of 35% in the three month period in 2016 is primarily due to state and foreign income taxes.  The difference between the actual effective rate of 39.5% and the statutory Federal income tax rate of 35% in the three-month period in 2015, is primarily due to state income taxes.

Income tax expense for the three months ended March 31, 2016 and 2015 was $1.5 million and $1.6 million, respectively.

Note 5. Long-term debt

Long-term debt at March 31, 2016 and 2015 consists of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Senior Notes due July 2020	$211,739	$219,923
Less: Current portion	—	(8,278)
	$211,739	$211,645

On July 30, 2013 certain of our subsidiaries (the “Borrowers”) entered into a credit agreement providing for a $175.0 million senior secured term loan B facility (the “Term Loan Facility”), which matures on July 30, 2020. On July 31, 2014, certain of our subsidiaries amended the Term Loan Facility (the “Amended Term Loan Facility”), which provides for an aggregate principal amount of $225.0 million and matures on July 30, 2020.  Pricing on the Amended Term Loan Facility was set at LIBOR plus 400 basis points (subject to a LIBOR floor of 1.00%, resulting in an effective interest rate of 5.00% in the current quarter and 0.5% of original issue discount (“OID”)). The Amended Term Loan Facility also provides an uncommitted accordion option (the “Incremental Facility”) allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $40.0 million plus (ii) an additional amount of up to 4.0x first lien net leverage. The obligations under the Amended Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). Additionally, the Amended Term Loan Facility provides for an uncommitted incremental revolving loan option in an aggregate principal amount of up to $20.0 million, which shall be secured on a pari passu basis by the collateral securing the Amended Term Loan Facility.  The Amended Term Loan Facility is secured by a first-priority perfected security interest in substantially all of our assets.

The proceeds of the Term Loan Facility, as amended, were used to pay fees and expenses associated with the Cable Networks Acquisition and for general corporate purposes, including potential future acquisitions.  The OID of $1.6 million, net of accumulated amortization of $0.8 million at March 31, 2016, was recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Amended Term Loan Facility. We recorded $2.1 million of deferred financing costs associated with the Term Loan Facility, as amended, net of accumulated amortization of $1.1 million at March 31, 2016, which will be amortized utilizing the effective interest rate method over the remaining term of the Amended Term Loan Facility.

The Amended Term Loan Facility principal payments are payable on quarterly due dates, which commenced on  September 30, 2014, with a final installment due on July 30, 2020.

In addition, pursuant to the terms of the Amended Term Loan Facility, within 90 days after the end of each fiscal year (commencing with the fiscal year ended December 31, 2015), the Borrowers are required to make a prepayment of the loan principal in an amount equal to 50% of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios.  Pursuant to the terms of our Amended Term Loan Facility, our net leverage ratio was 3.0x at December 31, 2015.  This resulted in an excess cash flow of 25% being used to determine the principal payment of $8.3 million in March 2016, to be allocated in direct order of maturity.

The carrying value of the long-term debt approximates fair value at March 31, 2016 and December 31, 2015 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of March 31, 2016 (amounts in thousands):

Year Ending December 31,
2016	$—
2017	—
2018	—
2019	722
2020	212,625
$213,347

Note 6. Stockholders’ equity

Equity incentive plans

An aggregate of 4.0 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”). At March 31, 2016, 0.8 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company’s event-based restricted stock awards and option awards generally vest upon the Company’s Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days, subject to the grantee’s continued employment or service with the Company. Other event-based restricted stock awards granted to certain members of our board of directors vest on the day preceding the Company’s annual stockholder meeting.

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.4 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there was $1.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years. At March 31, 2016, there was $0.6 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Black-Scholes Option Valuation Assumptions	Three Months Ended March 31, 2016	2015
Risk-free interest rate	1.60%	1.76%-2.12%
Dividend yield	—	—
Volatility	26.37%	25.8%-29.5%
Weighted-average expected term (years)	6.0	6.3

The following table summarizes stock option activity for the three months ended March 31, 2016 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2015	2,043	$11.49	7.6	$6,740
Granted	30	13.64	—	—
Exercised	(13)	10.60	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2016	2,060	$11.53	7.4	$4,036
Vested at March 31, 2016	1,073	$11.38	7.2	$2,288
Exercisable at March 31, 2016	1,073	$11.38	7.2	$2,288

The weighted average grant date fair value of options granted for the three months ended March 31, 2016 was $3.96. At March 31, 2016, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the three months ended March 31, 2016 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2015	494	$9.79
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2016	494	$9.79

At March 31, 2016, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

At March 31, 2016, 12.3 million warrants were issued and outstanding, which are exercisable into 6.1 million shares of our Class A common stock. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. Warrants can be exercised only through the date of expiration and are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants at an effective exercise price of $12.00 per share. At the option of the Company, 7.6 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. During the three months ended March 31, 2016, we repurchased 1.0 million warrants for $1.0 million and we issued 35,000 shares of Class A Common Stock upon the exercise of 70,000 warrants for total exercise proceeds of $0.4 million.

Note 7.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 8. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.2 million and $0.1 million for each of the three months ended March 31, 2016 and 2015, respectively.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2016	$111	$7,052	$7,163
2017	387	3,415	3,802
2018	391	2,539	2,930
2019	352	1,256	1,608
2020 and thereafter	1,303	631	1,934
Total	$2,544	$14,893	$17,437

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company

We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America and the #1-rated broadcast television network in Puerto Rico.

Headquartered in Miami, Florida, we own and operate the following leading Spanish-language networks and content production platform, including leading movie and telenovela channels, two of the most popular Hispanic entertainment genres and the leading cable television networks targeting the second, third and fourth largest U.S. Hispanic groups:

•                  Cinelatino:  the leading Spanish-language cable movie network with over 16 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-rated Spanish-language cable movie network in the U.S. and the #2-rated Spanish-language cable television network in the U.S in primetime (excluding sports networks).

•                  WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last seven years. WAPA is Puerto Rico’s news leader and the largest local producer of entertainment programming, producing over 75 hours each week. Through its multicast signal, WAPA distributes WAPA2 Deportes, a leading sports television network in Puerto Rico featuring Major League Baseball (MLB),  National Basketball Association (NBA) and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA.

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States. WAPA America’s programming includes over 75 hours of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to over 5.0 million subscribers.

•                  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features the best novelas licensed from the most popular television networks. Pasiones has over 15 million subscribers across the U.S. and Latin America.

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

Our two primary sources of revenue are advertising revenues and retransmission/subscriber fees. Advertising revenue is generated from the sale of advertising time. Our advertising revenue tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years, and we benefit from increased advertising sales in an election year. For example, in 2012 we experienced higher advertising sales as a result of political advertising spending during the 2012 governmental elections.  We expect to benefit from political advertising sales in 2016.

Retransmission and subscriber fees are charged to Distributors of our Networks, including cable, satellite and telecommunication service providers, pursuant to multi-year agreements. We believe our Networks are well positioned to continue further growth in our retransmission and subscriber fees, fueled by our Networks’ strong ratings, continued growth in our target demographic audiences and robust content portfolio. We continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks and new system launches, particularly in Latin America.

All of our Networks derive revenues from retransmission/subscriber fees and from advertising, including Cinelatino, which introduced advertising in July 2015.

WAPA has been the #1-rated broadcast television network in Puerto Rico for the last seven years and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. WAPA’s primetime household rating in 2015 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success in the last seven years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks (ABC, CBS, NBC and Fox) have experienced in the U.S.

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position as they are among the few Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. Networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience and significant growth in subscribers as the U.S. Hispanic population continues its long-term growth. Cinelatino and WAPA America are presently rated by Nielsen.

Hispanics represent over 17% of the total U.S. population and approximately 10% of the total U.S. buying power, but only 7% of the aggregate media spend targets U.S. Hispanics. As a result, while advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, U.S. Hispanic cable advertising still under-indexes relative to its consumption. U.S. Hispanic cable network advertising revenue grew at a 13% CAGR from 2009 to 2015, more than doubling from $204 million to $436 million. Going forward, U.S. Hispanic cable advertising is expected to continue to grow at a 13% CAGR from 2015 to 2019, outpacing forecasted growth for U.S. cable advertising, U.S. Hispanic broadcast advertising and U.S. general market broadcast advertising.

Management expects our U.S. networks to benefit from significant growth in subscribers as the U.S. Hispanic population continues its long-term growth. The U.S. Census Department estimated that over 55 million Hispanics resided in the United States in 2014, representing an increase of approximately 20 million people between 2000 and 2014 and that number is projected to grow to 70 million by 2025. Hispanic television households grew by 35% during the period from 2006 to 2016, from 11.2 million households to 15.1 million households. Similarly, Hispanic pay-TV subscribers increased 53% since 2006 and grew to 12.1 million subscribers in 2016. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for WAPA America and Cinelatino.

Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 32% from 2012 to 2015 and are projected to grow an additional 15 million from 51 million in 2015 to 66 million by 2020, representing projected growth of approximately 29%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 23% and 20%, respectively, of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America and therefore will be able to expand distribution throughout the region

MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. Upon consummation of our initial public offering, certain of the agreements were amended or terminated to what management believes to be to the benefit of Cinelatino. As consideration for the terminated agreement, we made a one-time payment of $3.8 million to MVS. An agreement which had granted MVS the exclusive right to distribute the service in the U.S. was terminated upon consummation of our initial public offering. We have assumed responsibility for those activities previously provided by MVS, thus having no impact on Cinelatino’s operations. A similar agreement which had granted MVS the exclusive right to distribute the service throughout Latin America was amended upon consummation of our initial public offering so that MVS’s rights would be on a non-exclusive basis except for distribution agreements then in effect. Management believes that the amendment to this agreement will not impact Cinelatino’s current distribution and should enhance Cinelatino’s ability to drive new distribution in Latin America. MVS has terminated this agreement effective February 29, 2016. Also upon consummation of our initial public offering, Cinelatino’s affiliation agreement with Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, was extended through August 1, 2017.

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2016 and 2015:

(Unaudited)

(amounts in thousands)

			$ Change	% Change
	Three Months Ended March 31,		Favorable/	Favorable/
	2016	2015	(Unfavorable)	(Unfavorable)

Net revenues	$30,971	$29,471	$1,500	5.1%
Operating Expenses:
Cost of revenues	10,183	9,453	(730)	(7.7)%
Selling, general and administrative	9,256	8,584	(672)	(7.8)%
Depreciation and amortization	4,356	4,381	25	0.6%
Other expenses	13	—	(13)	NM
Gain on disposition of assets	(1)	(3)	(2)	(66.7)%
Total operating expenses	23,807	22,415	(1,392)	(6.2)%

Operating income	7,164	7,056	108	1.5%

Other Expenses:
Interest expense, net	(2,956)	(2,983)	27	0.9%

Income before income taxes	4,208	4,073	135	3.3%

Income tax expense	(1,508)	(1,611)	103	6.4%
Net income	$2,700	$2,462	$238	9.7%

NM = Not meaningful

Net Revenues

Net revenues increased $1.5 million, or 5%, for the three months ended March 31, 2016.  This increase was driven by growth in subscriber and retransmission fees, due to overall growth in subscribers and rate increases, and an increase in advertising revenue at the U.S. cable networks, offset partially by a decline in advertising revenue at WAPA.  The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	March 31, 2016	December 31, 2015
U.S. Cable Networks:
WAPA America (b)	5,218	5,158
Cinelatino	4,482	4,443
Pasiones	4,417	4,374
Centroamerica TV	3,990	3,967
Television Dominicana	3,041	2,991
Total	21,148	20,933

Latin America Cable Networks:
Cinelatino	12,331	11,891
Pasiones	10,609	10,198
Total	22,940	22,089

(a)         Amounts presented are based on most recent remittances received from the Company’s distributors as of the respective dates shown above.

(b)         Excluding digital basic subscribers, subscribers to WAPA America on Hispanic programming tiers increased 0.7% from December 31, 2015 to March 31, 2016.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues increased $0.7 million, or 8%, for the three months ended March 31, 2016, driven primarily by the launches during the current quarter of Fatmagul, a Turkish drama series on WAPA, and Calle 7, a daily reality series on Centroamerica TV, as well as higher technical costs as we launched advertising on Cinelatino in July 2015.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, rent and other general administrative costs. Selling, general and administrative expenses increased $0.7 million, or 8%, for the three months ended March 31, 2016 driven by higher sales and marketing expenses in connection with the launch of advertising on Cinelatino in July 2015, higher salaries, as we expanded our infrastructure to support the growth of our business in the second half of 2015, and a one-time separation payment of $0.4 million related to the retirement of 3 employees at WAPA, each of whom had been with the Company for over 30 years.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense for the three months ended March 31, 2016, was consistent with the prior year’s quarter.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with corporate finance activities, including debt and equity financings, and acquisition activities. Other expenses for the three months ended March 31, 2016, were up modestly due in part to the fees incurred in connection with the repurchase of warrants during the quarter.

Gain on Disposition of Assets: Gain on disposition of assets reflects gains on disposal of equipment no longer used in our operations.

Other Expenses

Other expenses consist primarily of interest expense. Other expenses for the three months ended March 31, 2016 were modestly lower as compared to the prior year’s quarter due to a 1% decrease in the average outstanding balance on our Term Loan Facility.

Income Tax Expense

Income tax expense decreased by $0.1 million for the three months ended March 31, 2016 primarily due to the impact of lower state and foreign income taxes.  For more information, see Note 4, ‘Income taxes” of  Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Income

Net income increased by $0.2 million for the three months ended March 31, 2016.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At March 31, 2016, we had $170.1 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and may be used to fund acquisitions.

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

Cash Flows

	Three Months Ended March 31,
Amounts in thousands:	2016	2015
Cash provided by (used in):
Operating activities	$1,786	$6,122
Investing activities	(1,177)	(302)
Financing activities	(10,018)	(563)
Net (decrease) increase in cash	$(9,409)	$5,257

Comparison for the Three Months Ended March 31, 2016 and March 31, 2015

Operating Activities

Cash provided by operating activities was primarily driven by our net income, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the three months ended March 31, 2016 was $1.8 million, a decrease of $4.3 million, as compared to $6.1 million in the prior year period, due primarily to a $5.0 million decrease in net working capital, offset by a $0.5 million increase in non-cash items and a $0.2 million increase in net income.  Non-cash items increased primarily as a result of a $0.3 million increase in deferred tax expense and a $0.2 million increase in programming amortization.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016, was $1.2 million, as compared to $0.3 million in the prior year period.  The increase is primarily due to an increase in capital expenditures of $0.9 million driven by the timing of spending in the current period versus the prior year period.

Financing Activities

For the three months ended March 31, 2016, net cash used in financing activities was $10.0 million, as compared to a use of $0.6 million in the prior year period.  This increase is primarily due to higher principal debt payments made in the current year period driven by the excess cash flow payment of $8.3 million pursuant to the terms of the Amended Term Loan Facility, the repurchases in 2016 of Class A common stock of $1.3 million and warrants of $1.0 million.  For more information, see Note 5, “Long-term debt” and Note 6, “Stockholders’ equity” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable rate of interest on the Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Amended Term Loan Facility, we do not speculate on the future direction of interest rates. As of March 31, 2016, our exposure to changing market rates with respect to the Amended Term Loan Facility was as follows (amounts in thousands):

March 31, 2016
Variable rate debt	$213.3
Interest rate	5.00%

As of March 31, 2016, the total outstanding balance on the Amended Term Loan Facility was approximately $213.3 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $213.3 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. Dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of March 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating our Company and our Business.  If any of the risks occur, our Business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive.  We operate in a continually changing business environment and new risks emerge from time to time.  Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our Business or the extent to which any factor or combination of factors may impact our Business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our Business, financial condition and/or operating results.

There have not been any material changes during the quarter ended March 31, 2016 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchase of Equity Securities

The following table sets forth information with respect to warrants repurchased during the three months ended March 31, 2016. The warrants were repurchased from two holders in two privately negotiated transactions. None of the warrants in this table were repurchased directly from any of our officers or directors.

Period	Total number of warrants	Average price paid per warrant	Total number of warrants purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of warrants that may yet be purchased under the plans or programs (b)
January 1 - 31	—	—	—	—
February 1 - 29	—	—	—	—
March 1 - 31	975,000	$1.00	—	—
Total	975,000	$1.00	—	—

(a)(b)           We did not authorize any public plan or program for the three months ended March 31, 2016.

The following table sets forth information with respect to shares of Class A common stock repurchased during the three months ended March 31, 2016. The shares of Class A common stock were repurchased from one holder in a privately negotiated transactions. None of the shares of Class A common stock in this table were repurchased directly from any of our officers or directors.

Period	Total number of shares of Class A common Stock	Average price paid per share of Class A common stock	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares of Class A common stock that may yet be purchased under the plans or programs (b)
January 1 - 31	—	—	—	—
February 1 - 29	—	—	—	—
March 1 - 31	100,000	$13.35	—	—
Total	100,000	$13.35	—	—

(a)(b)           We did not authorize any public plan or program for the quarter ended March 31, 2016.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: May 9, 2016	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 9, 2016	By:	/s/ Craig D. Fischer
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