Form 10-Q
period 2016-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2016-08-08
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:   001-35886

HEMISPHERE MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0885255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hemisphere Media Group, Inc.
4000 Ponce de Leon Boulevard
Suite 650
Coral Gables, FL	33146
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 5, 2016
Class A common stock, par value $0.0001 per share	12,366,696 shares
Class B common stock, par value $0.0001 per share	30,027,418 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2016

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Acquired Cable Networks” refers to (i) Pasiones, (ii) Centroamerica TV and (iii) Television Dominicana; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA2 Deportes; “Cable Networks Acquisition” refers to the acquisition of the Acquired Cable Networks; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems. “Networks” refers collectively to WAPA, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA2 Deportes” refers to a sports television network in Puerto Rico operated by WAPA; WAPA.TV refers to a news and entertainment website in Puerto Rico operated by WAPA.

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

•                  the failure of our Business to produce projected revenues or cash flows;

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash	$147,168	$179,532
Accounts receivable, net of allowance for doubtful accounts of $1,825 and $1,512, respectively	25,089	25,519
Due from related parties	1,437	1,722
Programming rights	6,826	5,552
Prepaids and other current assets	6,220	4,541
Total current assets	186,740	216,866

Programming rights	9,629	7,457
Property and equipment, net	25,568	25,397
Deferred financing costs, net	2,004	2,254
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	71,494	78,185
Deferred taxes	13,280	13,280
Other assets	1,905	1,468
Total Assets	$516,863	$551,150

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,478	$2,463
Due to related parties	548	1,182
Accrued agency commissions	3,413	8,168
Accrued compensation and benefits	3,739	3,995
Accrued marketing	6,886	6,569
Taxes payable	1,149	1,722
Other accrued expenses	2,968	3,047
Programming rights payable	4,192	4,426
Current portion of long-term debt	—	8,278
Total current liabilities	25,373	39,850

Programming rights payable	2,221	365
Long-term debt, net of current portion	211,834	211,645
Deferred taxes	18,269	17,928
Defined benefit pension obligation	2,821	2,721
Total Liabilities	260,518	272,509

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; and 15,690,159 and 15,342,440 shares issued at June 30, 2016 and December 31, 2015, respectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 30,027,418 shares issued and outstanding at June 30, 2016 and December 31, 2015	3	3
Additional paid-in capital	258,351	256,551
Treasury stock, at cost 3,597,346 and 236,171 at June 30, 2016 and December 31, 2015, respectively	(34,961)	(3,144)
Retained earnings	33,566	25,837
Accumulated other comprehensive loss	(615)	(607)
Total Stockholders’ Equity	256,345	278,641
Total Liabilities and Stockholders’ Equity	$516,863	$551,150

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenues	$35,031	$32,618	$66,002	$62,089

Operating Expenses:
Cost of revenues	10,638	9,908	20,821	19,360
Selling, general and administrative	9,520	9,325	18,776	17,909
Depreciation and amortization	4,061	4,265	8,417	8,646
Other expenses	119	306	132	306
Loss on disposition of assets	16	34	15	31
Total operating expenses	24,354	23,838	48,161	46,252

Operating income	10,677	8,780	17,841	15,837

Other Expenses:
Interest expense, net	(2,869)	(3,008)	(5,825)	(5,991)

Income before income taxes	7,808	5,772	12,016	9,846

Income tax expense	(2,779)	(2,341)	(4,287)	(3,952)

Net income	$5,029	$3,431	$7,729	$5,894

Earnings per share:
Basic	$0.12	$0.08	$0.18	$0.14
Diluted	$0.12	$0.08	$0.18	$0.14

Weighted average shares outstanding:
Basic	42,546	42,737	42,844	42,566
Diluted	42,807	43,290	43,638	43,267

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$5,029	$3,431	$7,729	$5,894
Other comprehensive loss	—	—	(8)	—
Comprehensive income	$5,029	$3,431	$7,721	$5,894

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2016

(Unaudited)

(amounts in thousands)

								Accumulated
					Additional	Class A		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2015	15,342	$1	30,027	$3	$256,551	$(3,144)	$25,837	$(607)	$278,641
Net income	—	—	—	—	—	—	7,729	—	7,729
Stock-based compensation	—	—	—	—	1,989	—	—	—	1,989
Vesting of restricted stock	300	—	—	—	—	(1,082)	—	—	(1,082)
Repurchase of shares	—	—	—	—	—	(30,735)	—	—	(30,735)
Repurchase of warrants	—	—	—	—	(976)	—	—	—	(976)
Exercise of warrants	35	—	—	—	420	—	—	—	420
Exercise of stock options	13	—	—	—	155	—	—	—	155
Excess tax benefits, stock compensation	—	—	—	—	212	—	—	—	212
Other comprehensive loss	—	—	—	—	—	—	—	(8)	(8)

Balance at June 30, 2016	15,690	$1	30,027	$3	$258,351	$(34,961)	$33,566	$(615)	$256,345

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$7,729	$5,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,417	8,646
Program amortization	5,990	5,581
Amortization of deferred financing costs	250	251
Amortization of original issue discount	189	191
Stock-based compensation	1,989	2,687
Provision for bad debts	321	669
Loss on disposition of assets	15	31
Deferred tax expense	341	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	101	514
Due from related parties	285	(62)
Programming rights	(9,436)	(7,351)
Prepaids and other assets	(2,116)	(598)
(Decrease) increase in:
Accounts payable	15	(224)
Due to related parties	(634)	(381)
Accrued expenses	(4,773)	(1,737)
Programming rights payable	1,622	910
Taxes payable	(573)	914
Other liabilities	100	101
Net cash provided by operating activities	9,832	16,036
Cash Flows From Investing Activities:
Proceeds from sale of assets	2	3
Capital expenditures	(1,914)	(1,848)
Net cash used in investing activities	(1,912)	(1,845)
Cash Flows From Financing Activities:
Repayments of long-term debt	(8,278)	(1,125)
Purchase of treasury stock	(31,817)	(1,079)
Warrant repurchase	(976)	—
Warrant exercise	420	—
Proceeds from the issuance of stock	—	5,407
Exercise of stock options	155	—
Excess tax benefits	212	274
Net cash (used in) provided by financing activities	(40,284)	3,477

Net (decrease) increase in cash	(32,364)	17,668
Cash:
Beginning	179,532	142,010
Ending	$147,168	$159,678

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,488	$5,621
Income taxes	$3,493	$2,474

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

Basis of presentation:  The accompanying unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and six months ended June 30, 2016 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2016. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for earnings per common share calculation:
Net income	$5,029	$3,431	$7,729	$5,894

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	42,546	42,737	42,844	42,566
Effect of dilutive securities
Stock options, restricted stock and warrants	261	553	794	701
Weighted-average common shares, diluted	42,807	43,290	43,638	43,267

EPS
Basic	$0.12	$0.08	$0.18	$0.14
Diluted	$0.12	$0.08	$0.18	$0.14

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 1.1 million shares of common stock for the three and six months ended June 30, 2016, respectively, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and six months ended June 30, 2016 and 2015. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Reclassification: Certain prior year amounts presented in Other accrued expenses have been reclassified to Taxes payable on the accompanying condensed consolidated balance sheet, which resulted in an increase to Taxes payable to conform with the fiscal 2016 presentation with no impact to current liabilities.

Recent accounting pronouncements:  In May 2014, the FASB and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption.  In March 2016, the FASB issued ASU 2016-08- Revenue from Contracts with Customers (Topic 606): Principle versus Agent Considerations (Reporting Revenue Gross versus Net).  The amendments in this update do not change the core principle of the guidance in Topic 606; they clarify the implementation guidance on principal versus agent considerations.  In April 2016, the FASB issued further guidance related to revenue recognition with ASU 2016-10 — Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“Update 2016-10”).  The amendments in Update 2016-10 do not change the core principle of the guidance in Topic 606, rather it clarifies identifying performance obligations and licensing implementation. In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2016-12 — Revenue from contracts with Customers (Topic 605) Narrow-Scope Improvements and Practical Expedients.  Similar to ASU 2016-08 and ASU 2016-10, the amendments in ASU 2016-12 do not change the core principle of the guidance in Topic 606, rather if clarifies issues around assessing collectability and issues concerning implementation at transition to the ASU.  The effective date for implementation remains unchanged and will impact the first interim period of our 2018 fiscal year.  We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

In March 2016, the FASB issued ASU 2016-09 — Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative.  The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

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

Note 2. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which have directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed.  Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.  Total expenses incurred were $0.6 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that were effective at the time of the consummation of our initial public offering) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fee, which is presently equal to 13.5% of all license fees collected from Distributors in Latin America and Mexico. Total revenues recognized were $0.9 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively.  MVS has terminated the agreement effective February 29, 2016. We continue to operate under the terms of the terminated agreement until a transition arrangement has been finalized.

•                  An affiliation agreement through August 1, 2017, for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.6 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $1.1 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively.

•                  An affiliation agreement, effective July 2015 through January 2018 for the distribution and exhibition of Pasiones’ Latin American programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.0 million for the three and six months ended June 30, 2016.

•                  In November 2013, Cinelatino licensed six movies from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for each of the three months ended June 30, 2016 and 2015, and $0.0 million for each of the six months ended June 30, 2016 and 2015.  At June 30, 2016 and December 31, 2015, $0.0 million is included in programming rights related to this agreement.

Amounts due from MVS pursuant to the agreements noted above amounted to $1.4 million and $1.7 million at June 30, 2016 and December 31, 2015, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.6 million and $1.1 million at June 30, 2016 and December 31, 2015, respectively, and are remitted monthly.

We entered into a three-year consulting agreement, effective April 9, 2013, with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. We continue to operate under the terms of this agreement, as we renegotiate a new consulting agreement. Total expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.1 million for each of  the three months ended June 30, 2016 and 2015.  There were no amounts due to this related party at June 30, 2016 or December 31, 2015.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara, for the licensing of three movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.0 million for each of the three months and six months ended June 30, 2016 and 2015.  Programming Rights in the accompanying condensed consolidated balance sheets included $0.1 million as of June 30, 2016 and December 31, 2015.

During 2013, we engaged Pantelion Films, LLC (“Pantelion”)  to assist in the licensing of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax, Lions Gate Films Inc. (“Lions Gate”) and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion, in connection with their services, up to 12.5% of all “licensing revenues”.  Total licensing revenues are included in net revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.1 million for the three and six months ended June 31, 2016 and $0.0 million for the three and six months ended June 30, 2015.  Total expenses incurred are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.0 million for the three and six months ended June 30, 2016 and 2015.  There were no amounts due to this related party as of June 30, 2016 and December 31, 2015.

Effective February 1, 2015, we entered into a licensing agreement to license the rights to fourteen (14) motion pictures from Lions Gate for a total license fee of $0.8 million. Some of the fourteen titles are owned by Pantelion, for which Lions Gate acts as Pantelion’s exclusive licensing agent. Fees paid by Cinelatino to Lions Gate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations and amounted to $0.0 million and $0 for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and $0 for the six months ended June 30, 2016 and 2015, respectively.  At June 30, 2016, $0.2 million is included in programming rights in the accompanying condensed consolidated balance sheets related to this agreement.

We entered into a services agreement with InterMedia Advisors, LLC (“IMA”), which has officers, directors and stockholders in common with the Company, for the provision of services including, without limitation, office space and operational support pursuant to a reimbursement agreement with IMA’s affiliate, InterMedia Partners VII, L.P.  Amounts due to this related party amounted to $0.0 million at June 30, 2016 and December 31, 2015. Amounts receivable from the related party and amounts due to the related party netted to $0.0 million at June 30, 2016 and December 31, 2015.

Note 3. Goodwill and intangible assets

Goodwill and intangible assets consist of the following at June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30,	December 31,
	2016	2015
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	71,494	78,185
Total intangible assets	$277,737	$284,428

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the six months ended June 30, 2016 is as follows (amounts in thousands):

	Net Balance at December 31, 2015	Additions	Impairment	Net Balance at June 30, 2016
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the six months ended June 30, 2016 is as follows (amounts in thousands):

	Net Balance at December 31, 2015	Additions	Amortization	Net Balance at June 30, 2016
Affiliate relationships	$56,766	$—	$(6,149)	$50,617
Advertiser relationships	2,344	—	(276)	2,068
Non-compete agreement	2,333	—	(274)	2,059
Other intangibles	56	23	(15)	64
Total Finite-lived intangibles	$61,499	$23	$(6,714)	$54,808

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.4 million and $3.3 million for the three months ended June 30, 2016 and 2015, respectively and  $6.7 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively. The weighted average remaining amortization period is 4.6 years at June 30, 2016.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2016	6,714
2017	13,257
2018	13,187
2019	8,432
2020 and thereafter	13,218
$54,808

Note 4. Income taxes

For the six months ended June 30, 2016 and 2015, our income tax expense has been computed utilizing the estimated annual effective rates of 35.8% and 40.1%, respectively. The decrease in the estimated annual effective tax rate is primarily due to the apportionment of  income before income taxes for state income tax purposes in 2016 due to the expansion of our business, which resulted in a reduced state tax rate.  The difference between the annual effective rate in both periods and the statutory Federal income tax rate of 35% is primarily due to state and foreign income and foreign withholding taxes offset by foreign  tax credits.

Income tax expense for the three and six months ended June 30, 2016 was $2.8 million and $4.3 million, respectively. Income tax expense for the three and six months ended June 30, 2015 was $2.3 million and $4.0 million, respectively.

Note 5. Long-term debt

Long-term debt at June 30, 2016 and 2015 consists of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Senior Notes due July 2020	$211,834	$219,923
Less: Current portion	—	(8,278)
	$211,834	$211,645

On July 30, 2014, certain of our subsidiaries (the “Borrowers”) entered into an amended credit agreement providing for a $225.0 million senior secured term loan B facility (the “Term Loan Facility”), which matures on July 30, 2020. Pricing on the Term Loan Facility was set at LIBOR plus 400 basis points (subject to a LIBOR floor of 1.00%, resulting in an effective interest rate of 5.00% in the current quarter and 0.5% of original issue discount (“OID”)). The Term Loan Facility also provides an uncommitted accordion option (the “Incremental Facility”) allowing for additional borrowings under the Term Loan Facility up to an aggregate principal amount equal to (i) $40.0 million plus (ii) an additional amount of up to 4.0x first lien net leverage. The obligations under the Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). Additionally, the Term Loan Facility provides for an uncommitted incremental revolving loan option in an aggregate principal amount of up to $20.0 million, which shall be secured on a pari passu basis by the collateral securing the Term Loan Facility.  The Term Loan Facility is secured by a first-priority perfected security interest in substantially all of our assets.

The OID of $1.5 million, net of accumulated amortization of $0.9 million at June 30, 2016, was recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Term Loan Facility. We recorded $2.0 million of deferred financing costs associated with the Term Loan Facility, net of accumulated amortization of $1.3 million at June 30, 2016, which will be amortized utilizing the effective interest rate method over the remaining term of the Term Loan Facility.

The principal payments on the Term Loan Facility are payable on quarterly due dates, which commenced on  September 30, 2014, with a final installment due on July 30, 2020.

In addition, pursuant to the terms of the Term Loan Facility, within 90 days after the end of each fiscal year (commencing with the fiscal year ended December 31, 2015), the Borrowers are required to make a prepayment of the loan principal in an amount equal to 50% of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios.  Pursuant to the terms of our Term Loan Facility, our net leverage ratio was 3.0x at December 31, 2015, resulting in an excess cash flow percentage of 25% being used to determine the principal payment of $8.3 million in March 2016 allocated in direct order of maturity.  As a result, we will not be required to make scheduled quarterly principal payments for several quarters.

The carrying value of the long-term debt approximates fair value at June 30, 2016 and December 31, 2015 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of June 30, 2016 (amounts in thousands):

Year Ending December 31,
2016	$—
2017	—
2018	—
2019	722
2020	212,625
$213,347

Note 6. Stockholders’ equity

Common stock repurchases

On June 8, 2016, the Company completed a privately negotiated stock repurchase of 2,800,000 shares of Class A common stock at a price of $10.50 per share for $29.4mm. On March 16, 2016, the Company completed a repurchase of 100,000 shares of Class A common stock at a price of $13.35 per share for $1.3mm.  The repurchased shares were placed into treasury to be used for general corporate purposes.  For more information, see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”, included elsewhere in this Quarterly Report.

Event-based Class A common stock awards

Pursuant to the Equity Restructuring and Warrant Purchase Agreement, dated as of January 22, 2013, by and among Azteca Acquisition Holdings, LLC and the Company and the other parties identified therein, certain initial stockholders of Azteca Acquisition Corporation (which merged with the Company in connection with its initial public offering), agreed to subject 378,788 shares of Class A common stock to certain forfeiture provisions if the market price of shares of Hemisphere Class A common stock did not equal or exceed $15.00 per share for any 20 trading days within at least one 30-trading day period within 36 months of April 4, 2013.  Effective the close of trading on April 4, 2016, such holders forfeited 378,788 shares of Class A common stock back to the Company as a result.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annuals stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan by 3,225,920 shares, provide limits on non-employee director awards and additional provisions as set forth in plan (a copy of which is provided in the Company’s 2016 annual proxy statement).   An aggregate of 7.2 million shares of our Class A common stock were authorized for issuance under the terms of the Hemisphere Media Group, Inc. 2013 Equity Incentive Plan. At June 30, 2016, 4.4 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $0.6 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, and $2.0 million and $2.7 million for the six months ended June 30, 2016 and 2015, respectively.   At June 30, 2016, there was $1.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years. At June 30, 2016, there was $1.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.1 years.

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

Black-Scholes Option Valuation Assumptions	Six Months Ended June 30, 2016	2015
Risk-free interest rate	1.60%	1.76%-2.12%
Dividend yield	—	—
Volatility	26.37%	25.8%-29.5%
Weighted-average expected term (years)	6.0	6.3

The following table summarizes stock option activity for the six months ended June 30, 2016 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2015	2,043	$11.49	7.6	$6,740
Granted	30	13.64	—	—
Exercised	(13)	10.60	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2016	2,060	$11.53	7.2	$2,081
Vested at June 30, 2016	1,433	$11.47	6.9	$1,569
Exercisable at June 30, 2016	1,433	$11.47	6.9	$1,569

The weighted average grant date fair value of options granted for the six months ended June 30, 2016 was $3.96.  At June 30, 2016, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the six months ended June 30, 2016 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2015	494	$9.79
Granted	79	11.41
Vested	(300)	10.71
Forfeited	—	—
Outstanding at June 30, 2016	273	$9.25

At June 30, 2016, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

At June 30, 2016, 12.3 million warrants, exercisable into 6.1 million shares of our Class A common stock, were issued and outstanding. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. Warrants may be exercised only through the date of expiration and are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants at an effective exercise price of $12.00 per share. At the option of the Company, 7.6 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. During the six months ended June 30, 2016, we repurchased 1.0 million warrants for $1.0 million, and we issued 35,000 shares of Class A Common Stock upon the exercise of 70,000 warrants for total exercise proceeds of $0.4 million.

Note 7.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 8. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.2 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.3 million for each of the six months ended June 30, 2016 and 2015.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2016	$82	$5,822	$5,904
2017	386	3,508	3,894
2018	390	2,539	2,929
2019	378	1,256	1,634
2020 and thereafter	1,330	631	1,961
Total	$2,566	$13,756	$16,322

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

Headquartered in Miami, Florida, we own and operate the following leading Spanish-language networks and content production platform, including leading movie and telenovela channels, two of the most popular Hispanic entertainment genres, and the leading cable television networks targeting the second, third and fourth largest U.S. Hispanic groups:

•                  Cinelatino:  the leading Spanish-language cable movie network with over 17 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-rated Spanish-language cable movie network in the U.S. and the #2-rated Spanish-language cable television network in the U.S in primetime (excluding sports networks).

•                  WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last seven years. WAPA is Puerto Rico’s news leader and the largest local producer of entertainment programming, producing over 75 hours of news and entertainment programming each week. Through its multicast signal, WAPA distributes WAPA2 Deportes, a leading sports television network in Puerto Rico featuring Major League Baseball (MLB),  National Basketball Association (NBA) and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA.

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

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S. Television Dominicana features the most popular news and entertainment from the Dominican Republic, as well as the professional winter baseball league from the Dominican Republic. Television Dominicana is distributed in the U.S. to 3.1 million subscribers.

Our two primary sources of revenues are advertising revenues and retransmission/subscriber fees. Advertising revenues are generated from the sale of advertising time which are typically pursuant to advertising arrangements with advertisers providing for a set number of advertising units to run over a specific period of time at a negotiated price per unit.  Our advertising revenues are tied to the success of our programming, including the popularity of our programming as measured by Nielsen Media Research (“Nielsen”).  But unlike some of our peers, our Networks do not currently guarantee specified viewer ratings, and are not required to provide additional units at no charge if the guaranteed viewer ratings are not met.  Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years, and we benefit from increased advertising sales in an election year. For example, in 2012, we experienced higher advertising sales as a result of political advertising spending during the 2012 gubernatorial elections.  We expect to benefit from political advertising sales in 2016. Prior to July 2015, Cinelatino was commercial free, and now all of our Networks generate advertising revenues.

All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers.  These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual rate increases.  The specific retransmission/subscriber fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s subscribers who receive our Networks.  The terms of certain non-U.S. affiliation agreements provide that the fee revenues are paid as a fixed contractual monthly fee.  Changes in retransmission/subscriber fees are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers.  We seek to grow our revenues by increasing the number of viewing subscribers of the distributors that carry our services.  Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our retransmission/subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks and new system launches.  Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements.

WAPA has been the #1-rated broadcast television network in Puerto Rico for the last seven years and management believes it is highly valued by its viewers and distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. WAPA’s primetime household rating in 2015 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC and FOX. As a result of its ratings success in the last seven years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks (ABC, CBS, NBC and Fox) have experienced in the U.S.

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. Networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience and significant growth in subscribers, as the U.S. Hispanic population continues its long-term growth. Cinelatino and WAPA America are presently rated by Nielsen.

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

Management expects our U.S. Networks to benefit from significant growth in subscribers as the U.S. Hispanic population continues its long-term growth. The U.S. Census Department estimated that over 55 million Hispanics resided in the United States in 2014, representing an increase of approximately 20 million people between 2000 and 2014 and that number is projected to grow to 70 million by 2025. Hispanic television households grew by 35% during the period from 2006 to 2016, from 11.2 million households to 15.1 million households. Similarly, Hispanic pay-TV subscribers increased 53% since 2006 to 12.1 million subscribers in 2016. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for all of our Networks.

Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 32% from 2012 to 2015 and are projected to grow an additional 15 million from 51 million in 2015 to 66 million by 2020, representing projected growth of approximately 29%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 23% and 20%, respectively, of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America and therefore will be able to expand distribution throughout the region

MVS, one of our stockholders, provides operational and technical services to Cinelatino pursuant to several agreements. Upon consummation of our initial public offering, certain of the agreements were amended or terminated to what management believes to be to the benefit of Cinelatino. As consideration for the terminated agreement, we made a one-time payment of $3.8 million to MVS. An agreement which had granted MVS the exclusive right to distribute the service in the U.S. was terminated upon consummation of our initial public offering. We have assumed responsibility for those activities previously provided by MVS, thus having no impact on Cinelatino’s operations. A similar agreement which had granted MVS the exclusive right to distribute the service throughout Latin America was amended upon consummation of our initial public offering so that MVS’s rights would be on a non-exclusive basis except for distribution agreements then in effect. Management believes that the amendment to this agreement will not impact Cinelatino’s current distribution and should enhance Cinelatino’s ability to drive new distribution in Latin America. MVS has terminated this agreement effective February 29, 2016. We continue to operate under the terms of the terminated agreement until a transition arrangement has been finalized.  Also upon consummation of our initial public offering, Cinelatino’s affiliation agreement with Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, was extended through August 1, 2017.

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2016 and 2015:

(Unaudited)

(amounts in thousands)

			$ Change	% Change			$ Change	% Change
	Three Months Ended June 30,		Favorable/	Favorable/	Six Months Ended June 30,		Favorable/	Favorable/
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015	(Unfavorable)	(Unfavorable)

Net revenues	$35,031	$32,618	$2,413	7.4%	$66,002	$62,089	$3,913	6.3%
Operating Expenses:
Cost of revenues	10,638	9,908	(730)	(7.4)%	20,821	19,360	(1,461)	(7.5)%
Selling, general and administrative	9,520	9,325	(195)	(2.1)%	18,776	17,909	(867)	(4.8)%
Depreciation and amortization	4,061	4,265	204	4.8%	8,417	8,646	229	2.6%
Other expenses	119	306	187	61.1%	132	306	174	56.9%
Loss on disposition of assets	16	34	18	52.9%	15	31	16	51.6%
Total operating expenses	24,354	23,838	(516)	(2.2)%	48,161	46,252	(1,909)	(4.1)%

Operating income	10,677	8,780	1,897	21.6%	17,841	15,837	2,004	12.7%

Other Expenses:
Interest expense, net	(2,869)	(3,008)	139	4.6%	(5,825)	(5,991)	166	2.8%

Income before income taxes	7,808	5,772	2,036	35.3%	12,016	9,846	2,170	(22.0)%

Income tax expense	(2,779)	(2,341)	(438)	(18.7)%	(4,287)	(3,952)	(335)	(8.5)%
Net Income	$5,029	$3,431	$1,598	46.6%	$7,729	$5,894	$1,835	31.1%

NM = Not meaningful

Net Revenues

Net revenues increased $2.4 million, or 7%, for the three months ended June 30, 2016, due to growth in advertising revenues and subscriber and retransmission fees.  Advertising revenue increased by $1.1 million, or 7%, in the three months ended June 30, 2016, due to political advertising revenue and advertising revenue on Cinelatino, which launched advertising in July 2015.  Retransmission/subscriber fees increased $1.3 million, or 8%, in the three months ended June 30, 2016, due to an increase in growth in subscribers and an increase in rates. Excluding political advertising revenue, net revenues increased $1.7 million, or 5%, for the three months ended June 30, 2016.

Net revenues increased $3.9 million, or 6%, for the six months ended June 30, 2016, due to growth in advertising revenues and affiliate fees.  Advertising revenue increased by $1.0 million, or 3%, in the six months ended June 30, 2016, due to political advertising revenue and advertising revenue on Cinelatino, which launched advertising in July 2015.  Retransmission/subscriber fees increased $2.9 million, or 9%, in the six months ended June 30, 2016, due to an increase in growth in subscribers and an increase in rates. Excluding political advertising revenue, net revenues increased $3.2 million, or 5%, for the six months ended June 30, 2016.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	June 30, 2016	December 31, 2015
U.S. Cable Networks:
WAPA America (b)	5,234	5,158
Cinelatino	4,535	4,443
Pasiones	4,483	4,374
Centroamerica TV	4,022	3,967
Television Dominicana	3,106	2,991
Total	21,380	20,933

Latin America Cable Networks:
Cinelatino	12,987	11,891
Pasiones	10,820	10,198
Total	23,807	22,089

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above.

(b)         Excluding digital basic subscribers, subscribers to WAPA America on Hispanic programming tiers increased by 1.8% from December 31, 2015 to June 30, 2016.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues increased $0.7 million, or 7%, for the three months ended June 30, 2016, and increased $1.5 million, or 8%, for the six months ended June 30, 2016.  The increases, in both the three and six month periods, were driven by increased investment in programming, consistent with our previously stated strategy. The increase in programming was driven by the introduction of several new Turkish drama series on WAPA, higher news costs related to the coverage of the 2016 elections, the launch of Calle 7, a daily reality series on Centroamerica TV, and the timing of certain sports rights. The increases were also due to higher costs related to the launch of advertising on Cinelatino in July 2015.

Selling, General and Administrative: Selling, general and administrative expenses consist primarily of sales, promotion, marketing and research, stock-based compensation, employee costs, rent and other general administrative costs. Selling, general and administrative expenses increased $0.2 million, or 2%, for the three months ended June 30, 2016, and increased $0.9 million, or 5%, for the six months ended June 30, 2016. The increases in both the three and six month periods were primarily due to higher personnel expenses as we expanded our infrastructure to support the growth of our business in the second half of 2015, annual salary increases, and higher marketing expenses to support advertising on Cinelatino, a one-time separation payment for retired employees, offset by lower stock-based compensation.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense decreased $0.2 million, or 5%, for the three months ended June 30, 2016, and decreased $0.2 million, or 3%, for the six months ended June 30, 2016. The decreases, in both the three and six month periods, were primarily due to the expiration of the useful lives of certain fixed assets, which were fully reflected in the prior year periods, but not in the current quarter. These fixed assets continue to be used in the operations of the business.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with corporate finance activities, including debt and equity financings, equity repurchases and acquisition activities.  Other expenses decreased $0.2 million, or 61%, for the three months ended June 30, 2016, and decreased $0.2 million, or 57%, for the six months ended June 30, 2016. The decreases, in both the three and six month periods, were primarily due to the incurrence of fees in connection with the secondary equity offering in the prior year’s second quarter. For more information, see Note 6, “Stockholders’ Equity”, of Notes to our Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Loss on Disposition of Assets: Loss on disposition of assets reflects losses on disposal of equipment no longer used in our operations.

Other Expenses

Other expenses consist primarily of interest expense. Other expenses decreased $0.1 million for the three months ended June 30, 2016, and decreased $0.2 million for the six months ended June 30, 2016. The decreases, in both the three and six month periods, were due to a decrease in the average outstanding balance on our Term Loan Facility.

Income Tax Expense

Income tax expense increased by $0.4 million and $0.3 million for the three and six months ended June 30, 2016, respectively, primarily due to higher income before income taxes, offset by a lower annual effective tax rate.6  For more information, see Note 4, ‘Income taxes” of  Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Income

Net income increased by $1.6 million and $1.8 million for the three and six months ended June 30, 2016, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At June 30, 2016, we had $147.2 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund acquisitions.

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

Cash Flows

	Six Months Ended June 30,
Amounts in thousands:	2016	2015
Cash provided by (used in):
Operating activities	$9,832	$16,036
Investing activities	(1,912)	(1,845)
Financing activities	(40,284)	3,477
Net (decrease) increase in cash	$(32,364)	$17,668

Comparison for the Six Months Ended June 30, 2016 and June 30, 2015

Operating Activities

Cash provided by operating activities was primarily driven by our net income, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the six months ended June 30, 2016 was $9.8 million, a decrease of $6.2 million, as compared to $16.0 million in the prior year period, due primarily to a $7.5 million decrease in net working capital and a $0.5 million decrease in non-cash items, offset by a $1.8 million increase in net income. Working capital decreased primarily as a result of an increase in programming rights and prepaid taxes and other assets totaling $3.6 million, a decrease in accrued expenses of $3.0 million, and a decrease in taxes payable of $1.5 million offset by an increase in programming rights payable of $0.7 million. Non-cash items decreased primarily as a result of a $0.7 million decrease in stock-based compensation, a $0.3 million decrease in the provision for bad debts and a $0.2 million decrease in depreciation and amortization, offset by a $0.4 million increase in programming amortization and a $0.3 million increase in deferred taxes.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016, was $1.9 million, as compared to $1.8 million in the prior year period.  The increase is primarily due to an increase in capital expenditures of $0.1 million.

Financing Activities

For the six months ended June 30, 2016, net cash used in financing activities was $40.3 million, as compared to net cash provided of $3.5 million in the prior year period.  This decrease is primarily due to current year period repurchases of Class A common stock of $30.7 million and warrant repurchases of $1.0 million, and higher principal debt payments made in the current year period driven by the excess cash flow payment of $8.3 million pursuant to the terms of the Term Loan Facility.  The prior year period also benefitted from $5.4 million of net proceeds from the secondary equity offering in May 2015.  For more information, see Note 5, “Long-term debt” and Note 6, “Stockholders’ equity” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable rate of interest on the Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Term Loan Facility, we do not speculate on the future direction of interest rates. As of June 30, 2016, our exposure to changing market rates with respect to the Term Loan Facility was as follows (amounts in thousands):

June 30, 2016
Variable rate debt	$213.3
Interest rate	5.00%

As of June 30, 2016, the total outstanding balance on the Term Loan Facility was approximately $213.3 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $213.3 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases in interest expense are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. Dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at June 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth in this Item 1A, there have not been any material changes during the quarter ended June 30, 2016 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

The broadcast incentive auction could result in the modification of our broadcast licenses for WAPA by requiring us to operate on other channels.

The FCC has commenced an incentive auction to recapture and repurpose certain spectrum currently used by television broadcasters. The incentive auction will be conducted in three phases.

Bidding in the reverse auction, the first phase of the auction, began on May 31, 2016. During the reverse auction, participating television broadcasters elected either to retain their rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish their station’s spectrum by surrendering the station’s license and share spectrum with another station thereafter; or, for stations operating in the UHF spectrum, to modify the station’s UHF channel license to a VHF channel license. The reverse auction concluded on June 29, 2016.

In the second phase of the auction, the FCC will conduct a forward auction of the relinquished broadcast spectrum to new users. The first stage of the forward auction is scheduled to begin on August 16, 2016.

Following the conclusion of the forward auction, the FCC will “repack” television stations that have not relinquished spectrum in the auction in remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. The FCC, when repacking the television broadcast spectrum, will use reasonable efforts to preserve a station’s coverage area and population served. The FCC is prohibited from requiring a station to move involuntarily from the UHF spectrum band, the band in which our broadcast licenses operate, to the VHF spectrum band or from the high VHF band to the low VHF band.

We cannot predict (i) the outcome of the incentive auction, (ii) whether the FCC will require any of our television stations to modify our transmission facilities in the repacking process, (iii) whether following repacking, the coverage area and population served by our licenses will be completely preserved or (iv) whether the $1.75 billion set aside for reimbursing repacking expenses will be sufficient to cover all our repacking expenses. Nevertheless, we do not believe that the auction will have a material negative impact on our Business, because (i) during repacking the FCC is required to keep our stations in the more desirable UHF band, (ii) our three television licenses have overlapping coverage areas, so it is unlikely that we will lose service to a significant portion of the households that we serve and (iii) if the FCC is unable to reimburse all of our repacking expenses, the amount of the shortfall is unlikely to be material to our Business as a whole.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Purchase of Equity Securities

The following table sets forth information with respect to shares of Class A common stock repurchased during the three months ended June 30, 2016. The shares of Class A common stock were repurchased from one holder in a privately negotiated transaction. None of the shares of Class A common stock in this table were repurchased directly from any of our officers or directors.

Period	Total number of shares of Class A common Stock	Average price paid per share of Class A common stock	Total number of shares of Class A common stock purchased as part of publicly announced plans or programs (a)	Maximum number (or approximate dollar value) of shares of Class A common stock that may yet be purchased under the plans or programs (b)
April 1 - 30	—	—	—	—
May 1 - 31	—	—	—	—
June 1 - 30	2,800,000	$10.50	—	—

Total	2,800,000	$10.50	—	—

(a)(b)           We did not authorize any public plan or program for the quarter ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description of Exhibit

10.1

Stock Repurchase & Lock-Up Agreement, dated as of June 8, 2016, by and among the Company and Luxor Capital Group, LP, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2016)

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

HEMISPHERE MEDIA GROUP, INC.

DATE: August 8, 2016	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 8, 2016	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

10.1

Stock Repurchase & Lock-Up Agreement, dated as of June 8, 2016, by and among the Company and Luxor Capital Group, LP, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2016)

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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