Form 10-Q
period 2016-09-30
HEMISPHERE MEDIA GROUP, INC.
filed 2016-11-08
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 7, 2016
Class A common stock, par value $0.0001 per share	21,607,230 shares
Class B common stock, par value $0.0001 per share	20,800,998 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2016

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

•      the risk that we may become responsible for certain liabilities of the businesses that we acquire;

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash	$150,560	$179,532
Accounts receivable, net of allowance for doubtful accounts of $1,626 and $1,512, respectively	24,370	25,519
Due from related parties	1,299	1,722
Programming rights	6,257	5,552
Prepaids and other current assets	8,982	4,541
Total current assets	191,468	216,866
Programming rights	10,496	7,457
Property and equipment, net	25,842	25,397
Deferred financing costs, net	1,879	2,254
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	68,151	78,185
Deferred taxes	16,101	13,280
Other assets	523	1,468
Total Assets	$520,703	$551,150

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,337	$2,463
Due to related parties	331	1,182
Accrued agency commissions	4,717	8,168
Accrued compensation and benefits	4,594	3,995
Accrued marketing	6,611	6,569
Taxes payable	57	1,722
Other accrued expenses	3,425	3,047
Programming rights payable	2,875	4,426
Current portion of long-term debt	—	8,278
Total current liabilities	24,947	39,850

Programming rights payable	1,793	365
Long-term debt, net of current portion	211,929	211,645
Deferred taxes	17,968	17,928
Defined benefit pension obligation	2,871	2,721
Total Liabilities	259,508	272,509

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; and 15,698,493 and 15,342,440 shares issued at September 30, 2016 and December 31, 2015, respectively	1	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 30,027,418 shares issued and outstanding at September 30, 2016 and December 31, 2015	3	3
Additional paid-in capital	258,881	256,551
Treasury stock, at cost 3,599,626 and 236,171 at September 30, 2016 and December 31, 2015, respectively	(34,990)	(3,144)
Retained earnings	37,915	25,837
Accumulated other comprehensive loss	(615)	(607)
Total Stockholders’ Equity	261,195	278,641
Total Liabilities and Stockholders’ Equity	$520,703	$551,150

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	33,116	$31,465	$99,118	$93,554

Operating Expenses:
Cost of revenues	9,826	10,249	30,647	29,609
Selling, general and administrative	8,999	8,907	27,775	26,816
Depreciation and amortization	4,083	4,283	12,500	12,929
Other expenses	638	75	770	381
(Gain) loss on disposition of assets	(9)	—	6	31
Total operating expenses	23,537	23,514	71,698	69,766

Operating income	9,579	7,951	27,420	23,788

Other Expenses:
Interest expense, net	(2,954)	(3,080)	(8,779)	(9,071)

Income before income taxes	6,625	4,871	18,641	14,717

Income tax expense	(2,276)	(1,961)	(6,563)	(5,912)

Net income	4,349	$2,910	$12,078	$8,805

Earnings per share:
Basic	$0.11	$0.07	$0.29	$0.21
Diluted	$0.11	$0.07	$0.28	$0.20

Weighted average shares outstanding:
Basic	40,499	43,103	42,057	42,748
Diluted	41,035	44,143	42,764	43,563

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$4,349	$2,910	$12,078	$8,805
Other comprehensive loss	—	—	(8)	—
Comprehensive income	$4,349	$2,910	$12,070	$8,805

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine months Ended September 30, 2016

(Unaudited)

(amounts in thousands)

								Accumulated
					Additional	Class A		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2015	15,342	$1	30,027	$3	$256,551	$(3,144)	$25,837	$(607)	$278,641
Net income	—	—	—	—	—	—	12,078	—	12,078
Stock-based compensation	—	—	—	—	2,522	—	—	—	2,522
Vesting of restricted stock	308	—	—	—	—	(1,111)	—	—	(1,111)
Repurchase of shares	—	—	—	—	—	(30,735)	—	—	(30,735)
Repurchase of warrants	—	—	—	—	(976)	—	—	—	(976)
Exercise of warrants	35	—	—	—	420	—	—	—	420
Exercise of stock options	13	—	—	—	155	—	—	—	155
Excess tax benefits, stock compensation	—	—	—	—	209	—	—	—	209
Other comprehensive loss	—	—	—	—	—	—	—	(8)	(8)

Balance at September 30, 2016	15,698	$1	30,027	$3	$258,881	$(34,990)	$37,915	$(615)	$261,195

See accompanying notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$12,078	$8,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,500	12,929
Program amortization	9,010	8,430
Amortization of deferred financing costs	375	377
Amortization of original issue discount	284	287
Stock-based compensation	2,522	4,123
Provision for bad debts	262	777
Loss on disposition of assets	6	31
Deferred tax expense	(2,781)	(2,046)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	879	350
Due from related parties	423	(114)
Programming rights	(12,754)	(9,427)
Prepaids and other assets	(3,496)	(1,463)
(Decrease) increase in:
Accounts payable	(126)	(243)
Due to related parties	(851)	204
Accrued expenses	(2,432)	2,555
Programming rights payable	(123)	340
Taxes payable	(1,665)	3,240
Other liabilities	150	67
Net cash provided by operating activities	14,261	29,222
Cash Flows From Investing Activities:
Proceeds from sale of assets	10	3
Capital expenditures	(2,927)	(3,885)
Net cash used in investing activities	(2,917)	(3,882)
Cash Flows From Financing Activities:
Repayments of long-term debt	(8,278)	(1,688)
Purchase of treasury stock	(31,846)	(1,079)
Warrant repurchase	(976)	—
Warrant exercise	420	—
Proceeds from the issuance of stock	—	5,407
Exercise of stock options	155	159
Excess tax benefits	209	250
Net cash (used in) provided by financing activities	(40,316)	3,049

Net (decrease) increase in cash	(28,972)	28,389
Cash:
Beginning	179,532	142,010
Ending	$150,560	$170,399

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$8,215	$8,466
Income taxes	$11,230	$4,128

See accompanying notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Nature of business

Nature of business:  The accompanying Condensed Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA”), and HMTV Cable, Inc., the parent company of Pasiones, TV Dominicana, and Centroamerica TV.  The Company determines its operating segments based upon (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. We have one operating segment, Hemisphere. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Condensed Consolidated Financial Statements.

Basis of presentation:  The accompanying unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and nine months ended September 30, 2016 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2016. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for earnings per common share calculation:
Net income	$4,349	$2,910	$12,078	$8,805

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	40,499	43,103	42,057	42,748
Effect of dilutive securities
Stock options, restricted stock and warrants	536	1,040	707	815
Weighted-average common shares, diluted	41,035	44,143	42,764	43,563

EPS
Basic	$0.11	$0.07	$0.29	$0.21
Diluted	$0.11	$0.07	$0.28	$0.20

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 1.0 million shares of common stock for the three and nine months ended September 30, 2016, respectively, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. For information regarding the conversion of certain shares of Class B common stock to Class A common stock following the end of this fiscal quarter, see Note 9, “Subsequent Events”, of Notes to our Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and nine months ended September 30, 2016 and 2015. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Reclassification: Certain prior year amounts presented in other accrued expenses have been reclassified to taxes payable on the accompanying condensed consolidated balance sheet, which resulted in an increase to taxes payable to conform with the fiscal 2016 presentation with no impact to current liabilities.

Recent accounting pronouncements:  In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”, “Update”) 2016-16 — Income Taxes (Topic 740) Intra-entity Transfers of Assets Other Than Inventory.  The amendments in this Update do not include new disclosure requirements; however, existing disclosure requirements might be applicable when accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory.  ASU 2016-16 aligns the recognition of income tax consequences for intra-entity transfer of assets other than inventory with International Financial Reporting Standards, which require the recognition of current and deferred income taxes resulting from the transfer of any asset when the transfer occurs.  The amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

Note 2. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed.  Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations.  Total expenses incurred were $0.6 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that were effective at the time of the consummation of our initial public offering) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fee, which is presently equal to 13.5% of all license fees collected from Distributors in Latin America and Mexico. Total revenues recognized were $0.8 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $3.1 million and $3.7 million for the nine months ended September 30, 2016 and 2015, respectively.  MVS has terminated the agreement effective February 29, 2016. We continue to operate under the terms of the terminated agreement until a transition arrangement has been finalized.

•                  An affiliation agreement through August 1, 2017, for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.6 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $1.7 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

•                  An affiliation agreement, effective July 2015 through January 2018, for the distribution and exhibition of Pasiones’ Latin American programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.0 million for the three and nine months ended September 30, 2016 and 2015.

•                  In November 2013, Cinelatino licensed six movies from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for  the three and nine months ended September 30, 2016 and 2015.   At September 30, 2016 and December 31, 2015, $0.0 million is included in programming rights related to this agreement.

Amounts due from MVS pursuant to the agreements noted above amounted to $1.3 million and $1.7 million at September 30, 2016 and December 31, 2015, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.3 million and $1.1 million at September 30, 2016 and December 31, 2015, respectively, and are remitted monthly.

We entered into a three-year consulting agreement, effective April 9, 2013, with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. We continue to operate under the terms of this agreement, as we renegotiate a new consulting agreement. Total expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.1 million for each of the three months ended September 30, 2016 and 2015, and $0.2 million for each of the nine months ended September 30, 2016 and 2015.  There were no amounts due to this related party at September 30, 2016 or December 31, 2015.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara, for the licensing of three movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.0 million for each of the three  and nine months ended September 30, 2016 and 2015.  Programming rights in the accompanying condensed consolidated balance sheets included $0.1 million as of September 30, 2016 and December 31, 2015.

During 2013, we engaged Pantelion Films, LLC (“Pantelion”)  to assist in the licensing of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax, Lions Gate Films Inc. (“Lions Gate”) and Grupo Televisa. Panamax is owned by James M. McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion, in connection with their services, up to 12.5% of all “licensing revenues”.  Total licensing revenues are included in net revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.0 million for the three months ended September 31, 2016 and 2015, respectively, and $0.1 million and $0.0 million for the nine months ended September 31, 2016 and 2015, respectively.  Total expenses incurred are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.0 million for the three and nine months ended September 30, 2016 and 2015.  There was $0 due to this related party as of September 30, 2016 and December 31, 2015, respectively.

Effective February 1, 2015, we entered into a licensing agreement to license the rights to fourteen (14) motion pictures from Lions Gate for a total license fee of $0.8 million. Some of the fourteen titles are owned by Pantelion, for which Lions Gate acts as Pantelion’s exclusive licensing agent. Fees paid by Cinelatino to Lions Gate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.0 million and $0.1 million for the three and nine months ended September 30, 2016, respectively, and $0  for the three and nine months ended September 30,  2015, respectively.  At September 30, 2016, $0.2 million is included in programming rights in the accompanying unaudited condensed consolidated balance sheets related to this agreement.

We entered into a services agreement with InterMedia Advisors, LLC (“IMA”), which has officers, directors and stockholders in common with the Company, for the provision of services including, without limitation, office space and operational support pursuant to a reimbursement agreement with IMA’s affiliate, InterMedia Partners VII, L.P. (“IMP”).  Amounts due to this related party amounted to $0.1 million and $0.0 million at September 30, 2016 and December 31, 2015, respectively. Amounts receivable from the related party and amounts due to the related party netted to a receivable of $0.1 million and $0.0 million at September 30, 2016 and December 31, 2015, respectively.

Note 3. Goodwill and intangible assets

Goodwill and intangible assets consist of the following at September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30,	December 31,
	2016	2015
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	68,151	78,185
Total intangible assets	$274,394	$284,428

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the nine months ended September 30, 2016 is as follows (amounts in thousands):

	Net Balance at December 31, 2015	Additions	Impairment	Net Balance at September 30, 2016
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the nine months ended September 30, 2016 is as follows (amounts in thousands):

	Net Balance at December 31, 2015	Additions	Amortization	Net Balance at September 30, 2016
Affiliate relationships	$56,766	$—	$(9,224)	$47,542
Advertiser relationships	2,344	—	(414)	1,930
Non-compete agreement	2,333	—	(412)	1,921
Other intangibles	56	39	(23)	72
Total finite-lived intangibles	$61,499	$39	$(10,073)	$51,465

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.4 million and $3.3 million for the three months ended September 30, 2016 and 2015, respectively and  $10.1 million and $10.1 million for the nine months ended September 30, 2016 and 2015, respectively. The weighted average remaining amortization period is 4.4 years at September 30, 2016.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2016	$3,357
2017	13,262
2018	13,196
2019	8,432
2020 and thereafter	13,218
$51,465

Note 4. Income taxes

For the nine months ended September 30, 2016 and 2015, our income tax expense has been computed utilizing the estimated annual effective rates of 35.8% and 40.1%, respectively. The decrease in the estimated annual effective tax rate is primarily due to the apportionment of income before income taxes for state income tax purposes in 2016 due to the expansion of our business, which resulted in a reduced state tax rate.  The difference between the annual effective rate in both periods and the statutory Federal income tax rate of 35% is primarily due to state income taxes and foreign withholding taxes offset by foreign tax credits.

Income tax expense for the three and nine months ended September 30, 2016 was $2.3 million and $6.6 million, respectively. Income tax expense for the three and nine months ended September 30, 2015 was $2.0 million and $5.9 million, respectively.

Note 5. Long-term debt

Long-term debt at September 30, 2016 and 2015 consists of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Senior Notes due July 2020	$211,929	$219,923
Less: Current portion	—	(8,278)
	$211,929	$211,645

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

The OID of $1.4 million, net of accumulated amortization of $1.0 million at September 30, 2016, was recorded as a reduction to the principal amount of the Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Term Loan Facility. We recorded $1.9 million of deferred financing costs associated with the Term Loan Facility, net of accumulated amortization of $1.4 million at September 30, 2016, which will be amortized utilizing the effective interest rate method over the remaining term of the Term Loan Facility.

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

The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios.  Pursuant to the terms of our Term Loan Facility, our net leverage ratio was 3.0x at December 31, 2015, resulting in an excess cash flow percentage of 25% being used to determine the principal payment of $8.3 million in March 2016, allocated in direct order of maturity.  As a result, we will not be required to make scheduled quarterly principal payments for several quarters.

The carrying value of the long-term debt approximates fair value at September 30, 2016 and December 31, 2015 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of September 30, 2016 (amounts in thousands):

Year Ending December 31,
2016	$—
2017	—
2018	—
2019	722
2020	212,625
$213,347

Note 6. Stockholders’ equity

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan by 3.2 million shares, provide limits on non-employee director awards and additional provisions as set forth therein (a copy of the 2013 Equity Incentive Plan is provided in the Company’s 2016 annual proxy statement).   An aggregate of 7.2 million shares of our Class A common stock were authorized for issuance under the terms of the Equity Incentive Plan. At September 30, 2016, 4.0 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $0.5 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $2.5 million and $4.1 million for the nine months ended September 30, 2016 and 2015, respectively.   At September 30, 2016, there was $1.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. At September 30, 2016, there was $0.8 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 0.9 years.

Stock options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option pricing model for time-based options and the Monte Carlo simulation model for event-based options. The expected term of options granted is derived using the simplified method under ASC 718-10-S99-1/SEC Topic 14.D for “plain vanilla” options and the Monte Carlo simulation for event-based options. Expected volatility is based on the historical volatility of the Company’s competitors given its lack of trading history. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has estimated forfeitures of 1.5%, as the awards are granted to management for which the Company expects lower turnover, and has assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Risk-free interest rate	1.60%	1.76%-2.12%
Dividend yield	—	—
Volatility	26.37%	25.8%-29.5%
Weighted-average expected term (years)	6.0	6.3

The following table summarizes stock option activity for the nine months ended September 30, 2016 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2015	2,043	$11.49	7.6	$6,740
Granted	30	13.64	—	—
Exercised	(13)	10.60	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2016	2,060	$11.53	6.9	$3,466
Vested at September 30, 2016	1,487	$11.52	6.7	$2,597
Exercisable at September 30, 2016	1,487	$11.52	6.7	$2,597

The weighted-average grant date fair value of options granted for the nine months ended September 30, 2016 was $3.96.  At September 30, 2016, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the nine months ended September 30, 2016 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2015	494	$9.79
Granted	79	11.41
Vested	(308)	10.78
Forfeited	—	—
Outstanding at September 30, 2016	265	$9.13

At September 30, 2016, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

At September 30, 2016, 12.3 million warrants, exercisable into 6.1 million shares of our Class A common stock, were issued and outstanding. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. Warrants may be exercised only through the date of expiration and are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants at an effective exercise price of $12.00 per share. At the option of the Company, 7.6 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of 20 trading days within the 30-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. During the nine months ended September 30, 2016, we repurchased 1.0 million warrants for $1.0 million, and we issued 35,000 shares of Class A common stock upon the exercise of 70,000 warrants for total exercise proceeds of $0.4 million.

Note 7.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 8. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.2 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2016	$115	$2,653	$2,768
2017	420	4,121	4,541
2018	425	2,539	2,964
2019	419	1,256	1,675
2020 and thereafter	1,340	631	1,971
Total	$2,719	$11,200	$13,919

Note 9. Subsequent Events

On October 21, 2016, our controlling stockholder, IMP closed a transaction that provided liquidity options to its limited partners in respect of shares of our Class B common stock and warrants to purchase Class A common stock held by IMP and its affiliates (the “IMP Liquidity Transaction”).  Upon the consummation of the IMP Liquidity Transaction, 9,226,420 shares of our Class B common stock were converted into an equal number of shares of our Class A common stock (including 419,383 shares subject to forfeiture if the market price of shares of our Class A common stock does not equal or exceed $15.00 per share for any 20 trading days within at least one 30-trading day period prior to April 4, 2018).  Upon the consummation of the IMP Liquidity Transaction, we had 21,607,230 shares of our Class A common stock (including 544,383 shares of our Class A common stock subject to forfeiture described above) and 20,800,998 shares of our Class B common stock (including 1,080,617 shares of our Class B common stock subject to forfeiture described above) issued and outstanding.

On November 3, 2016, we announced our partnership in a new joint venture with Lions Gate to launch a Spanish–language subscription video on demand (SVOD) movie service. The service plans to launch later in the fiscal year ending December 31, 2017.

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

Headquartered in Miami, Florida, we own and operate the following leading Spanish-language networks and content production platform, including leading movie and telenovela channels, two of the most popular Hispanic entertainment genres, and the leading cable television networks targeting the second, third and fourth largest U.S. Hispanic groups:

•                  Cinelatino:  the leading Spanish-language cable movie network with over 17.5 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #1-rated Spanish-language cable movie network in the U.S. and the #2-rated Spanish-language cable television network in the U.S in primetime (excluding sports networks).

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

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the United States. WAPA America’s programming includes over 75 hours of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to over 5.2 million subscribers.

•                  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features many of the best telenovelas licensed from the most popular television networks. Pasiones has over 15.6 million subscribers across the U.S. and Latin America.

•                  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to 4.1 million subscribers.

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S. Television Dominicana features the most popular news and entertainment from the Dominican Republic, and is distributed in the U.S. to 3.2 million subscribers.

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

Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 32% from 2012 to 2015 and are projected to grow an additional 15 million from 51 million in 2015 to 66 million by 2020, representing projected growth of approximately 29%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 23% and 20%, respectively, of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America and therefore will be able to expand distribution throughout the region

MVS, one of our stockholders, provides operational, technical as well as distribution services to Cinelatino pursuant to several agreements.  An agreement, which had granted MVS the non-exclusive right to distribute the service throughout Latin America was terminated by MVS effective February 29, 2016.  We continue to operate under the terms of the terminated agreement until a transition arrangement has been finalized.  An agreement between Cine Latino and Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, was extended through August 1, 2017.

Comparison of Consolidated Operating Results for the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

(amounts in thousands)

			$ Change	% Change			$ Change	% Change
	Three Months Ended September 30,		Favorable/	Favorable/	Nine Months Ended September 30,		Favorable/	Favorable/
	2016	2015	(Unfavorable)	(Unfavorable)	2016	2015	(Unfavorable)	(Unfavorable)

Net revenues	$33,116	$31,465	$1,651	5.2%	$99,118	$93,554	$5,564	5.9%
Operating Expenses:
Cost of revenues	9,826	10,249	(423)	(4.1)%	30,647	29,609	1,038	3.5%
Selling, general and administrative	8,999	8,907	(92)	(1.0)%	27,775	26,816	959	3.6%
Depreciation and amortization	4,083	4,283	(200)	(4.7)%	12,500	12,929	(429)	(3.3)%
Other expenses	638	75	563	NM	770	381	389	102.1%
(Gain) loss on disposition of assets	(9)	—	(9)	NM	6	31	(25)	(80.6)%
Total operating expenses	23,537	23,514	23	0.1%	71,698	69,766	1,932	2.8%

Operating income	9,579	7,951	1,628	20.5%	27,420	23,788	3,632	15.3%

Other Expenses:
Interest expense, net	(2,954)	(3,080)	126	(4.1)%	(8,779)	(9,071)	292	(3.2)%

Income before income taxes	6,625	4,871	1,754	36.0%	18,641	14,717	3,924	26.7%

Income tax expense	(2,276)	(1,961)	(315)	16.1%	(6,563)	(5,912)	(651)	11.0%
Net Income	$4,349	$2,910	$1,439	49.5%	$12,078	$8,805	$3,273	37.2%

NM = Not meaningful

Net Revenues

Net revenues increased $1.7 million, or 5%, for the three months ended September 30, 2016, due to growth in subscriber and retransmission fees, offset in part by a decline in advertising revenue. Subscriber and retransmission fees increased $1.8 million, or 11%, in the three months ended September 30, 2016, due to growth in subscribers and rate increases. Advertising revenue decreased $0.1 million, or 1%, in the three months ended September 30, 2016, due primarily to a decline in non-political advertising revenue at WAPA, which was negatively impacted by a shift in advertising dollars due to telecasts of the Summer Olympics.  Excluding political advertising revenue, net revenues increased $1.5 million, or 5%, for the three months ended September 30, 2016.  Subscriber and retransmission fees in the quarter represented approximately 55% of net revenues.

Net revenues increased $5.6 million, or 6%, for the nine months ended September 30, 2016, due to growth in subscriber and retransmission fees and advertising revenue.  Subscriber and retransmission fees increased $4.7 million, or 9%, in the nine months ended September 30, 2016, due to growth in subscribers and rate increases. Advertising revenue increased by $0.8 million, or 2%, in the nine months ended September 30, 2016, due to political advertising revenue and the launch of advertising on Cinelatino, which commenced in July 2015.  Excluding political advertising revenue, net revenues increased $4.7 million, or 5%, for the nine months ended September 30, 2016.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	September 30, 2016	December 31, 2015
U.S. Cable Networks:
WAPA America (b)	5,204	5,158
Cinelatino	4,581	4,443
Pasiones	4,530	4,374
Centroamerica TV	4,055	3,967
Television Dominicana	3,159	2,991
Total	21,529	20,933

Latin America Cable Networks:
Cinelatino	13,003	11,891
Pasiones	11,126	10,198
Total	24,129	22,089

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above.

(b)         Excluding digital basic subscribers, subscribers to WAPA America on Hispanic programming tiers increased by 2.7% from December 31, 2015 to September 30, 2016.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues decreased $0.4 million, or 4%, for the three months ended September 30, 2016, and increased $1.0 million, or 4%, for the nine months ended September 30, 2016.  The decrease in the three month period was primarily driven by the timing of certain sports programming rights which were incurred in the third quarter of 2015, but were incurred in the second quarter of 2016. The increase in the nine month period was driven primarily by increased investment in programming, consistent with our previously stated strategy, and higher costs related to the launch of advertising on Cinelatino in July 2015. The increase in programming costs was driven by the introduction of several new Turkish drama series, higher news costs related to the coverage of the 2016 Puerto Rican gubernatiorial elections, and the launch of Calle 7, a daily reality series on Centroamerica TV.

Selling, General and Administrative: Selling, general and administrative expenses consist primarily of sales, promotion, marketing and research, employee costs, stock-based compensation, rent and other general administrative costs. Selling, general and administrative expenses increased $0.1 million, or 1%, for the three months ended September 30, 2016, and increased $1.0 million, or 4%, for the nine months ended September 30, 2016. The increases, in both the three and nine month periods, were due to higher personnel expenses, as we expanded our infrastructure to support the growth of our business in the second half of 2015, higher marketing expenses to support advertising on Cinelatino, and separation payments for retired and terminated employees, offset in part by lower stock-based compensation and bad debt expense.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense decreased $0.2 million and $0.4 million for the three and nine months ended September 30, 2016, respectively. The decreases, in both the three and nine month periods, were primarily due to the expiration of the useful lives of certain fixed assets, which were fully reflected in the prior year periods. These fixed assets continue to be used in the operations of the business. The decrease in the nine month period was also due to the expiration of the useful life of certain intangibles.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with corporate finance activities, including debt and equity financings, equity repurchases and acquisition activities.  Other expenses increased $0.6 million and $0.4 million for the three and nine months ended September 30, 2016, respectively. The increases, in both the three and nine month periods, were primarily due to the incurrence of fees in connection with the IMP Liquidity Transaction. For more information, see Note 9, “Subsequent Events”, of the Notes to our Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report. The increase in the nine month period was also due to the incurrence of fees in connection with the repurchase of warrants, offset partially by fees incurred in connection with the secondary equity offering in the prior year’s second quarter.

Gain or loss on Disposition of Assets: Gain or loss on disposition of assets reflects gains or losses, respectively, on disposal of equipment no longer used in our operations. Gain on disposition of assets increased $0.0 million for the three months ended September 30, 2016. Loss on disposition of assets decreased $0.0 million for the nine months ended September 30, 2016.

Other Expenses

Other expenses consist primarily of interest expense. Other expenses decreased $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. The decreases, in both the three and nine month periods, were due to a decrease in the average outstanding balance on our Term Loan Facility

Income Tax Expense

Income tax expense increased by $0.3 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, primarily due to higher income before income taxes, offset in part by a lower annual effective tax rate.  For more information, see Note 4, ‘Income taxes” of  Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Income

Net income increased by $1.4 million and $3.3 million for the three and nine months ended September 30, 2016, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At September 30, 2016, we had $150.6 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund acquisitions.

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

Cash Flows

	Nine Months Ended September 30,
Amounts in thousands:	2016	2015
Cash provided by (used in):
Operating activities	$14,261	$29,222
Investing activities	(2,917)	(3,882)
Financing activities	(40,316)	3,049
Net (decrease) increase in cash	$(28,972)	$28,389

Comparison for the Nine Months Ended September 30, 2016 and September 30, 2015

Operating Activities

Cash provided by operating activities was primarily driven by our net income, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $14.3 million, a decrease of $15.0 million, as compared to $29.2 million in the prior year period, due primarily to a $15.5 million decrease in net working capital, and a $2.7 million increase in non-cash items, offset by a $3.3 million increase in net income. Working capital decreased primarily as a result of a decrease in accrued expenses of $5.0 million, a decrease in taxes payable of $4.9 million, an increase in programming rights of $3.3 million due to the completion of an acquisition of a film library, an increase in prepaid taxes and other assets of $2.0 million, and a decrease in programming rights payable of $0.5 million, offset by an increase in accounts receivable of $0.5 million. Non-cash items decreased primarily as a result of a $1.6 million decrease in stock-based compensation, a $0.7 million decrease in deferred taxes, a $0.5 million decrease in the provision for bad debts, and a $0.4 million decrease in depreciation and amortization, offset by a $0.6 million increase in programming amortization.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016, was $2.9 million, as compared to $3.9 million in the prior year period.  The decrease is primarily due to lower capital expenditures in the 2016 period of $1.0 million.

Financing Activities

For the nine months ended September 30, 2016, net cash used in financing activities was $40.3 million, as compared to net cash provided of $3.0 million in the prior year period.  This decrease is primarily due to current year period repurchases of Class A common stock of $30.7 million and warrant repurchases of $1.0 million, and higher principal debt payments made in the current year period driven by an excess cash flow payment of $8.3 million pursuant to the terms of the Term Loan Facility.  The prior year period also benefitted from $5.4 million of net proceeds from the secondary equity offering in May 2015.  For more information, see Note 5, “Long-term debt” and Note 6, “Stockholders’ equity” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable rate of interest on the Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Term Loan Facility, we do not speculate on the future direction of interest rates. As of September 30, 2016, our exposure to changing market rates with respect to the Term Loan Facility was as follows (amounts in thousands):

September 30, 2016
Variable rate debt	$213.3
Interest rate	5.00%

As of September 30, 2016, the total outstanding balance on the Term Loan Facility was approximately $213.3 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $213.3 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases in interest expense are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at September 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of September 30, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the quarter ended September 30, 2016 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).
4.1

Joinder to Lock-Up Agreement, dated October 21, 2016, among Gato Investments LP and the Company (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2016).

4.2

Joinder to Lock-Up Agreement, dated October 21, 2016, among Peter M. Kern, an individual, and the Company (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2016).

10.1

Stockholders Agreement, dated as of September 6, 2016, by and among the Company, Gato Investments LP, InterMedia Hemisphere Roll-Over, L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern and Searchlight II HMT, L.P.  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).

10.2

Amendment No. 1 to Stockholders Agreement and Waiver of Minimum Condition, dated as of October 21, 2016, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2016).

10.3

Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alan J. Sokol (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2016).

10.4

Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Craig D. Fischer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2016).

10.5

Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alex J. Tolston (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2016).

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

HEMISPHERE MEDIA GROUP, INC.

DATE: November 8, 2016	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 8, 2016	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).
4.1

Joinder to Lock-Up Agreement, dated October 21, 2016, among Gato Investments LP and the Company (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2016).

4.2

Joinder to Lock-Up Agreement, dated October 21, 2016, among Peter M. Kern, an individual, and the Company (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2016).

10.1

Stockholders Agreement, dated as of September 6, 2016, by and among the Company, Gato Investments LP, InterMedia Hemisphere Roll-Over, L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern and Searchlight II HMT, L.P.  (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2016).

10.2

Amendment No. 1 to Stockholders Agreement and Waiver of Minimum Condition, dated as of October 21, 2016, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2016).

10.3

Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alan J. Sokol (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2016).

10.4

Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Craig D. Fischer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2016).

10.5

Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alex J. Tolston (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2016).

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