Form 10-K
period 2016-12-31
HEMISPHERE MEDIA GROUP, INC.
filed 2017-03-15
CIK 1567345

Use these links to rapidly review the document
TABLE OF CONTENTS1
TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35886

Hemisphere Media Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	80-0885255 (I.R.S. Employer Identification No.)
4000 Ponce de Leon Blvd., Suite 650 Coral Gables, FL (Address of principal executive offices)	33146 (Zip Code)

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

          The aggregate market value of the Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2016, was approximately $115,071,747. No market exists for the shares of Class B common stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B common stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Hemisphere Media Group, Inc. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

Class of Stock	Shares Outstanding as of March 14, 2017
Class A common stock, par value $0.0001 per share	21,900,160 shares
Class B common stock, par value $0.0001 per share	20,800,998 shares

          Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2017 Annual Meeting of Shareholders.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
December 31, 2016

PART I

        Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the "Company," "Hemisphere," "registrant," "we," "us" or "our" refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; "Amended Term Loan Facility" refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to this Annual Report on Form 10-K; "Business" refers collectively to our consolidated operations; "Cable Networks" refers to our Networks (as defined below) with the exception of WAPA and WAPA2 Deportes; "Canal Uno" refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; "Centroamerica TV" refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; "Cinelatino" refers to Cine Latino, Inc., a Delaware corporation; "MVS" refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; "Distributors" refers collectively to satellite systems, telephone companies ("telcos"), and cable multiple system operators ("MSO"s), and the MSO's affiliated regional or individual cable systems. "Networks" refers collectively to WAPA, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; "Nielsen" refers to Nielsen Media Research; "Pasiones" refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; "Television Dominicana" refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; "Term Loan Facility" refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015; "WAPA" refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; "WAPA America" refers to WAPA America, Inc., a Delaware corporation; "WAPA2 Deportes" refers to a sports television network in Puerto Rico operated by WAPA; "WAPA.TV" refers to a news and entertainment website in Puerto Rico operated by WAPA.

 FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        Statements in this Annual Report on Form 10-K, including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about Hemisphere Media Group, Inc. (the "Company") and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. These statements are, or may be deemed to be, "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

        These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "expect," "positioned," "strategy," "future," "potential," "forecast," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, the Company's future financial and operating results (including growth and earnings), plans, objectives, expectations and intentions and other statements that are not historical facts.

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

  •
  the risk that we may become responsible for certain liabilities of the businesses that we acquire or joint ventures we enter into;

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

  •
  changes in technology, including changes in the distribution and viewing of television programming, expanded deployment of personal video recorders, video on demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;

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

Cinelatino: the leading Spanish-language cable movie network with 20 million subscribers across the U.S., Latin America and Canada, including 4.6 million subscribers in the U.S. and 15.4 million subscribers in Latin America. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall, based on coverage ratings.

WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last eight years. WAPA is Puerto Rico's news leader and the largest local producer of news and entertainment programming, producing approximately 70 hours in the aggregate each week of programming that is aired on WAPA and WAPA America. Through WAPA's multicast signal, we distribute WAPA2 Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA.

WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S., collectively the second largest segment of the U.S. Hispanic population. WAPA America's programming features news and entertainment offerings produced by WAPA. WAPA America is distributed in the U.S. to 5.3 million subscribers.

Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, licensed from major producers and distributors worldwide. Pasiones is distributed in the U.S. to 4.6 million subscribers and in Latin America to 13.2 million subscribers.

Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to 4.1 million subscribers.

Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to 3.2 million subscribers.

        Hemisphere was incorporated in Delaware on January 16, 2013. Shares of our Class A common stock, par value $0.0001 per share ("Class A common stock") are publicly traded under the symbol "HMTV" on the Nasdaq Global Market ("NASDAQ"). Our warrants, exercisable for shares of Class A common stock ("Warrants"), are publicly traded on the Over-the-Counter Bulletin Board under the ticker symbol "HMTVW."

Our Strategy

        Our strategy is to provide unique programming focused on underserved but significant segments of the U.S. Hispanic population, allowing us to reach a deeper and broader U.S. Hispanic demographic than our competitors. Our objective is to maintain and improve our position as a leading U.S. Spanish-language media company by, among other things, (i) investing in content for our Networks to build viewership, (ii) growing retransmission fees in Puerto Rico and subscriber revenues in both the U.S. and Latin America, and (iii) driving advertising sales, including advertising on Cinelatino in the U.S. which was converted to ad-supported in July 2015. Additionally, we continue to look for attractive opportunities to acquire assets that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities which will (i) expand our leadership position in the fast growing and highly desirable U.S. Hispanic pay-TV market, (ii) expand our portfolio within broadcast networks, and/or cable networks in Latin America and (iii) identify opportunities to create and/or distribute content to U.S. Hispanics and Latin Americans through digital platforms. We may also seek a variety of acquisition opportunities, including businesses where we believe an opportunity for value realization is already present, where we can realize synergies with our existing businesses, or that are in need of operational turnaround, which we believe would benefit from our experienced and cohesive management team with the proven ability to develop and grow acquired assets. At any given time, we may be in discussions relating to one or more acquisition opportunities. Additionally, we evaluate various digital strategies, from time to time.

Employees

        At December 31, 2016, we and our subsidiaries employed 294 full-time persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We or our subsidiaries may hire additional personnel in connection with the closing of future acquisitions. We believe that employee relations are generally satisfactory. Approximately 139 of our employees based in Puerto Rico are full-time unionized employees covered by two collective bargaining agreements (each, a "CBA" and collectively, the "CBAs"), one of which was scheduled to expire on July 23, 2015 and the other which expires on June 27, 2019. Pursuant to its terms, the CBA which was scheduled to expire on July 23, 2015 automatically renewed for a period of eighteen (18) months upon such expiration date and remained in effect through January 23, 2017. Following the expiration of the extension period, the Company and Union de Periodistas Artes Graficas y Ramas Anexas (UPAGRA) continue to engage in active and good faith negotiations.

Revenue Sources

        We operate our business in one operating segment. Our two primary sources of revenue are advertising revenues and retransmission/subscriber fees. All of our networks generate both advertising revenues and retransmission/subscriber fees. Historically, Cinelatino had been commercial-free and generated 100% of its revenue from subscriber fees. However, to further monetize Cinelatino's strong ratings and attractive audience, we introduced advertising on Cinelatino's U.S. feed in July 2015. Advertising revenue is generated from the sale of advertising time. Our advertising revenue tends to reflect seasonal patterns of our advertisers' demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico's political election cycle occurs every four years and WAPA benefits from increased advertising sales in an election year.

        For example, in 2016, WAPA experienced higher advertising sales as a result of political advertising spending during the 2016 governmental elections. The next election in Puerto Rico will occur in 2020.

        Retransmission and subscriber fees are charged to Distributors of our television networks, including cable, satellite and telecommunication service providers. Our television networks are distributed pursuant to multi-year agreements that generally provide for monthly subscriber fees with annual rate increases and have terms of varying length. For the year ended December 31, 2016, revenue earned under affiliation agreements with two Distributors, DISH Network, LLC and AT&T Inc. (as successor to DirecTV following the completion of their merger), each accounted for more than 10% of our total net revenues. We recognize retransmission and subscriber fees when they are accrued pursuant to the agreements we have entered into with respect to such revenue. We set forth our net revenue, total assets and operating income in "Item 8. Financial Statements and Supplementary Data."

        We generate over 93% of our net revenues from the United States. For the years ended December 31, 2016, 2015 and 2014, we generated $129.3 million, $120.6 million and $103.7 million, respectively, from the United States. For the years ended December 31, 2016, 2015 and 2014, we generated $9.2 million, $9.2 million and $8.3 million, respectively, from outside the United States.

OUR NETWORKS AND JOINT VENTURES

WAPA

        Headquartered in San Juan, Puerto Rico, WAPA is a full-power independent broadcast television network. WAPA was founded in 1954 as the second broadcast television network in the Caribbean and the third in Latin America. WAPA occupies a prime channel position (channel 4), and together with its full-power repeater stations, WTIN in Ponce and WNJX in Mayagüez, reaches the entire island with the strongest television signal in Puerto Rico. WAPA reaches more television households than any of its competitors in Puerto Rico. WAPA is also distributed by all cable, satellite and telecommunication service providers in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for eight consecutive years, with an average household primetime rating of 17.2 and audience share of 32.9% in the year ended December 31, 2016.

        WAPA owns a 66,500 square foot building housing WAPA Holdings' state-of-the-art production facilities, television studios, and administrative offices. All of WAPA's news and most of its local programs are produced at WAPA's production facility, which contains four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post-editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions. WAPA also boasts one of the most technologically advanced news departments in Puerto Rico.

        WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing approximately 70 hours in the aggregate each week. In addition to having the top-rated morning, mid-day, evening and late night newscast, WAPA's top-rated local shows include Pégate al Mediodía (the #1-rated midday program), and Lo Se Todo (the #1-rated daily show). WAPA also licenses and televises blockbuster Hollywood movies and top-rated U.S. television series dubbed into Spanish. This diverse and unique mix of programming has made WAPA the market leader in Puerto Rico.

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

        In 2008, WAPA launched WAPA.TV, which is now one of the most visited local sites in Puerto Rico. WAPA.TV provides up-to-the-minute news and weather, promotional clips of WAPA's most popular shows, additional video content not seen on WAPA, and a platform for viewers to share comments and interact, driving further audience engagement. In 2016, WAPA.TV's mobile web version, WAPA Movil, had 105.9 million total page views, 37.7 million total visits and 1.2 million average monthly unique visitors.

WAPA America

        WAPA America, launched in 2004, is a Spanish-language cable television network targeting viewers from Puerto Rico, as well as the Dominican Republic, Cuba, Venezuela and Colombia (collectively referred to as "Caribbean Hispanics"), who reside in the U.S. Caribbean Hispanics are the second largest U.S. Hispanic population segment, representing 18% of the U.S. Hispanic population. Puerto Ricans in particular are an attractive subset of the U.S. Hispanic market with a purchasing power index of 110 as compared to other Hispanics. WAPA America is distributed by all major U.S. cable, satellite and telecommunication operators to 5.3 million subscribers. WAPA America televises approximately 70 hours in the aggregate per week of the top-rated news and entertainment programming produced by WAPA. WAPA America supplements its programming with acquired telenovelas and cultural programming, popular sports programming from Puerto Rico and other programming from WAPA's library.

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

Cinelatino

        Cinelatino is the leading Spanish-language cable movie network with 20 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring what we believe to be the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Cinelatino was launched in Mexico in 1993, and introduced into the U.S. in 1995.

        Our programming strategy for Cinelatino is specifically intended to provide the audience with the broadest selection of the most popular and highest-quality films across all popular genres, from Mexico and all other Latin American countries that have significant populations in the U.S., including Puerto Rico, the Dominican Republic, Colombia and Venezuela. Consistent with its programming strategy, Cinelatino has licensed the rights to many of the highest grossing box office films in Mexico each year from 2009 to 2016. Additionally, in 2014, we acquired a Spanish-language film library of 100 titles. This has provided us with substantial additional content, and will be a source of content for our channel as well as content available for us to license to over-the-top platforms. Cinelatino has an expansive library of over 600 of the best Spanish-language titles from suppliers across the globe. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall based on coverage ratings. In July 2015, Cinelatino introduced advertising on its network.

        Cinelatino has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America and Canada. Cinelatino is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has 4.6 million U.S. subscribers. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Cinelatino is also distributed by many Latin American pay television distributors, generally on basic video packages, and has 15.4 million subscribers in more than 15 countries throughout Latin America. Cinelatino is presently distributed to only 29% of all pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity. Additionally, we have licensed movies on a limited basis to over-the-top digital services.

Pasiones

        Pasiones, launched in August 2008, focuses on one of the most popular program genres among Hispanics, telenovelas. The network sets itself apart by showcasing telenovelas produced in Latin America, Turkey and South Korea (dubbed into Spanish), in contrast to most competitor networks, which focus exclusively on Mexican telenovelas. In owning both Pasiones and Cinelatino, we provide content in two of the most popular genres with Hispanics, telenovelas and movies.

        Pasiones has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America. Pasiones is distributed by most major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has 4.6 million U.S. subscribers. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Pasiones is also distributed by many Latin American pay television distributors, generally on basic video packages, and has 13.2 million subscribers in more than 15 countries throughout Latin America. Pasiones is presently distributed to only 25% of total pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Centroamerica TV

        Centroamerica TV, launched in September 2004, is the leading network targeting the nearly 6 million Central Americans living in the U.S. Central Americans are the third largest U.S. Hispanic population group, and represent the fastest growing segment of the U.S. Hispanic population, having grown 273% from 2000-2016. Centroamerica TV features news and entertainment programming from leading television broadcast networks in El Salvador, Honduras, Costa Rica, Guatemala, and Panama, as well as exclusive soccer programming from the top professional leagues in the region.

        Centroamerica TV has 4.1 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Television Dominicana

        Television Dominicana, launched in November 2005, is the leading network targeting the 2.3 million Dominicans living in the U.S. Dominicans are the fourth largest U.S. Hispanic population group and have grown by 207% from 2000-2016. Television Dominicana features news and entertainment programming from leading content producers in the Dominican Republic, as well as exclusive rights to the Dominican Republic professional baseball league.

        Television Dominicana currently has 3.2 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers are expected to grow, driven by continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Joint Ventures

        On November 3, 2016, we acquired a minority interest in a newly formed joint venture with Lionsgate to launch a Spanish-language over-the-top ("OTT") movie service (the "OTT JV"). The service plans to launch in the fiscal year ending December 31, 2017. The OTT JV had no activity from operations in the year ending December 31, 2016 and the Company did not make any capital contributions to the OTT JV in the fiscal year ending December 31, 2016.

        On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal Uno in Colombia (the "Canal Uno JV"). Canal Uno is one of only three national broadcast television licenses in Colombia. The Canal Uno JV is expected to begin operation of the network through a newly formed joint venture vehicle on May 1, 2017. For the year ending December 31, 2016, we accounted for the investment under the equity method. For more information on the OTT JV and Canal Uno JV, see Note 5, "Equity Method Investments" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

OUR COMPETITION

        We compete for the development and acquisition of programming, distribution of our Networks, selling of commercial time on our Networks, viewership of our Networks, and on-air and creative talent. Our Networks compete with other Spanish-language broadcast and cable television networks and digital media companies for the acquisition of programming, viewership, the sale of advertising and creative talent. Our ability to produce and acquire popular content impacts our viewership and the sale of advertising.

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

        WAPA competes with broadcast television networks and cable television networks in Puerto Rico for audience viewership, advertising sales, and programming. WAPA's main competitors are broadcast television stations owned by Univision and Telemundo, which rely heavily on their U.S. parents for programming, which consists primarily of telenovelas produced in Mexico, the U.S. and Latin America. There are a few other local broadcasters, but they tend not to be competitive due to weak programming and/or poor signal quality. WAPA reaches more television households in Puerto Rico than any of its competitors. In addition, while all major English-language U.S. broadcast networks have local affiliates, they are, for the most part, low power stations with nominal ratings. Only approximately half of the television households in Puerto Rico subscribe to pay-TV and cable channels are generally not competitive, as they tend to be U.S.-based, English-language channels with little relevance to the Spanish-speaking Puerto Rican audience. WAPA has effectively customized its programming for the viewing preferences of the Puerto Rican market with more local entertainment and news programming than its competitors, as well as blockbuster Hollywood movies and hit U.S. television series (dubbed into Spanish). As a result, WAPA has been the ratings leader for the past eight years. WAPA2 Deportes competes for viewership, advertising sales and programming with other channels offering similar sports programming in Puerto Rico. Competitors include U.S.-based cable networks, such as ESPN, TNT, and TBS, and certain satellite distributors who have acquired sports media rights for their owned channels. WAPA.TV, including its mobile version, WAPA Movil compete with other news, weather and entertainment websites for development and acquisition of content, audience and advertising sales. To an extent, WAPA.TV and WAPA Movil also compete with U.S. search engines and social networks, such as Google, Facebook and Yahoo, for website traffic and advertising sales.

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

INDUSTRY

U.S. Hispanic Market

        The U.S. Census Bureau estimated that 57 million Hispanics resided in the United States in 2015, representing an increase of more than 21 million people between 2000 and 2015. Hispanics represent the largest minority group in the U.S. at 18% of the total U.S. population and accounted for half of the total U.S. population growth between 2000 and 2015. This trend is expected to continue as the U.S. Hispanic population is projected to grow to 70 million by 2025, an increase of 24% from 2015. As a result of this growth, the U.S. Hispanic market represents the largest Hispanic economy in the world. In addition, the Hispanic population on average is significantly younger than the overall population. For example, the median age of U.S. Hispanics is 29, which is 15 years younger than the median age for non-Hispanic whites.

        Geoscape estimates that in 2016 about 67% of the U.S. Hispanic population was of Mexican origin, followed by Puerto Rican, the second largest Hispanic national group, at over 9%. There are 5.5 million Puerto Ricans and an additional 5.4 million Hispanics from other Caribbean countries residing in the U.S., and together, Puerto Ricans and other Caribbean Hispanics represent more than 18% of the total U.S. Hispanic population. The Puerto Rican population in the U.S. grew 63% from 2000 to 2016, while the overall Caribbean Hispanic population grew 84% during the same time period, including the Dominican population which grew 207% from 2000-2016.

Caribbean Hispanics (WAPA America and Television Dominicana target audience)

Place of Origin	Population 2016	% of U.S. Hispanics

Puerto Rico	5,548,525	9.3%
Dominican Republic	2,350,679	3.9%
Cuba	1,761,635	2.9%
Colombia	1,009,973	1.7%
Venezuela	299,134	0.5%

Total Caribbean Hispanics	10,969,946	18.3%

Source: 2016 Geoscape

        Central Americans are the third largest U.S. Hispanic regional population group in the U.S. (behind Mexicans and Caribbean Hispanics), and represent the fastest growing segment of the U.S. Hispanic population. There are 5.9 million Central Americans residing in the U.S., an increase of 273% since 2000. Central Americans comprised approximately 10% of the U.S. Hispanic population in 2016, compared to approximately 4% in 2000.

Central American Hispanics (Centroamerica TV target audience)

Place of Origin	Population 2016	% of U.S. Hispanics

El Salvador	2,574,086	4.3%
Guatemala	1,594,378	2.7%
Honduras	714,856	1.2%
Nicaragua	423,020	0.7%
Panama	363,588	0.6%
Costa Rica	239,699	0.4%

Total Central American Hispanics	5,909,627	9.9%

Source: 2016 Geoscape

Hispanic Television and Pay-TV Landscape

        Within the U.S. cable network industry, the U.S. Hispanic demographic is attractive for a number of reasons:

  •
  Growth in Hispanic TV households: U.S. Hispanic television households grew by 34% during the period from 2007 to 2017, from 11.6 million households to 15.6 million households, over five times the overall U.S. television household growth of only 6%. The continued long-term growth of Hispanic television households creates a significant opportunity to reach an attractive audience at a time when overall household growth in the U.S. is more modest.

  •
  Growth in Hispanic pay-TV subscribers: Hispanic pay-TV subscribers are expected to grow significantly, driven not only by the rapid growth in Hispanic television households, but also by the increased penetration of pay-TV among Hispanics. Hispanic pay-TV subscribers increased 39% from 2007 to 2017, growing from 8.8 million to 12.2 million subscribers, over 13 times the 3% increase in overall U.S. pay-TV subscribers during the same period. This 39% growth also significantly over-indexes the 34% Hispanic television household growth during the same period.

Television Viewing and Language Preferences

  •
  Hispanics Enjoy Movies: In 2015, Hispanics made up 18% of the U.S. population, but accounted for 23% of movie ticket sales. In fact, the President of the National Association of Theater Owners described Hispanics as "the most valuable component of moviegoers."

  •
  Hispanics Prefer Television in Spanish: Spanish remains the most used language in the home by U.S. Hispanic adults, and this powerfully influences television viewing habits. According to Nielsen, 57% of Hispanics aged 18 and over speak Spanish as much as or more than English in their homes. Spanish-dominant or bilingual (Spanish/English Equal) homes comprise about 64% of U.S. Hispanic households, and these homes exhibit a strong preference to watch television in their native language. Spanish-dominant households view 56% of television in Spanish and bilingual homes view about 36% of television in Spanish.

Hispanic Advertising Market

        Persons living in Hispanic television households represent over 17% of the total U.S. television household population and 10% of the total U.S. buying power, but the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption.

        U.S. Hispanic cable advertising growth has significantly outpaced overall U.S. cable advertising growth as well as Hispanic broadcast advertising growth. U.S. Hispanic cable advertising revenue grew at a 14% CAGR from 2009 to 2016, more than doubling from $204 million to $520 million. Going forward, U.S. Hispanic cable advertising is expected to continue to grow at an 11% CAGR from 2016 to 2019, outpacing forecasted growth for U.S. cable advertising, U.S. Hispanic broadcast advertising and U.S. general market broadcast advertising.

        Similar to the under-indexing of U.S. general market cable advertising relative to viewing share in the 1980's and 1990's, U.S. Hispanic cable advertising today significantly under-indexes relative to its share of the Spanish-language television audience. In 2016, U.S. Hispanic cable networks garnered only 13% of total U.S. Hispanic television advertising, while accounting for a 23% share of total Spanish-language television viewing. Viewing of Spanish-language cable networks as a percentage of total Spanish-language television viewing has grown dramatically from 11% in 2007 to 23% in 2016.

Latin American Market (excluding Brazil)

        Latin America remains an attractive region due to its large population, shared language, strong economic growth and growing discretionary spending. Pay-TV subscribers in Latin America grew by 44% from 2012 to 2016, and are projected to grow an additional 15 million from 53 million in 2016 to 69 million by 2021 representing projected growth of over 28%. Pay-TV penetration of television households has expanded from 41% in 2012 to 55% in 2016 and is projected to reach 63% by 2021. This growth is expected to be driven by a sizeable and growing population, as well as a strong macroeconomic backdrop and rising disposable income across geographies. In addition, investments in network infrastructure have improved service and performance, leading to increased penetration for pay-TV operators.

Puerto Rico Overview

        The Commonwealth of Puerto Rico is a U.S. territory and has a U.S. dollar-based economy, U.S. rule of law and strong governmental ties to the United States. The broadcast television industry in Puerto Rico is regulated by the FCC, and the banking system is regulated under the U.S. system (Federal Deposit Insurance Corporation). Puerto Rico has a population of approximately 3.5 million, with an additional 5.5 million Puerto Ricans living in the mainland U.S. All Puerto Ricans are U.S. citizens.

Economy

        The Puerto Rican economy has been in a recession since 2006, burdened by limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other fiscal challenges. Based on the most recent information available, the main economic indicators suggest that the Puerto Rico economy remains weak and there are no strong signs that a meaningful recovery is taking hold. For fiscal years 2016 and 2017, the Puerto Rico Planning Board projects a continued economic contraction in the Commonwealth's real gross national product ("GNP") of 1.2% and 2.0%, respectively, while the Government Development Bank of Puerto Rico's (the "GDB") economic activity index (the "GDB-EAI") in December 2016 decreased 3.0% on a year-over-year basis. The GDB-EAI is a coincident index of economic activity for Puerto Rico made up of four indicators (payroll employment, electric power generation, cement sales and gasoline consumption). The seasonally adjusted unemployment rate in Puerto Rico was 12.10% in December 2016.

        Based on information published by the Puerto Rico Government, General Fund net revenues for fiscal year 2015-2016 totaled approximately $9.175 billion, a year-over-year increase of $214.4 million. Actual fiscal year revenues were $116.7 million below revised estimates. Preliminary General Fund net revenues for the first seven months of fiscal year 2016-2017 were $4.6 billion, an increase of $80.1 million when compared to the same period of fiscal year 2015-2016.

        On April 6, 2016, the Puerto Rico governor signed the Puerto Rico Emergency Moratorium and Financial Rehabilitation Act, which gives Puerto Rico's governor emergency powers to deal with the challenging fiscal situation, including the ability to declare a moratorium on any debt payment. Puerto Rico's governor also issued an executive order intended to protect the GDB's liquidity by allowing withdrawals only to fund necessary costs for essential services such as health, public safety and education services.

        On May, 1 2016, pursuant to the debt moratorium law, the Puerto Rico governor issued an executive order for the moratorium on the debt service payment due by the GDB on May 1, 2016. The GDB paid the scheduled interest payment of $22 million but defaulted on the principal payment of $367 million on its notes due on May 1, 2016.

        On June 30, 2016, President Obama signed HR 5278 Bill, the "Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which aims to establish an oversight board, a process for restructuring debt, and expedited procedures for approving critical infrastructure projects in order to address the Puerto Rican government fiscal situation. Among the main components of the bill are:

  •
  The creation of an Oversight Board consisting of seven voting members, along with the Puerto Rico governor (or designee) who would serve as an ex-officio non-voting member. The Oversight Board is responsible, among other things, for approving fiscal plans and budgets as well as ensuring compliance with both. The Oversight Board also has the ability to facilitate debt restructuring negotiations.

  •
  Provides a mechanism for debt restructuring. Before court supervised restructuring is permitted, the Oversight Board must certify that 1) any entity has made good faith efforts to reach a voluntary restructuring, 2) the entity has adopted procedures to deliver timely audited financial statements and has delivered drafts to any interested person to make an informed decision, 3) the entity has a fiscal plan in place, and 4) no restructuring for that entity's debt is already in place. The Oversight Board then has the exclusive authority as a last resort to initiate a proceeding in court.

  •
  The Oversight Board will also be able to approve expedited permitting and regulatory processes for specific infrastructure revitalization projects. The projects must provide economic support, have access to private capital, and address a need in Puerto Rico's current infrastructure.

        On August 31, 2016, the president of the United States named the seven voting members of the Oversight Board that will manage Puerto Rico's finances for at least five years as established by PROMESA. Also, on September 1, 2016, the Puerto Rico governor named the non-voting member who will serve as his representative on PROMESA's fiscal control board. In addition, on September 30, 2016, the Oversight Board listed the public entities to be placed under the Board's immediate oversight. The entities placed under immediate control consist of: Puerto Rico's central government, three retirement systems (teachers, judicial and employees), the University of Puerto Rico and all public corporations, including the Aqueduct and Sewer Authority, PREPA, the Puerto Rico Buildings Authority and the GDB.

        As part of PROMESA, a Congressional Task Force on Economic Growth in Puerto Rico was created. This Task Force, consisting of eight members, provided a status report to Congress, which included but was not limited to:

  •
  Impediments in current Federal law and programs to economic growth in Puerto Rico, including equitable access to Federal health care programs;

  •
  Recommended changes to Federal law and programs that, if adopted, would serve to spur sustainable long-term economic growth and job creation, reduce child poverty, and attract investment in Puerto Rico; and

  •
  The economic effect of Administrative Order No. 346 of the Department of Health of the Commonwealth of Puerto Rico (relating to natural products, natural supplements, and dietary supplements) or any successor or substantially similar order, rule, or guidance of the Commonwealth of Puerto Rico.

        On June 30, 2016, pursuant to the debt moratorium law and, after the enactment of PROMESA, the Puerto Rico governor issued two executive orders that declare a moratorium on the payment obligations of the Commonwealth under its general obligation and guaranteed debt, implement various cash and liquidity preservation measures and protect the Commonwealth and its instrumentalities from the exercise of creditor remedies as the Commonwealth addresses its fiscal situation.

        PROMESA is an important step towards reducing the level of uncertainty in Puerto Rico and provides a groundwork for an orderly debt restructuring process, however, ultimate outcomes of actions to address the challenging Puerto Rico economic environment are uncertain at this time. The economic outlook is expected to remain negative in 2017. There can be no assurance that any past or new actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will achieve their intended effect.

Puerto Rico Broadcast Television Market

        Puerto Rico has 1.3 million television households, comparable to that of a top 20 U.S. television market. Puerto Rico is the third largest U.S. Hispanic market behind Los Angeles and New York.

        Puerto Rican television broadcasters capture the dominant share of viewership, which is unique relative to the U.S. The three primary broadcasters in Puerto Rico—WAPA, Univision and Telemundo—collectively garner approximately 69% of all television household viewership in primetime, distinguishing Puerto Rico from the U.S. television market, where the four major national broadcast networks (ABC, CBS, NBC and Fox) garner a collective primetime audience share of less than 30%. In fact, WAPA's primetime household rating in 2016 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW.

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

        The FCC has also adopted various rules that regulate the content of programming broadcast by television stations, including the WAPA station, and carried by cable networks, including our Cable Networks. These rules regulate, among other things, children's programming, sponsorship identification disclosures, closed captioning of certain television programming, and obscene, indecent and profane content. Additionally, the FCC's rules require broadcast stations to implement equal employment opportunity outreach programs and maintain records relating to these programs and make filings with the FCC evidencing such efforts. The FCC could also adopt other regulations that affect cable networks, such as the requirement that the cable programming services be on an "á la carte" basis, which could affect their business operations.

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

        The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In August 2016, the FCC issued an order keeping most of the current ownership rules in place, finding that they continued to serve the public interest. The new rules do, however, prohibit joint sales agreements between stations that cannot be commonly owned. In a separate order, the FCC eliminated the 50% discount that was previously given to UHF stations in determining compliance with the national audience cap. Several parties have challenged the ownership rules and the elimination of the UHF discount. Those challenges remain pending.

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

Newspaper-Broadcast Cross-Ownership Rule

        Under the newspaper-broadcast cross-ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily newspaper (published at least 4 days a week, in the dominant language of the market, and with a circulation exceeding 5% of the households in the designated market area) and either a television station or a radio station in the same market if specified signal contours of the television station or the radio station encompass the entire community in which the newspaper is published.

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

        Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage or joint sales components generally are not deemed attributable under the FCC's current ownership rules. However, the FCC now requires that television stations make any shared services agreements available in a station's public inspection file.

Commission Approval of Transfer of Control of FCC Licenses

        The FCC's prior approval is required for the transfer of control or assignment of FCC licenses. We are currently controlled by Gato Investments LP ("Gato"), which owns a majority of our Class B common Stock, par value $0.0001 per share ("Class B common stock"). The FCC's prior consent would be required prior to any transaction that would result in a change in control of Hemisphere or Gato. An application for consent to a transfer of control or assignment of licenses would be subject to a formal public notice and comment period during which petitions to deny the applications would be accepted by the FCC.

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

        Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity. In the past, the FCC has made such an affirmative finding with respect to broadcast licenses only in highly limited circumstances. In 2013, however, the FCC issued a declaratory ruling that notwithstanding its past practices, it will consider on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the capital stock of the parent of a broadcast licensee. In 2016, the FCC adopted rules to simplify the process for submitting a declaratory ruling and modifying the procedures for the foreign ownership approval process for broadcast station licensees. In acting upon a request for declaratory ruling, the FCC will coordinate with Executive Branch agencies on national security, law enforcement, foreign policy and trade policy issues. The new rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits.

        On January 18, 2017, the FCC granted our request to allow foreign investors or aliens to own up to 49.99% of our capital stock and hold 49.99% of the voting power. However, we are required to obtain specific approval from the FCC before any alien acquires more than 5% of our capital stock or more than 5% voting rights, other than certain foreign investors that the FCC approved in the declaratory ruling. We are also required to take remedial actions with the FCC if we determine that an unapproved alien has acquired more than 5% of our capital stock or voting rights.

        To the extent necessary to comply with the Communications Act, FCC rules and policies, and the declaratory ruling, our board of directors may (i) prohibit the ownership, voting or transfer of any portion of our outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause us to violate or would otherwise result in violation of any provision of the Communications Act, FCC rules and policies, or the FCC's declaratory ruling; (ii) convert shares of our Class B common stock into shares of our Class A common stock to the extent necessary to bring us into compliance with the Communications Act, FCC rules and policies, or the FCC's declaratory ruling; and (iii) redeem capital stock to the extent necessary to bring us into compliance with the Communications Act, FCC rules and policies, or the FCC's declaratory ruling or to prevent the loss or impairment of any of our FCC licenses.

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

MVPD Retransmission of Local Television Signals

        A number of provisions of the Communications Act and FCC rules govern aspects of the relationship between broadcast television stations and distributors of multiple channels of video programming such as cable, satellite and telecommunications companies (referred to as "MVPDs"). The rules generally provide certain protections for local broadcast stations, for which MVPDs are an important means of distribution and a provider of competing program channels.

        To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems and direct broadcast satellite transmit that station's primary digital channel to their subscribers within the station's market (the so-called "must-carry" rule). Alternatively, a station may elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local MVPD—referred to as "retransmission consent." A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the MVPD and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. Elections were made in October 2014 for the 2015-2017 three-year period. WAPA elected retransmission consent and has entered into retransmission consent contracts with all MVPD systems serving Puerto Rico.

        MVPDs are not required to carry any programming streams other than a station's primary video programming channel. Consequently, WAPA's multicast channel WAPA2 Deportes is not entitled to mandatory carriage under the FCC's must-carry rules. However, we are free to negotiate with MVPDs for the carriage of additional programming streams.

        In 2014, the FCC adopted rules prohibiting a television broadcast station that is ranked among the top four stations to negotiate retransmission consent jointly with another station, if the stations are not commonly owned and serve the same geographic market. In December 2014, the FCC issued a NPRM requesting comment on whether the definition of MVPD should be expanded to include providers that make multiple linear streams of video programming available for purchase, regardless of the technology used to distribute the programming (e.g. entities providing video programming to subscribers through internet connections). This proceeding remains pending, and we cannot predict what impact, if any, it will have on our negotiations with video programming distributors.

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

        The FCC has adopted rules concerning the incentive auction and the repacking of the television band and has commenced the auction process. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a "reverse" auction whereafter wireless providers were permitted to bid to acquire spectrum from the government in a related "forward" auction. We filed an application to participate in the reverse auction. However, because the price to sell our spectrum fell below the value we ascribe to it, we did not sell any of our spectrum in the auction. Following completion of the incentive auction, which is expected in the first half of 2017, the FCC will "repack" the remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC will reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. When repacking, the FCC will make reasonable efforts to preserve a station's coverage area and population served. In addition, the FCC is prohibited from requiring a station to move involuntarily from the UHF band, the band in which WAPA's broadcast licenses operate, to the VHF band or from the high VHF band to the low VHF band. The FCC has notified us that stations WNJX-TV and WTIN-TV have been reassigned new channels as a result of the incentive auction. Once the auction concludes, we will be required to transition WNJX-TV and WTIN-TV to their post-auction channels.

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

Recordkeeping

        The FCC rules require broadcast television stations to maintain various records regarding operations, including equipment performance records and a log of the station's operating parameters. Television stations must also maintain a public inspection file, portions of which are hosted on an FCC-maintained website. This file must contain various records, including the station license, FCC applications, contour maps, ownership reports, political broadcasting records, EEO public file reports, a copy of the manual "The Public and Broadcasting," correspondence from the public, material regarding FCC investigations or complaints, issues/programs lists, children's television programming reports, records concerning compliance with commercial limits in children's programming, time brokerage agreements and joint sales agreements, shared services agreements and statements of must-carry/retransmission elections. The FCC has adopted rules, which are not yet effective, to eliminate the requirement that stations maintain correspondence from the public in a station's public inspection file.

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

        Obscenity, Indecency and Profanity.    Federal statutes prohibit the broadcast or transmission of obscene material at any time by broadcast television stations, including the WAPA station, or on cable networks, including WAPA America and Cinelatino. The FCC's rules also prohibit television stations, including the WAPA station, from broadcasting indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. In recent years, the FCC has intensified its enforcement activities with respect to programming it considers indecent and has issued numerous fines to licensees found to have violated the indecency rules.

        In 2016, the FCC implemented increased forfeiture amounts for indecency violations that were enacted by Congress. The maximum permitted fine for an indecency violation is $389,305 per incident and $3,593,585 for any continuing violation arising from a single act or failure to act.

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

        Children's Programming.    Federal statutes and FCC rules require broadcast television stations, including the WAPA station, to broadcast three hours per week of educational and informational programming ("E/I programming") designed for children 16 years of age and younger. FCC rules also require television stations to air E/I programming on each additional digital multicast program stream broadcast, with the requirement increasing in proportion to the additional hours of free programming offered on multicast channels.

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

        Closed Captioning.    FCC rules require the majority of programming broadcast by television stations and carried on cable networks to contain closed captions. In January 2012, the FCC adopted rules to require that television programming broadcast by television stations, including the WAPA station, or transmitted by cable, including on WAPA America or Cinelatino, with captioning include captioning if subsequently made available online, for example, by streaming on WAPA.TV. Clips of programming carried on television are required to be captioned if subsequently distributed over the internet. Additionally, beginning in March 2015, new FCC rules became effective that require programming captions to adhere to more stringent quality standards. In 2016, rules became effective requiring certain clips of programming made available online to be captioned if the underlying programming aired on television with captions.

        Sponsorship Identification.    Both the Communications Act and the FCC's rules generally require that, when payment or other consideration has been received or promised to a broadcast television station for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of broadcast. Cable systems are subject to the same requirement when the system is originating programming, also known as cablecasting. In June 2008, the FCC sought comments on whether it should adopt additional regulations with respect to sponsorship identification requirements on cable programmers. That proceeding remains pending.

Program Access Restrictions

        Under the Communications Act, vertically integrated cable programmers are generally prohibited from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC's regulations. The FCC's "program access" rules previously limited the ability of a vertically integrated cable programmer to enter into exclusive distribution arrangements with cable television operators. However, in 2012, the FCC declined to extend the exclusive contract prohibition section of the program access rules beyond its October 5, 2012 sunset date. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable television operator, in whole or in part, under the FCC's program access attribution rules. Cable television operators for this purpose may include telephone companies that provide video programming directly to subscribers. Because certain of our directors are also directors of cable companies, we are considered to be a vertically integrated cable programmer and are subject to the program access rules.

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

        You may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our Corporate Governance Guidelines, Audit Committee Charter and Code of Business Conduct and Ethics, are available at our website at www.hemispheretv.com under "Investor Relations—Corporate Governance." Copies will also be provided to any Hemisphere stockholder upon written request to Investor Relations, Hemisphere Media Group, Inc. at 4000 Ponce de Leon Blvd., Suite 650, Coral Gables, FL, 33146, or via electronic mail at ir@hemispheretv.com, or by contacting Investor Relations by telephone at (212) 486-9500.

Item 1A.    Risk Factors.

        The following risk factors and the forward-looking statements disclaimer elsewhere herein should be read carefully in connection with evaluating our Business and our subsidiaries. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Many of the risk factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our Business and our subsidiaries. These risk factors may be amended, supplemented or superseded from time to time in future filings and reports that we file with the Commission in the future.

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

  •
  changes in audience ratings; and

  •
  other factors beyond our control.

        Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. Any decline in audience ratings could cause revenue to decline, adversely impacting our Business and our operating results. Our advertising revenue and results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher operating income in the fourth quarter than in the first, second, and third quarters of each year. This seasonality is primarily attributable to advertisers' increased expenditures in anticipation of the holiday season spending. In addition, we typically experience an increase in revenue every four years as a result of advertising sales in respect of local government elections in Puerto Rico. The next political year will be 2020. As a result of the seasonality and cyclicality of our revenue, and the historically significant increase in our revenue during election years, investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

        We believe one of our growth drivers will result from projected increases in the U.S. Hispanic population and projected increases in their buying power. Factors that impact the U.S. Hispanic population, including a slow-down in immigration into the U.S. in the future, the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America could affect the growth of the U.S. Hispanic population and, as a result, the demand for our programming. Current events, including the recent U.S. presidential election, have highlighted the potential for certain major changes in U.S. immigration policies. For example, in 2017, a series of executive orders temporarily banning travel to the U.S. from several countries in the Middle East and Africa were signed into order. In 2017, the Department of Homeland Security issued several guidance memos that expand the federal government's ability to empower state and local law enforcement agencies to perform the functions of immigration officers and provide federal immigration agents wide latitude to arrest, detain and deport undocumented immigrants and legal immigrants with criminal records, which may disproportionally affect immigrants from Latin America. If additional executive orders are signed into law, federal immigration legislation is enacted, individual states enact immigration laws or immigration policy further shifts, such laws and regulations promulgated thereunder may contain provisions that lead to a slowdown of projected immigration levels in the U.S. Hispanic population. If the U.S. Hispanic population grows more slowly than anticipated, the projected buying power of the U.S. Hispanic population may not grow as anticipated. In addition, economic conditions, such as unemployment, that disproportionately impact the U.S. Hispanic population could slow the growth of, or reduce, the projected buying power of U.S. Hispanics. If the U.S. Hispanic population or its buying power grows more slowly than anticipated, it could have a material adverse effect on our business, financial condition and results of operations.

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

        Certain digital video recording technologies offered by cable and satellite systems allow viewers to digitally record, store and play back television programming at a later time and may impact our advertising revenue. Most of these technologies permit viewers to fast forward through advertisements; or, in certain cases, skip them entirely. The use of these technologies may decrease viewership of commercials as recorded by media measurement services such as Nielsen and, as a result, lower the advertising revenues of our television stations. The current ratings provided by Nielsen for use by linear content providers are limited to live viewing plus viewing of a digitally recorded program on the same day as the original air date and give broadcasters no credit for delayed viewing that occurs after the original air date. The effects of new ratings system technologies including people meters and set-top boxes, and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.

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

        On January 18, 2017, the FCC granted our request to allow foreign investors or aliens to own up to 49.99% of our capital stock and hold 49.99% of our voting power. However, we are required to obtain specific approval from the FCC before any alien acquires more than 5% of our capital stock or more than 5% voting rights, other than certain foreign investors that the FCC approved in the declaratory ruling. We are also required to take remedial actions with the FCC if we determine that an unapproved alien has acquired more than 5% of our capital stock or voting rights.

        To the extent necessary to comply with the Communications Act, FCC rules and policies, and the FCC's declaratory ruling, our board of directors may (i) prohibit the ownership, voting or transfer of any portion of our outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause us to violate or would otherwise result in violation of any provision of the Communications Act, FCC rules and policies, or the FCC's declaratory ruling; (ii) convert shares of our Class B common stock into shares of our Class A common stock to the extent necessary to bring us into compliance with the Communications Act, FCC rules and policies, or the FCC's declaratory ruling; and (iii) redeem capital stock to the extent necessary to bring us into compliance with the Communications Act, FCC rules and policies, or the FCC's declaratory ruling or to prevent the loss or impairment of any of our FCC licenses.

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

        If we or any of our officers, directors, or attributable interest holders materially violate the FCC's rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements, children's programming requirements, public file requirements, which impact broadcasters, and also rules that relate to the emergency alert system and closed captioning, and equal employment opportunity outreach and recordkeeping requirements, which impact MVPDs. For example, in 2016, the statutory maximum fine for broadcasting indecent material increased from $325,000 to $389,305 per incident. In 2014, the FCC issued fines against three cable network owners, with the fines ranging from $280,000 to $1,120,000, for violating FCC rules relating to the emergency alert system. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our Business facilities or FCC fines. Additionally, the effect of recent judicial decisions regarding the FCC's indecency enforcement practices remain unclear and we are unable to predict the impact of these decisions on the FCC's enforcement practices, which could have a material adverse effect on our Business.

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

Our Cable Networks are subject to Program Access restrictions.

        Because certain of our directors are also directors of cable companies we are considered to be a vertically integrated cable programmer and are subject to the program access rules. The other holdings of entities that acquire an interest in our capital stock may be attributable to our Cable Networks and could further subject us to the program access rule restrictions. While we do not believe our status as a vertically integrated cable programmer will materially limit or impair the activities of our Cable Networks, the program access rules could have a material adverse effect on our Business, financial condition and results of operations.

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

        The Puerto Rican economy has been and continues to be in a recession since 2006, and has been burdened by limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other potential fiscal challenges. For more information on the Puerto Rican economy, see "—Industry—Puerto Rico Overview—Economy".

        Additionally, Puerto Rico's track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges. Puerto Rico's government is facing a poor fiscal condition, high unemployment rate and extremely low labor force participation. Indeed, increasing economic problems in Puerto Rico have led to high-levels of migration from the territory, although the outflows decelerated in the year ending December 31, 2016, as compared to December 31, 2015. The continued loss of school-age children and those in their prime working years has contributed to Puerto Rico's lowered growth prospects going forward.

        In addition to any negative direct consequences to our Business or results of operations arising from these financial and economic developments, some of these actions may adversely affect advertisers or other consumers on whom we rely. Our Business and results of operations could be negatively affected as a result.

Certain of our Cable Networks and our joint venture in Canal Uno have international operations and exposures that incur certain risks not found in doing business in the United States.

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

        For example, our joint venture in Canal Uno operates solely in Colombia. Although Colombia has a long-standing tradition respecting the rule of law, which has been bolstered in recent years by the present and former government's policies and programs, no assurances can be given that our joint venture's plans and operations will not be adversely affected by future developments in Colombia. Canal Uno's operations and activities in Colombia are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, broadcast licenses or other agreements, changes in laws or taxation policies, currency exchange restrictions, and changing political conditions and international monetary fluctuations. Future government actions concerning the economy, taxation, or the operation and regulation of national over-the-air broadcast concessions, could have a significant effect on the joint venture. Colombia was home to South America's largest and longest running insurgency, which recently ended on December 1, 2016 following the government's ratification of a peace treaty with the Revolutionary Armed Forces of Colombia ("FARC"). While the situation has improved dramatically in recent years, there can be no guarantee that the situation will not again deteriorate. Any increase in kidnapping, gang warfare, homicide and/or terrorist activity in Colombia generally may disrupt supply chains and discourage qualified individuals from being involved with the joint venture's operations. Any changes in regulations or shifts in political attitudes are beyond our control and may adversely affect the joint venture's business.

        Furthermore, some foreign markets where we operate may be more adversely affected by current economic conditions than the U.S. For example, in Colombia, decreases in the growth rate, periods of negative growth, increases in inflation, changes in law, regulation, policy, or future, judicial rulings and interpretations of policies involving exchange controls and other matters such as (but not limited to) currency depreciation, interest rates, taxation and other political or economic developments in or affecting Colombia may affect the overall business environment and may, in turn, adversely impact our joint venture's financial condition and results of operations in the future. Colombia's fiscal deficit and growing public debt could adversely affect the Colombian economy.

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

        The FCC began an incentive auction to recapture certain spectrum currently used by television broadcasters and repurpose it for other uses. The incentive auction process has three components.

        First, the FCC conducted a reverse auction by which each television broadcaster may choose to retain its rights to a 6 MHz channel of spectrum or volunteer, in return for payment, to relinquish its station's spectrum by surrendering the station's license; relinquishing the right to the station's spectrum and thereafter share spectrum with another station; or, for stations that operate in the UHF spectrum, modifying the station's UHF channel license to a VHF channel license. Applications for television stations to participate in the reverse auction were due January 12, 2016. The reverse auction commenced on March 29, 2016, when television stations participating in the auction were required to make their initial bid commitments.

        Second, the FCC conducted a forward auction of the relinquished broadcast spectrum to new users.

        Third, the FCC will "repack" television stations that do not relinquish spectrum in the auction in remaining television broadcast spectrum, which may require certain television stations that did not participate in the reverse auction to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. The FCC, when repacking the television broadcast spectrum, will use reasonable efforts to preserve a station's coverage area and population served. The FCC is prohibited from requiring a station to move involuntarily from the UHF spectrum band, the band in which WAPA's broadcast licenses operate, to the VHF spectrum band or from the high VHF band to the low VHF band. We did not relinquish any of our spectrum in the auction. The FCC has notified us that stations WNJX-TV and WTIN-TV have been reassigned new channels as a result of the incentive auction. Once the auction concludes, we will be required to transition WNJX-TV and WTIN-TV to their post-auction channels.

        The auction is expected to conclude in the first half of 2017.

        We cannot predict the outcome of the incentive auction; whether following repacking the coverage area and population served by our stations will be completely preserved; or whether the $1.75 billion set aside for reimbursing repacking expenses will be sufficient to cover all repacking expenses. Nevertheless, we do not believe that the auction will have a material negative impact on our Business, because during repacking the FCC is required to keep our stations in the more desirable UHF band; our three television stations have overlapping coverage areas, so it is unlikely that we will lose service to a significant portion of the households that we serve. If the FCC is unable to reimburse all of our repacking expenses, the amount of the shortfall is unlikely to be material to our Business as a whole.

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

        A majority of our employees in Puerto Rico are highly specialized union members who are essential to the production of television programs and news. These employees are covered by our

CBAs, one of which was scheduled to expire on July 23, 2015 and the other which expires on June 27, 2019. Pursuant to its terms, the CBA which was scheduled to expire on July 23, 2015 automatically renewed for a period of eighteen (18) months upon such expiration date and remained in effect through January 23, 2017. Following the expiration of the extension period, the Company and UPAGRA continue to engage in active and good faith negotiations. While we believe that we will maintain good working relations with our employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of the expired CBA in a manner acceptable to either party. A strike by, or a lockout of, UPAGRA, which provides personnel essential to the production of television programs, could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in the programming schedule of certain of our Networks, which could have a material adverse effect on our Business, financial condition and results of operations.

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

        The risks in participating in such a plan are different from the risks of single-employer plans, in the following respects:

  •
  Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of any other participating employer.

  •
  If a participating employer ceases to contribute to a multiemployer plan, the unfunded obligation of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

        WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and the above-noted Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the "Red Zone", as defined by the PPA, and that a plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010 and then updated on November 17, 2015. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. WAPA elected the "Preferred Schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015. In 2015, The Plan's Trustee's reviewed the Rehabilitation Plan and the financial projections under the Plan and determined that is was not prudent to continue benefit accruals under the current Plan and that implementation of an updated plan with a new benefit design would be in the best interest of the Plan's participants. As a result, the Plan's Board of Trustee's adopted changes to the Rehabilitation Plan effective January 1, 2016. WAPA did not elect the new preferred schedule.

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

        If WAPA completely or partially withdrew from the Plan, it would be obligated to pay complete or partial withdrawal liability (which could be material). Under the statutory requirements applicable to withdrawal liability with respect to a multiemployer pension plan, in the event of a complete withdrawal from the Plan, WAPA would be obligated to make withdrawal liability payments to fund its proportionate share of the Plan's unfunded vested benefits ("UVBs"). WAPA's payment amount for a given year would be determined based on its highest contribution rate (as limited by the Multiemployer Pension Reform Act of 2014) and its highest average contribution hours over a period of three consecutive plan years out of the ten-year period preceding the date of withdrawal. To the extent that the prescribed payment amount was not sufficient to discharge WAPA's share of the Plan's UVBs, WAPA's payment obligation would nevertheless end after 20 years of payments (absent a withdrawal that is part of a mass withdrawal, in which case the annual payments would continue indefinitely or until WAPA paid its share of the Plan's UVBs at the time of withdrawal).

        Pursuant to the last available notice (for the Plan year ended December 31, 2015), WAPA's contributions to the Plan exceeded 5% of total contributions made to the Plan. For more information, see Note 11, "Retirement Plans" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

A large portion of our revenue is generated from a limited number of customers, and the loss of these customers could adversely affect our Business.

        Our Networks depend upon agreements with a limited number of Distributors. For the year ended December 31, 2016, two of our Distributors accounted for more than 10% of our total net revenues. The loss of channel carriage with any significant Distributor, or our inability to renew an affiliation agreement with any significant Distributor on acceptable terms, would have a materially adverse effect on our Business, financial condition and results of operations.

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

        We will continue to evaluate the nature and scope of our operations and various short-term and long-term strategic considerations. There are uncertainties and risks relating to strategic initiatives. Also, prospective competitors may have greater financial resources. These factors may place us at a competitive disadvantage in successfully completing future acquisitions and investments. Future acquisitions or joint ventures may not be available on attractive terms, or at all. If we do make additional acquisitions, we may not be able to successfully integrate the acquired businesses. For example, we could face several challenges in the consolidation and integration of information technology, accounting systems, personnel and operations. In addition, while we believe that there may be target businesses that we could potentially acquire or invest in, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. We may need to obtain additional financing in order to consummate future acquisitions and investment opportunities. We cannot assure you that any additional financing will be available to us on acceptable terms, if at all. This inherent competitive limitation gives others with greater financial resources an advantage in pursuing acquisition and investment opportunities. Finally, certain acquisitions or divestitures may be subject to FCC approval and FCC rules and regulations. If we do not realize the expected benefits or synergies of such transactions, there may be an adverse effect on our Business, financial condition and results of operations.

Future acquisitions or business opportunities, including investments in complementary businesses could involve unknown risks that could harm our Business and adversely affect our financial condition.

        From time to time, we have acquired or invested in complementary businesses and entered into joint ventures. In the future we may make other acquisitions, invest in complementary businesses including joint ventures that involve unknown risks, and may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our Business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks including:

  •
  difficulties integrating acquired businesses, technologies and personnel into our business;

  •
  difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

  •
  inability to obtain required regulatory approvals on favorable terms;

  •
  potential loss of key employees, key contractual relationships or key customers of either acquired businesses or our business;

  •
  assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses;

  •
  dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and

  •
  in the case of joint ventures and other investments, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate.

        Although we intend to conduct extensive business, financial and legal due diligence in connection with the evaluation of future business or acquisition opportunities, there can be no assurance our due diligence investigations will identify every matter that could have a material adverse effect on us. We may be unable to adequately address the financial, legal and operational risks raised by such businesses, acquisitions or joint ventures. The realization of any unknown risks could expose us to unanticipated costs and liabilities and prevent or limit us from realizing the projected benefits of the businesses or acquisitions, which could adversely affect our financial condition and liquidity. In addition, our Business, financial condition, results of operations and the ability to service our debt may be adversely impacted depending on specific risks applicable to any business or company we acquire.

Our use of joint ventures may limit our flexibility with jointly owned investments.

        We have and may continue in the future to develop and/or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including but not limited to:

  •
  difficulties integrating acquired businesses, technologies and personnel into our business;

  •
  we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources to resolve such impasses or potential disputes, including litigation or arbitration;

  •
  our joint venture partners could have investment and financing goals that are not consistent with our objectives, including the timing, terms and strategies for any investments, and what levels of debt to incur or carry;

  •
  our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited;

  •
  our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital; and

  •
  our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

        Any of the foregoing risks could materially adversely affect our Business, results of operations and financial condition.

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

We have incurred substantial costs in connection with our previous acquisitions, joint ventures and growth strategy, including legal, accounting, advisory and other costs.

        We have incurred substantial costs, including a number of non-recurring costs, in connection with our prior acquisitions, joint ventures and growth strategy and expect to incur substantial costs in connection with any other transaction we complete in the future. Some of these costs are payable regardless of whether the acquisition is completed. These costs will reduce the amount of cash otherwise available to us for acquisitions, business opportunities and other corporate purposes. There is no assurance that the actual costs will not exceed our estimates. We may continue to incur additional material charges reflecting additional costs associated with our investments and the integration of our acquisitions, and joint ventures in fiscal quarters subsequent to the quarter in which the relevant acquisition was consummated.

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

        For example, the new presidential administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. In addition, the new administration has expressed apprehension toward existing trade agreements, such as the North American Free Trade Agreement and the need to renegotiate its terms. We cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

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

        If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock and Warrants could decline. The trading market for our Class A common stock and Warrants will be influenced by the research and reports that industry or securities analysts may publish about our Business, our market, or our competitors. As of December 31, 2016, only three industry analysts published research on our Business. If any of the analysts who may cover our Business change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock and Warrants would likely decline. If any analyst who may cover our Business were to cease coverage of Hemisphere or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

        The average daily trading volume in our Class A common stock and our Warrants during the year ended December 31, 2016 was approximately 55,809 shares and 31,754, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock and Warrants or the prices at which holders may be able to sell our Class A common stock and Warrants and the limited market liquidity for our securities could affect a holder's ability to sell at a price satisfactory to that holder.

We are a "controlled company" within the meaning of NASDAQ rules and, as a result, we qualify for, and choose to rely on, exemptions from certain corporate governance requirements.

        Our controlling stockholder, Gato Investments LP, controls the majority of the voting power of all of our outstanding capital stock. As a result of the concentration of the voting rights in our Company, we are a "controlled company" within the meaning of the rules and corporate governance standards of NASDAQ. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain NASDAQ corporate governance requirements, including:

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

        We have elected not to comply with the above corporate governance requirements. Accordingly, our stockholders are not afforded the same protections generally as stockholders of other

NASDAQ-listed companies for so long as we remain a "controlled company" and rely upon such exemptions. The interests of our controlling stockholder may conflict with the interests of our other stockholders, and the concentration of voting power in such stockholder will limit our other stockholders' ability to influence corporate matters.

Our controlling stockholder exercises significant influence over us and their interests in our Business may be different from the interests of our stockholders; future sales of substantial amounts of our Class A common stock may adversely affect our market price.

        Our controlling stockholder, Gato Investments LP, controls the majority of the voting power of all of our outstanding capital stock. The controlling stockholders' Class B common stock vote on a 10 to 1 basis with our Class A common stock, which means that each share of our Class B common stock has 10 votes and each share of our Class A common stock has 1 vote. All shares of our capital stock vote together as a single class. Accordingly, our controlling stockholder generally has the ability for the foreseeable future to influence the outcome of any of our corporate actions which require stockholder approval, including, but not limited to, the election of directors, significant corporate transactions, such as a merger or other sale of the Company or the sale of all or substantially all of our assets. This concentrated voting control will limit your ability to influence corporate matters and could adversely affect the market price of our Class A common stock and Warrants.

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

        We have entered into a Registration Rights Agreement and joinders thereto with certain parties, including our controlling stockholder. If requested properly under the terms of the Registration Rights Agreement, certain of these stockholders have the right to require us to register the offer and sale of all or some of their Class A common stock (including upon conversion of their Class B common stock and Warrants) under the Securities Act in certain circumstances and also have the right to include those shares in a registration initiated by us. If we are required to include the shares of capital stock held by these stockholders pursuant to these registration rights in a registration initiated by us, sales made by such stockholders may adversely affect the price of our Class A common stock and Warrants and our ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be sold in the public market or demand that we include their shares for registration on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of our Class A common stock or Warrants.

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

        We issued Warrants to certain holders upon the consummation of the Transaction. To the extent such Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock. For the year ended December 31, 2016, 70,000 Warrants had been exercised into 35,000 additional shares of our Class A common stock.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our headquarters at 4000 Ponce de Leon Blvd., Coral Gables, FL 33146. In 2016, we relocated our headquarters to a larger facility in Coral Gables. If necessary, we may, from time to time, lease additional facilities for our activities. The current lease is for a term of 89 months and runs through October 2023.

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

        We also lease the land for our transmission towers in Cayey, Puerto Rico, Jayuya, Puerto Rico and Maricao, Puerto Rico pursuant to long-term lease facilities. We believe WAPA's current facilities are adequate to meet our needs for the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for our activities. We own our property in San Juan, Puerto Rico.

        The following table sets forth our principal places of business at December 31, 2016:

Location	Description	Area (Square Feet)
Coral Gables, FL	Headquarters	8,543
San, Juan, Puerto Rico	Administrative Offices, TV Production	66,500

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our Class A common stock is listed and traded on NASDAQ under the symbol "HMTV." There is no publicly traded market for our Class B common stock. At March 14, 2017, there were 21,900,160 shares of Class A common stock outstanding, and the closing sale price of our ordinary shares was $10.95. Also as of that date, we had approximately 25 and 4 ordinary shareholders of record of our Class A common stock and Class B common stock, respectively. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name. We have not declared any dividends and we have no present intention to pay dividends on our Class A common stock or Class B common stock. Our Amended Term Loan Facility restricts our ability to declare dividends in certain situations.

Price Range of our Class A Common Stock

        The table below sets forth the intra-day high and low sales prices per share of our Class A common stock for the periods indicated as reported on NASDAQ:

	High	Low
Fiscal Year ended December 31, 2016
First Quarter	$14.81	$12.00
Second Quarter	$13.28	$10.35
Third Quarter	$13.40	$11.12
Fourth Quarter	$12.66	$10.75

	High	Low
Fiscal Year ended December 31, 2015
First Quarter	$14.49	$11.92
Second Quarter	$13.25	$11.69
Third Quarter	$15.10	$11.74
Fourth Quarter	$15.19	$12.86

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, Warrants and rights (a)	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (b)
Equity compensation plans approved by security holders	2,920,000	$11.64	2,836,461
Equity compensation plans not approved by security holders	—	—	—

Total	2,920,000	$11.64	2,836,461

        On May 16, 2013, our board of directors approved the adoption of the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the "Equity Incentive Plan") pursuant to which incentive compensation and performance compensation awards may be provided to our employees, directors, officers, consultants or advisors or our subsidiaries or their respective affiliates. The Equity Incentive Plan authorizes the issuance of up to 7.2 million shares of our Class A common stock. The number of securities remaining available for issuance in column (b) of the table above reflects our issuance of certain shares of restricted Class A common stock in connection with grants authorized by our board of directors. The description of the Equity Incentive Plan above is qualified in its entirety by reference to the full text of the Equity Incentive Plan.

Performance Graph

        The following graph compares the performance of our Class A common stock with the performance of the S&P 500 and a peer group index of companies that we believe are closest to ours (the "Peer Group Index") by measuring the changes in our Class A common stock prices from April 5, 2013, through December 31, 2016. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the Commission. The Peer Group Index is made up of companies that engage in the broadcast and cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group Index are quite different from ours. The common stock of the following companies has been included in the Peer Group Index: AMC Networks Inc., Discovery Communications Inc., Entravision Communications Corporation and Scripps Networks Interactive, Inc. The chart assumes $100 was invested on April 5, 2013 in each of our Class A common stock, S&P 500 and in a peer group weighted by market capitalization at the beginning of the period.

 Hemisphere Stock Performance vs. Peer Index

Source: Capital IQ

Note: Peer Index includes; AMC Networks, Discovery Communications, Entravision Communications and Scripps Networks Interactive.

        This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section. It may only be incorporated by reference in another filing under the Exchange Act or Securities Act of 1933, as amended, if such subsequent filing specifically references this filing.

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following table sets forth our selected historical consolidated financial information for the periods presented. The selected financial information for the fiscal years ended December 31, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements and the selected financial data for the year ended December 31, 2012 has been derived from WAPA Holdings' audited consolidated financial statements.

        The financial information indicated may not be indicative of future performance. This financial information and other data should be read in conjunction with our audited and unaudited consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K.

	2016	2015	2014	2013	2012
Selected Statement of Operations Information: (amounts in thousands expect per share data)
Net revenues	$138,525	$129,790	$111,989	$86,005	$71,367
Operating income	40,023	34,867	26,027	7,722	20,866
Income (loss) before income taxes	28,372	22,781	12,986	(1,167)	17,315
Income tax expense	(10,372)	(9,042)	(2,429)	(3,130)	(6,285)

Net income (loss)	$18,000	$13,739	$10,557	$(4,297)	$11,030

Basic net income (loss) per share	$0.43	$0.32	$0.25	$(0.14)	$11,030
Diluted net income (loss) per share	$0.43	$0.31	$0.25	$(0.14)	$11,030
Weighted average shares outstanding
Basic	41,666	42,840	42,321	31,143	1
Diluted	42,274	43,802	42,622	31,143	1
Selected Balance Sheet Information:(a)
Cash	$163,090	$179,532	$142,010	$176,622	$10,084
Goodwill	164,887	164,887	164,887	130,794	10,983
Other intangibles	64,849	78,185	91,611	34,610	1,678
Other assets	137,615	126,292	119,889	108,094	93,113
Total assets	530,441	548,896	518,397	450,120	115,858
Total liabilities	261,101	270,255	261,984	209,332	76,199
Total stockholders' equity	269,340	278,641	256,413	240,788	—
Total member's capital	—	—	—	—	39,659

(a)
Note that the 2015 balance sheet presentation was adjusted to conform with current year adoption of ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which requires that deferred financing fees be presented in the balance sheet as a direct reduction of Long-term debt. For more information, see Note 7, "Long-term debt" of Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

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

  •
  Consolidated Results of Operations.  The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2016 compared to the year ended December 31, 2015, and for the year ended December 31, 2015 compared to the year ended December 31, 2014.

  •
  Liquidity and Capital Resources.  The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2016 compared to the year ended December 31, 2015, and for the year ended December 31, 2015 compared to the year ended December 31, 2014.

OVERVIEW

        We operate our business in one operating segment. We own and operate the following leading Spanish-language Networks and content platform:

  •
  Cinelatino:  the leading Spanish-language cable movie network with 20 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall, based on coverage ratings;

  •
  WAPA:  the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last eight years. WAPA is Puerto Rico's news leader and the largest local producer of news and entertainment programming, producing approximately 70 hours in the aggregate each week. Through its multicast signal, WAPA distributes WAPA2 Deportes, a leading sports television network in Puerto Rico, featuring MLB, NBA and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA;

  •
  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S. WAPA America's programming includes approximately 70 hours in the aggregate of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to 5.3 million subscribers;

  •
  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features many of the best telenovelas licensed from the most popular television networks. Pasiones has 17.8 million subscribers across the U.S. and Latin America;

  •
  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to 4.1 million subscribers; and

  •
  Television Dominicana:  a cable television network targeting Dominicans living in the U.S. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to 3.2 million subscribers.

        Our two primary sources of revenues are advertising revenues and retransmission/subscriber fees. All of our Networks derive revenues from advertising, including Cinelatino, which introduced advertising in July 2015. Advertising revenues are generated from the sale of advertising time which are typically pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenues are tied to the success of our programming, including the popularity of our programming as measured by Nielsen. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers' demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico's political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2016, we experienced higher advertising sales as a result of political advertising spending during the 2016 governmental elections. The next election in Puerto Rico will be in 2020.

        All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as "affiliation agreements," which generally provide for annual rate increases. The specific retransmission/subscriber fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor's subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide that the fee revenues are paid as a fixed contractual monthly fee. Changes in retransmission/subscriber fees are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks' viewership and giving our Networks' subscribers a premium, high-value experience. The continued growth in our retransmission/subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, and new system launches. Our revenues may also increase over time through contractual rate increases stipulated in most of our affiliation agreements.

        We generate over 93% of our net revenues from the United States. For the years ended December 31, 2016, 2015 and 2014, we generated $129.3 million, $120.6 million and $103.7 million, respectively, from the United States. For the years ended December 31, 2016, 2015 and 2014, we generated $9.2 million, $9.2 million and $8.3 million, respectively, from outside the United States.

        WAPA has been the #1-rated broadcast television network in Puerto Rico for the last eight years and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. WAPA's primetime household rating in 2016 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success in the last eight years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks (ABC, CBS, NBC and Fox) have experienced in the U.S.

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

        Hispanics represent 18% of the total U.S. population and approximately 10% of the total U.S. buying power, but the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption. U.S. Hispanic cable network advertising revenue grew at a 14% CAGR from 2009 to 2016, more than doubling from $204 million to $520 million. Going forward, U.S. Hispanic cable advertising is expected to continue to grow at a 11% CAGR from 2016 to 2019, outpacing forecasted growth for U.S. cable advertising, U.S. Hispanic broadcast advertising and U.S. general market broadcast advertising.

        Management expects our U.S. networks to benefit from significant growth in subscribers, as the U.S. Hispanic population continues its long-term growth. The U.S. Census Bureau estimated that

57 million Hispanics resided in the United States in 2015, representing an increase of approximately 21 million people between 2000 and 2015, and that number is projected to grow to 70 million by 2025. Hispanic television households grew by 34% during the period from 2007 to 2017, from 11.6 million households to 15.6 million households. Similarly, Hispanic pay-TV subscribers increased 39% since 2007 to 12.2 million subscribers in 2017. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for all of our Networks.

        Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 44% from 2012 to 2016, and are projected to grow an additional 15 million from 53 million in 2016 to 69 million by 2021 representing projected growth of over 28%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 29% and 25%, respectively, of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America, and therefore will be able to expand distribution throughout the region.

        MVS, one of our stockholders, provides operational, technical as well as distribution services to Cinelatino pursuant to several agreements. An agreement, which had granted MVS the non-exclusive right to distribute the service throughout Latin America was terminated by MVS effective February 29, 2016. We continued to operate under the terms of the terminated agreement through December 31, 2016.

        An agreement between Cinelatino and Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, was extended through August 1, 2017.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Years Ended December 31, 2016 and December 31, 2015 (amounts in thousands)

	Years Ended December 31,
			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2016	2015
Net revenues	$138,525	$129,790	$8,735	6.7%

Operating Expenses:
Cost of revenues	41,293	41,189	(104)	(0.3)%
Selling, general and administrative	38,333	36,037	(2,296)	(6.4)%
Depreciation and amortization	16,608	17,218	610	3.5%
Other expenses	2,262	446	(1,816)	NM
Loss on disposition of assets	6	33	27	NM

Total Operating Expenses	98,502	94,923	(3,579)	(3.8)%

Operating Income	40,023	34,867	5,156	14.8%

Other Expenses:
Interest expense, net	(11,651)	(12,086)	435	3.6%

Income before Income Taxes	28,372	22,781	5,591	24.5%
Income tax expense	(10,372)	(9,042)	(1,330)	(14.7)%

Net Income	$18,000	$13,739	$4,261	31.0%

NM = not meaningful

Net Revenues

        Net revenues for the year ended December 31, 2016 were $138.5 million, an increase of 7%, compared to net revenues of $129.8 million for the same period in 2015. Subscriber and retransmission fees increased $7.1 million, or 11%, driven by annual rate increases across all of our channels, as well as subscriber growth. Growth in advertising revenues of $1.6 million, or 3%, was driven by political advertising revenue, as well as growth at Cinelatino, which benefitted from a full year of advertising revenue, offset in part by a reduction in local advertising in Puerto Rico due to a decline in the television advertising market. Excluding political advertising revenue, net revenues increased $6.1 million, or 5%, for the year ended December 31, 2016.

	Subscribers(a) (amounts in thousands)
	December 31, 2016	December 31, 2015
U.S. Cable Networks:
WAPA America(b)	5,300	5,158
Cinelatino	4,588	4,443
Pasiones	4,620	4,374
Centroamerica TV	4,063	3,967
Television Dominicana	3,249	2,991

Total	21,820	20,933
Latin America Cable Networks:
Cinelatino	15,430	11,891
Pasiones	13,235	10,198

Total	28,665	22,089

(a)
Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above.

(b)
Excluding digital basic subscribers, subscribers to WAPA America on Hispanic programming tiers increased by 5.0% from December 31, 2015 to December 31, 2016.

Operating Expenses

        Cost of Revenues:    Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the year ended December 31, 2016, cost of revenues were $41.3 million, as compared with $41.2 million for the year ended December 31, 2015. Cost of revenues were flat year-over-year, as higher programming costs driven by the introduction of several new Turkish drama series, higher costs related to the launch of advertising on Cinelatino in July 2015, and higher news costs related to the coverage of the 2016 elections were offset by the timing of certain programming, including Miss Universe and Miss Puerto Rico, which were staged in 2015, but not in 2016.

        Selling, General and Administrative:    Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. For the year ended December 31, 2016, selling, general and administrative expenses increased $2.3 million, or 6%, due primarily to higher personnel costs, increased research and marketing costs, and one-time separation payments to former employees. Partially offsetting the increases was lower stock-based compensation as compared to the prior year.

        Depreciation and Amortization:    Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. For the year ended December 31, 2016, depreciation and amortization expense decreased $0.6 million, or 4.0%, primarily due to the expiration of the useful lives of certain fixed assets, which were fully reflected in the prior year period. These fixed assets continue to be used in the operations of the business.

        Other Expenses:    Other expenses include legal and financial advisory fees, and other fees incurred in connection with acquisition and corporate finance activities, including debt and equity financings. For the year ended December 31, 2016, other expenses increased $1.8 million, due to higher legal and advisory fees incurred in connection with strategic activities.

        Loss on Disposition of Assets:    Loss on disposition of assets reflects losses on disposal of equipment no longer used in our operations.

Other Expenses

        Other expenses consist primarily of interest expense. For the year ended December 31, 2016, other expenses decreased by $0.4 million, or 4%. The decrease was primarily due to the lower interest expense as a result of the decrease in the average outstanding balance of our Term Loan Facility.

Income Tax Expense

        Income tax expense increased $1.3 million due to an increase in income before taxes of $5.6 million for the year ended December 31, 2016. For more information, see Note 6, "Income Taxes" of Notes to our Consolidated Financial Statements included elsewhere in this Annual Report.

Net Income

        Net income increased $4.3 million for the year ended December 31, 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

        Our principal sources of cash are cash on hand, and cash flows from operating activities. As of December 31, 2016, the Company had $163.1 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, interest payments on our outstanding debt and income tax payments and may be used to fund acquisitions.

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

Cash Flows

	Years Ended December 31,
	2016	2015	2014
Amounts in thousands
Cash provided by (used in):
Operating activities	$27,445	$42,192	$23,274
Investing activities	(3,493)	(5,355)	(104,852)
Financing activities	(40,394)	685	46,966

Net (decrease) increase in cash	$(16,442)	$37,522	$(34,612)

Comparison for the Year Ended December 31, 2016 and December 31, 2015

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

        Net cash provided by operating activities for the year ended December 31, 2016 was $27.4 million, a decrease of $14.8 million, as compared to $42.2 million in the same period in 2015, due primarily to a $14.8 million decrease in net working capital and a $4.2 million decrease in non-cash items, which offset a $4.3 million increase in net income. Working capital decreased primarily as a result of increased prepaid taxes and other current assets of $6.5 million, an increase in programming rights of $2.5 million, a decrease in accrued expenses of $4.8 million, a decrease in programming rights payable of $1.8 million, a decrease in taxes payable of $0.8 million, and a decrease in accounts receivable of $1.2 million. Non-cash items decreased primarily as a result of a $2.6 million decrease in deferred taxes, a $0.9 million decrease in stock-based compensation, a $0.6 million decrease in depreciation and amortization and a $0.5 million decrease in the provision for bad debts, which was partially offset by a $0.5 million increase in program amortization.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2016 was $3.5 million, as compared to net use of cash of $5.4 million in the same period in 2015. The decrease is primarily due to lower capital expenditures in 2016.

Financing Activities

        For the year ended December 31, 2016, net cash used in financing activities was $40.4 million, as compared to net cash provided of $0.7 million in the prior year. This decrease is primarily due to the repurchase of Class A common stock of $30.7 million and higher principal debt payments of $6.0 million in 2016, and proceeds raised in 2015 related to the issuance of stock of $5.4 million. For more information, see Note 7, "Long-Term Debt" of Notes to the Consolidated Financial Statements, included in this Annual Report on Form 10-K.

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

Discussion of Indebtedness

        On July 31, 2014, certain of our subsidiaries (the "Borrowers") amended the Term Loan Facility (the "Existing Term Loan Facility"), which provides for an aggregate principal amount of borrowings of $225.0 million and matures on July 30, 2020. Pricing on the Existing Term Loan Facility was set at LIBOR plus 400 basis points subject to a LIBOR floor of 1.00% resulting in an effective interest rate of 5.00%, and 0.5% of original issue discount ("OID"). The Existing Term Loan Facility also provides an uncommitted accordion option (the "Incremental Facility") allowing for additional borrowings under the Existing Term Loan Facility up to an aggregate principal amount equal to (i) $40.0 million plus (ii) an additional amount of up to 4.0x first lien net leverage. The obligations under the Existing Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). Additionally, the Existing Term Loan Facility provides for an uncommitted incremental revolving loan option in an aggregate principal amount of up to $20.0 million, which is secured on a pari passu basis by the collateral securing the Existing Term Loan Facility. The Existing Term Loan Facility is secured by a first-priority perfected security interest in substantially all of our assets.

        The proceeds of our borrowings under the Existing Term Loan Facility, were used to pay fees and expenses associated with the Cable Networks Acquisition, and for general corporate purposes including potential future acquisitions. The OID of $1.7 million, net of accumulated amortization of $0.8 million at December 31, 2016, was recorded as a reduction to the principal amount of the Existing Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Existing Term Loan Facility. We recorded $2.3 million of deferred financing costs associated with the

Existing Term Loan Facility, as amended, net of accumulated amortization of $1.1 million at December 31, 2016, which was recorded as a reduction to the principal amount of the Existing Term Loan Facility outstanding and will be amortized utilizing the effective interest rate method over the remaining term of the Existing Term Loan Facility. In July 2014, we recorded a $1.1 million loss on early extinguishment of debt; $0.7 million related to deferred costs and $0.4 million related to OID.

        The Existing Term Loan Facility principal payments are payable on quarterly due dates commencing September 30, 2014, with a final installment on July 30, 2020.

        In addition, pursuant to the terms of the Existing Term Loan Facility, within 90 days after the end of each fiscal year (commencing with the fiscal year ending December 31, 2015), the Borrowers are required to make a prepayment of the loan principal in an amount equal to 50% of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25% and again to 0% at lower leverage ratios.

        In March of 2016, the Company made an excess cash flow payment of $8.3 million. As permitted under the Existing Term Loan Facility, the excess cash flow payment was allocated in direct order of maturity. Accordingly, we did not make the scheduled quarterly loan amortization payments in 2016.

        On February 14, 2017 (the "Closing Date), the Borrowers amended the Existing Term Loan Facility (as amended, the "Amended Term Loan Facility") (see Note 12 Subsequent Events).

        The Amended Term Loan Facility provides for term loans in the aggregate principal amount of $213.3 million, which will mature on February 14, 2024 (the Existing Term Loan Facility was due to mature on July 30, 2020). The Amended Term Loan Facility, issued with 0.5% of original issue discount, will bear interest at the Borrowers' option of either (i) LIBOR plus a margin of 3.50% (decreased from a margin of 4.00% under the Existing Term Loan Facility) or (ii) or an Alternate Base Rate ("ABR") plus a margin of 2.50% (decreased from a margin of 3.00% under the Existing Term Loan Facility). There is no LIBOR floor (a decrease from a LIBOR floor of 1.00% under the Existing Term Loan Facility).

        The Amended Term Loan Facility will require the Borrowers to make amortization payments (in quarterly installments) equal to 1.00% per annum with respect to the Existing Term Loan Facility with any remaining amount due at final maturity. The Amended Term Loan Facility principal payments will commence on March 31, 2017 with a final installment on February 14, 2024. Voluntary prepayments will be permitted, in whole or in part, subject to certain minimum prepayment requirements; provided that any prepayments made prior to the date that is six months from the Closing Date of the Amended Term Loan Facility, for the purpose of repricing or effectively repricing the Amended Term Loan Facility, will be required to include a 1.00% prepayment premium.

        The Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the "Incremental Facility") allowing for increases for borrowings under the Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million (increased from $40.0 million from the Existing Credit Agreement) plus (ii) an additional amount (the "Incremental Facility Increase") provided, if after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Amended Credit Agreement) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each caps the cash netted against debt up to a maximum amount of $60.0 million (increased from $45.0 million under the

Existing Credit Agreement). Additionally, the Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the "Incremental Revolving Facility") allowing for an aggregate principal amount of up to $30.0 million, which shall be secured on a pari passu basis by the collateral securing the Amended Term Loan Facility.

        The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Credit Agreement and Guaranty Agreement, each filed as exhibits to this Annual Report on Form 10-K.

Contractual Obligations

        Our contractual obligations as of December 31, 2016 are as follows (amounts in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt obligations, including current portion(1)(a)	$213,347	$—	$722	$212,625	$—
Operating lease obligations	2,739	481	902	701	655
Interest(2)(a)	38,192	10,667	21,335	6,190	—
Other commitments(3)	9,924	5,427	3,866	631	—

Total	$264,202	$16,575	$26,825	$220,147	$655

(1)
Excludes interest, original issue discount related to debt and any future excess cash payments.

(2)
While variable interest debt, forecasted interest obligation calculated using the current rate of interest at December 31, 2016.

(3)
Includes programming commitments which are not yet available and are not included on the balance sheet.

(a)
As a result of the 2017 Amended Term Loan Facility, long-term debt obligations and interest amounts will change due to a lower interest rate and later maturity date, with quarterly amortization payments commencing March 31, 2017.

        Additionally, TNGIPP is in critical status under the PPA. Pursuant the most recent information provided to us by the TNGIPP's actuary, our proportionate share of the projected benefit obligation unfunded vested benefits of the Plan, exceeded plan assets by $3.7 million as the Plan is unfunded. Estimates of our future contribution obligation are primarily dependent on future changes in the Plan's Rehabilitation Plan (which, in turn, are dependent on interest rates future investment returns, and future regulatory law changes) and future collective bargaining agreements covering the Plan participants.

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

        The variable-rate of interest on the Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Amended Term Loan Facility, we do not speculate on the future direction of interest rates. As of December 31, 2016, our exposure to changing market rates with respect to the Amended Term Loan Facility was as follows:

Dollars in millions	December 31, 2016
Variable rate debt	$213.3
Interest rate	5.00%

        As of December 31, 2016, total outstanding balance on the Amended Term Loan Facility was approximately $213.3 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $213.3 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

        Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. Dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

        Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at December 31, 2016.

Item 8.    Financial Statements and Supplementary Data.

        The response to this item is provided in this Annual Report on Form 10-K under Item 15 Exhibits, Financial Statements and Schedules and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of December 31, 2016. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of the Independent Registered Public Accounting Firm

        The effectiveness of our internal control over financial reporting, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption "Report of Independent Registered Public Accounting Firm," which is incorporated herein by reference.

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
3.2
Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).
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
4.6
Joinder to Lock-Up Agreement, dated as of October 21, 2016, by and among Gato Investments LP and the Company (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2016 (File No. 001-35886)).
4.7
Joinder to Lock-Up Agreement, dated as of October 21, 2016, by and among Peter M. Kern, an individual, and the Company (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2016 (File No. 001-35886)).
4.8
Warrant Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to Azteca Acquisition Corporations' Current Report on Form 8-K filed with the Commission on July 6, 2011 (File No. 000-54443).
4.9
Assignment, Assumption and Amendment of Warrant Agreement, dated as of April 4, 2013, by and among Azteca Acquisition Corporation, the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed with the Commission on April 4, 2013 (File No. 000-54925)).
4.10
Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission on April 6, 2016 (File No. 001-35886)).
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
10.5
Amendment No. 1 to the Credit Agreement, dated as of July 31, 2014, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, J.P. Morgan Securities LLC as joint lead arranger and joint bookrunner, Deutsche Bank Securities Inc., as joint lead arranger, joint bookrunner and syndication agent and CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2014 (File No. 001-35886)).
10.6
Amendment No. 2 to the Credit Agreement, dated as of February 14, 2017, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada as joint lead arrangers and joint bookrunners, CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 14, 2017 (File No. 001-35886)).
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
10.8
Stockholders Agreement, dated as of September 6, 2016, by and among the Company, Gato Investments LP, InterMedia Hemisphere Roll-Over, L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern and Searchlight II HMT, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).
10.9
Amendment No. 1 to Stockholders Agreement and Waiver of Minimum Condition, dated as of October 21, 2016, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2016 (File No. 001-35886)).
10.10	*†	Form of Nonqualified Stock Option Award Agreement.

Exhibit No.		Description of Exhibits
10.11	*†	Form of Restricted Stock Award Agreement.
10.12	*†	Form of Executive Nonqualified Stock Option Award Agreement.
10.13	*†	Form of Executive Restricted Stock Award Agreement.
10.14	†
Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alan J. Sokol (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016).
10.15	†
Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Craig D. Fischer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016).
10.16	*†	Amended and Restated Consulting Agreement, dated as of November 16, 2016, by and between the Company and James M. McNamara.
10.17	†
Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alex J. Tolston (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016).
10.18	†
Employment Agreement, dated September 30, 2013, by and among the Company, Televicentro of Puerto Rico, LLC and Jose E. Ramos (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2014 (File No. 001-35886)).
10.19	*†	Amended and Restated Employment Agreement, dated as of March 9, 2017, by and between the Company and Karen A. Maloney.
10.20	†
Employment Agreement, dated August 7, 2015, by and between the Company and Vicky Bathija (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on March 14, 2016 (File No. 001-35886)).
10.21	†
Offer Letter, dated December 1, 2015, by and between the Company and Lucia Ballas-Traynor (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Commission on March 14, 2016 (File No. 001-35886)).
21.1	*	Subsidiaries of the Company.
23.1	*	Consent of RSM US LLP, independent accountants for the Company.
31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	**‡	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description of Exhibits
32.2	**‡	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB	*	XBRL Taxonomy Extension Label Linkbase.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF	*	XBRL Taxonomy Definition Linkbase.

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

HEMISPHERE MEDIA GROUP, INC. (Registrant)
Dated: March 15, 2017	By:	/s/ ALAN J. SOKOL Alan J. Sokol Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. KERN Peter M. Kern	Chairman of the Board and Director	March 15, 2017
/s/ ALAN J. SOKOL Alan J. Sokol	Chief Executive Officer and President (Principal Executive Officer) and Director	March 15, 2017
/s/ CRAIG D. FISCHER Craig D. Fischer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017
/s/ LEO HINDERY, JR. Leo Hindery, Jr.	Director	March 15, 2017
/s/ JAMES M. MCNAMARA James M. McNamara	Director	March 15, 2017
/s/ ERNESTO VARGAS GUAJARDO Ernesto Vargas Guajardo	Director	March 15, 2017
/s/ GABRIEL BRENER Gabriel Brener	Director	March 15, 2017

Signature	Title	Date

/s/ ERIC C. NEUMAN Eric C. Neuman	Director	March 15, 2017
/s/ VINCENT L. SADUSKY Vincent L. Sadusky	Director	March 15, 2017
/s/ JOHN ENGELMAN John Engelman	Director	March 15, 2017
/s/ ANDREW S. FREY Andrew S. Frey	Director	March 15, 2017
/s/ ERIC ZINTERHOFER Eric Zinterhofer	Director	March 15, 2017

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

        As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Hemisphere Media Group, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2016. Management's assessment is based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based upon our assessment and those criteria, management determined that Company's internal control over financial reporting was effective as of December 31, 2016.

        The effectiveness of our internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption "Report of Independent Registered Public Accounting Firm."

Date: March 15, 2017

BY:

/s/ ALAN J. SOKOL Alan J. Sokol President and Chief Executive Officer	/s/ CRAIG D. FISCHER Craig D. Fischer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Hemisphere Media Group, Inc.

         We have audited the accompanying consolidated balance sheets of Hemisphere Media Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. We also have audited Hemisphere Media Group Inc.'s and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Hemisphere Media Group Inc.'s and subsidiaries management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hemisphere Media Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hemisphere Media Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ RSM US LLP

Miami, Florida
March 15, 2017

Hemisphere Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(amounts in thousands, except share and par value amounts)

	2016	2015
Assets
Current Assets
Cash	$163,090	$179,532
Accounts receivable, net of allowance for doubtful accounts of $1,711 and $1,512, respectively	25,566	25,519
Due from related parties	1,505	1,722
Programming rights	5,450	5,552
Prepaid taxes and other current assets	7,904	4,541

Total current assets	203,515	216,866

Programming rights	10,450	7,457
Property and equipment, net	25,501	25,397
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	64,849	78,185
Deferred taxes	18,638	13,280
Other assets	1,245	1,468

Total Assets	$530,441	$548,896

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	3,525	2,463
Due to related parties	413	1,182
Accrued agency commissions	6,725	8,168
Accrued compensation and benefits	4,488	3,995
Accrued marketing	6,378	6,569
Taxes payable	1,619	1,722
Other accrued expenses	3,610	3,047
Programming rights payable	3,293	4,426
Current portion of long-term debt	—	8,278

Total current liabilities	30,051	39,850

Programming rights payable	107	365
Long-term debt, net of current portion	210,270	209,391
Deferred taxes	17,829	17,928
Defined benefit pension obligation	2,844	2,721

Total Liabilities	261,101	270,255

Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 24,944,913 and 15,342,440 shares issued at December 31, 2016 and 2015, respectively	2	1
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 20,800,998 and 30,027,418 issued at December 31, 2016 and 2015, respectively	2	3
Additional paid-in capital	261,051	256,551
Treasury stock, at cost 3,606,696 and 236,171 at December 31, 2016 and 2015, respectively	(35,069)	(3,144)
Retained earnings	43,837	25,837
Accumulated comprehensive loss	(483)	(607)

Total Stockholders' Equity	269,340	278,641

Total Liabilities and Stockholders' Equity	$530,441	$548,896

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2016, 2015 and 2014

(amounts in thousands, except per share amounts)

	2016	2015	2014
Net revenues	$138,525	$129,790	$111,989

Operating Expenses:
Cost of revenues	41,293	41,189	36,450
Selling, general and administrative	38,333	36,037	31,608
Depreciation and amortization	16,608	17,218	16,552
Other expenses	2,262	446	1,282
Loss on disposition of assets	6	33	70

Total operating expenses	98,502	94,923	85,962

Operating income	40,023	34,867	26,027

Other Expenses:
Interest expense, net	(11,651)	(12,086)	(11,925)
Loss on extinguishment of debt	—	—	(1,116)

	(11,651)	(12,086)	(13,041)

Income before income taxes	28,372	22,781	12,986
Income tax expense	(10,372)	(9,042)	(2,429)

Net income	$18,000	$13,739	$10,557

Earnings per share:
Basic	$0.43	$0.32	$0.25
Diluted	$0.43	$0.31	$0.25
Weighted average shares outstanding:
Basic	41,666	42,840	42,321
Diluted	42,274	43,802	42,622

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016, 2015 and 2014

(amounts in thousands)

	2016	2015	2014
Net income	$18,000	$13,739	$10,557
Other comprehensive income (loss):
Adjustment to defined benefit plan, net of tax	124	(21)	50

Comprehensive income	$18,124	$13,718	$10,607

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2016, 2015 and 2014

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
					Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)
	Shares	Par Value	Shares	Par Value					Total
Balance at December 31, 2013	11,241	1	33,000	3	240,817	(938)	1,541	(636)	240,788
Net income	—	—	—	—		—	10,557	—	10,557
Issuance of restricted stock	305	—	—	—	2,908	—	—	—	2,908
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	120	—	—	—	120
Stock-based compensation	—	—	—	—	3,012	—	—	—	3,012
Repurchases of Class A common stock	—	—	—	—	—	(1,023)	—	—	(1,023)
Exercise of warrants	—	—	—	—	1	—	—	—	1
Conversion of Class B common stock to Class A common stock	2,973	—	(2,973)	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	50	50

Balance at December 31, 2014	14,519	1	30,027	3	246,858	(1,961)	12,098	(586)	256,413
Net income	—	—	—	—	—	—	13,739	—	13,739
Issuance of restricted stock	324	—	—	—	2,522	—	—	—	2,522
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	272	—	—	—	272
Stock-based compensation	—	—	—	—	3,053	—	—	—	3,053
Repurchase of Class A common stock	—	—	—	—	—	(1,183)	—	—	(1,183)
Issuance of Class A common stock	479	—	—	—	5,407	—	—	—	5,407
Repurchase of warrants	—	—	—	—	(1,778)	—	—	—	(1,778)
Exercise of warrants	5	—	—	—	60	—	—	—	60
Exercise of stock options	15	—	—	—	157	—	—	—	157
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(21)	(21)

Balance at December 31, 2015	15,342	$1	30,027	$3	$256,551	$(3,144)	$25,837	$(607)	$278,641
Net income	—	—	—	—	—	—	18,000	—	18,000
Issuance of restricted stock	328	—	—	—	934	—	—	—	934
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	210	—	—	—	210
Stock-based compensation	—	—	—	—	3,757	—	—	—	3,757
Repurchase of Class A common stock	—	—	—	—	—	(31,925)	—	—	(31,925)
Conversion of Class B common stock to Class A common stock	9,226	1	(9,226)	(1)	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(976)	—	—	—	(976)
Exercise of warrants	35	—	—	—	420	—	—	—	420
Exercise of stock options	13	—	—	—	155	—	—	—	155
Other comprehensive income, net of tax	—	—	—	—	—	—	—	124	124

Balance at December 31, 2016	24,944	$2	20,801	$2	$261,051	$(35,069)	$43,837	$(483)	$269,340

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

(amounts in thousands)

	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$18,000	$13,739	$10,557

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,608	17,218	16,552
Program amortization	12,182	11,703	10,370
Amortization of deferred financing costs	501	504	507
Amortization of original issue discount	378	382	310
Stock-based compensation	4,691	5,575	5,920
Provision for bad debts	398	920	462
Loss on disposition of assets	6	33	70
Loss on early extinguishment of debt	—	—	1,116
Deferred tax expense	(5,429)	(2,838)	(2,264)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(453)	(1,676)	(7,430)
Programming rights	(15,073)	(12,619)	(9,715)
Due from related parties	217	(388)	(1,398)
Prepaid expenses and other assets	(3,029)	3,487	(4,397)
Increase (decrease) in:
Accounts payable	1,062	287	610
Due to related parties	(769)	395	49
Accrued expenses	(578)	4,206	3,400
Programming rights payable	(1,391)	452	(1,418)
Taxes payable	(103)	705	(120)
Other liabilities	227	107	93

Net cash provided by operating activities	27,445	42,192	23,274

Cash Flows From Investing Activities:
Investment in joint venture	(111)	—	—
Capital expenditures	(3,392)	(5,358)	(2,971)
Proceeds from sale of assets	10	3	10
Acquisition of cable networks	—	—	(101,891)

Net cash used in investing activities	(3,493)	(5,355)	(104,852)

Cash Flows From Financing Activities:
Proceeds from long-term debt	—	—	70,565
Repayments of long-term debt	(8,278)	(2,250)	(21,941)
Financing fees	—	—	(756)
Proceeds from issuance of stock	—	5,407	—
Repurchase of warrants	(976)	(1,778)	—
Exercise of warrants	420	60	1
Purchase of treasury stock	(31,925)	(1,183)	(1,023)
Exercise of stock options	155	157	—
Excess tax benefits	210	272	120

Net cash (used in) provided by financing activities	(40,394)	685	46,966

Net (decrease) increase in cash	(16,442)	37,522	(34,612)
Cash:
Beginning	$179,532	142,010	176,622

Ending	$163,090	$179,532	$142,010

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$10,911	$11,305	$11,171

Income taxes	$15,023	$5,812	$4,438

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

        On November 3, 2016, we acquired a minority interest in a newly formed joint venture with Lionsgate to launch a Spanish-language over-the-top (OTT) movie service (The "OTT JV"). The service plans to launch in the fiscal year ending December 31, 2017. The OTT JV had no activity from operations in the year ending December 31, 2016 and the Company did not make any capital contributions to the OTT JV in the fiscal year ending December 31, 2016.

        On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal Uno in Colombia (the "Canal Uno JV"). Canal Uno is one of only three national broadcast television licenses in Colombia. The Canal Uno JV is expected to begin operations of the network through a newly formed joint venture vehicle on May 1, 2017. For the year ending December 31, 2016, we accounted for the investment under the equity method. For more information on the OTT JV and Canal Uno JV, see Note 5, "Equity Method Investments" of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K.

        Reclassification:    Certain prior year amounts on the presented consolidated balance sheet have been reclassified to conform with current year presentation. The prior year balance sheet presentation was adjusted to conform with current year adoption of ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which requires that deferred financing fees be presented in the balance sheet as a direct reduction of Long-term debt. As a result, prior year assets and liabilities both decreased by $2.3 million.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Net earnings per common share:    Basic earnings per share ("EPS") are computed by dividing income attributable to common stockholders by the number of weighted-average outstanding shares of common stock. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

        The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Years Ended December 31
	2016	2015	2014
Numerator for earnings per common share calculation:
Net income	$18,000	$13,739	$10,557

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	41,666	42,840	42,321
Effect of dilutive securities
Stock options, restricted stock and warrants	608	962	301

Weighted-average common shares, diluted	42,274	43,802	42,622

EPS
Basic	$0.43	$0.32	$0.25
Diluted	$0.43	$0.31	$0.25

        We apply the treasury stock method to measure the dilutive effect of its outstanding warrants, stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Per the Accounting Standards Codification ("ASC") 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation (ASC 260-10-45-23). The assumed exercise only occurs when the warrants are "In the Money" (exercise price is lower than the average market price for the period). If the warrants are "Out of the Money" (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 1.9 million, 1.0 million and 1.1 million shares of common stock for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Revenue recognition:    Revenue related to the sale of advertising and contracted time is recognized at the time of broadcast. Retransmission consent fees and subscriber fees received from multi-channel video providers are recognized in the period in which the services are performed, generally pursuant to multi-year carriage agreements based on the number of subscribers.

        In May 2014, the FASB issued an accounting pronouncement related to revenue recognition, which applies a single, comprehensive recognition model for all contracts with customers. This standard, as amended, contains principles with respect to the measurement and timing of recognition of revenue. The Company will recognize revenue to reflect the transfer of goods or services to customers at an amount that it expects to be entitled to receive in exchange for those goods or services. The new standard is effective for the annual reporting periods beginning after December 15, 2017. The Company will apply the new revenue standard beginning January 1, 2018.

        The Company has identified retransmission consent fees/ subscriber fees and advertising sales as significant and is currently in the process of analyzing each of these revenue streams in accordance with the new guidance to determine the impact on the consolidated financial statements. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). When the Company has completed its evaluation, it will determine the method of transition that will be used in adopting the new standard.

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

        Barter revenue and expense included in the consolidated statements of operations are as follows (amounts in thousands):

	2016	2015	2014
Barter revenue	$934	$811	$1,311
Barter expense	(756)	(791)	(1,075)

	$178	$20	$236

        Programming costs:    Programming costs are recorded in cost of revenues based on the Company's contractual agreements with various third party programming Distributors which are generally multi-year agreements.

        Stock-based compensation:    We have given equity incentives to certain employees. We account for such equity incentives in accordance with ASC 718 "Stock Compensation," which requires us to measure compensation cost for equity settled awards at fair value on the date of grant and recognize compensation cost in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. Compensation cost is determined by using either the Monte Carlo simulation model or the Black-Scholes option pricing model.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Advertising and marketing costs:    The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing costs of $3.8 million, $3.5 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        Cash:    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

        Accounts receivable:    Accounts receivable are carried at the original charge amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. The Company considers an account receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Changes in the allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014 consisted of the following (amounts in thousands):

Year	Description	Beginning of Year	Additions	Write-offs	Recoveries	End of Year
2016	Allowance for doubtful accounts	$1,512	$399	$201	$1	$1,711
2015	Allowance for doubtful accounts	$1,073	$920	$482	$1	$1,512
2014	Allowance for doubtful accounts	$651	$462	$45	$5	$1,073

        Programming rights:    We enter into multi-year license agreements with various programming Distributors for distribution of their respective programming ("programming rights") and capitalize amounts paid to secure or extend these programming rights at the lower of unamortized cost or estimated net realizable value. If management estimates that the unamortized cost of programming rights exceeds the estimated net realizable value, an adjustment is recorded to reduce the carrying value of the programming rights. No such write-down was deemed necessary during the years ended December 31, 2016, 2015 and 2014. Programming rights are amortized over the term of the related license agreements or the number of exhibitions, whichever occurs first. The amortization of these rights, which was $12.2 million, $11.7 million and $10.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, is recorded as part of cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization of the programming rights was $18.3 million and $19.7 million at December 31, 2016 and 2015, respectively. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Investments:    The Company holds an investment in an equity method investees. Investments in equity method investees are those for which the Company has the ability to exercise significant influence, but does not control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company typically records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        The Company tests its other finite lived intangible asset for impairment whenever events or changes in circumstances indicate that such asset or asset group might be impaired. This analysis is performed by comparing the respective carrying value of the asset group to the current and expected future cash flows, on an undiscounted basis, to be generated from such asset group. If such analysis indicates that the carrying value of this asset group is not recoverable, the carrying value of such asset group is reduced to fair value.

        Deferred financing costs:    Deferred financing costs are recorded net of accumulated amortization and are presented as a reduction to the principal amount of the long-term debt. Amortization is calculated on the effective-interest method over the term of the applicable loan. Amortization of deferred financing costs was $0.5 million, $0.5 million and $0.5 million, which is included in interest expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively. Accumulated amortization of deferred financing costs was $1.5 million and $1.0 million at December 31, 2016 and 2015. The net deferred financing costs of $1.8 million and $2.3 million at December 31, 2016 and 2015, respectively, and have been presented on the consolidated balance sheets as a reduction to the principal amount of the Long-term debt outstanding.

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

        The Company's programming rights and goodwill are classified as Level 3 in the fair value hierarchy, as they are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. For the years ended December 31, 2016, 2015 and 2014 there were no adjustments to fair value.

        The Company's variable-rate debt is classified as Level 2 in the fair value hierarchy, as its estimated fair value is derived from quoted market prices by independent dealers. The carrying value of the long-term debt approximates fair value at December 31, 2016 and 2015.

        Major customers and suppliers:    Two of our Distributors accounted for more than 10% of our total net revenues for the year ended December 31, 2016. There were no other Distributors or other customers that accounted for more than 10% of revenue in any year. Our Networks are provided to these Distributors pursuant to affiliation agreements with varying terms.

        Recent accounting pronouncements:    In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU", "Update") 2017-04—Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The amendments in this Update simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under amendments in this Update, an entity would perform its annual, or interim, testing by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments in this update are effective for annual periods beginning after December 15, 2020, and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

        In May 2014, the FASB and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year for annual reporting periods beginning after December 31, 2017. The updated accounting guidance provides companies with alternative methods of adoption. In March 2016, the FASB issued ASU 2016-08-Revenue from Contracts with Customers (Topic 606): Principle versus Agent Considerations (Reporting Revenue Gross versus Net). In April 2016, the FASB issued further guidance related to revenue recognition with ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("Update 2016-10"). In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2016-12—Revenue from contracts with Customers (Topic 605) Narrow-Scope Improvements and Practical Expedients. ASU 2016-08, ASU 2016-10, and ASU 2016-12 do not change the core principle of the guidance in Topic 606, rather they clarify issues around assessing collectability, agent vs principle, performance obligations and issues concerning implementation at transition to the ASU. The effective date for implementation remains unchanged and will impact the first interim period of our 2018 fiscal year. The Company has identified retransmission consent fees/ subscriber fees and advertising sales as significant and is currently in the process of analyzing each of these revenue streams in accordance with the new guidance to determine the impact on the consolidated financial statements. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). When the Company has completed its evaluation, it will determine the method of transition that will be used in adopting the new standard.

        The FASB issued ASU 2016-02—Leases (Topic 842) in February 2016. ASU 2016-02 amends the FASB Accounting Standards Codification, creating Topic 842, Leases. Topic 842 affects any entity that enters into a lease, with specified scope exemptions, and supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. The recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not changed significantly from previous GAAP. The principle difference from previous guidance is that the assets and liabilities arising from an operating lease should be recognized in the statement of financial position. The guidance will be effective for the first interim period of our 2019 fiscal year. Early application of the amendments in this update is permitted. We are currently evaluating the impact of the new standard

        Use of estimates:    In preparing these consolidated financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheets date, and the reported revenues and expenses for the years then ended. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Related Party Transactions

        The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

  •
  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino's channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the "Satellite and Support Services Agreement"). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino's U.S. feed. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations. Total expenses incurred were $2.6 million, $2.3 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in cost of revenues.

  •
  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that were effective at the time of the consummation of our initial public offering) to duplicate, distribute and exhibit Cinelatino's service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. Pursuant to the agreement, Cinelatino receives revenue net of MVS's distribution fee, which is presently equal to 13.5% of all license fees collected from Distributors in Latin America and Mexico. Total revenues recognized were $4.0 million, $5.1 million and $4.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. MVS has terminated the agreement effective February 29, 2016. We continued to operate under the terms of the terminated agreement through December 31, 2016.

  •
  An affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino's programming service through Dish Mexico (dba Commercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

  •
  An affiliation agreement, effective July 2015 through January 2018 for the distribution and exhibition of Pasiones' Latin American programming service through Dish Mexico (dba Comercializadora de Frecuencias Satelitales, S de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.0 for the years ended December 31, 2016 and 2015.

  •
  In October 2016, we licensed programming from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for the years ended December 31, 2016. At December 31, 2016, $0 million is included in programming rights related to this agreement.

  •
  In November 2013, we licensed six movies from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for the years ended December 31, 2016, 2015, and 2014. At December 31, 2016 and 2015, $0.0 million is included in programming rights related to this agreement.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Related Party Transactions (Continued)

        Amounts due from MVS pursuant to the agreements noted above, amounted to $1.5 million and $1.7 million at December 31, 2016 and 2015, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.5 million and $1.1 million at December 31, 2016 and 2015, respectively, and are remitted monthly.

        We renewed the three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company's board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.6 million for the year ended December 31, 2016 and $0.7 million for the years ended December 31, 2015 and 2014, respectively. Amounts due this related party totaled $0 at December 31, 2016 and 2015, respectively.

        We have entered into programming agreements with Panamax Films, LLC ("Panamax"), an entity owned by James M. McNamara for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0.0 million for each of the years ended December 31, 2016, 2015 and 2014. At December 31, 2016 and 2015, $0.1 million and $0.1 million, respectively, is included in other assets in the accompanying consolidated balance sheets as prepaid programming related to these agreements.

        During 2013, we engaged Pantelion to assist in the licensing of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax Films, LLC ("Panamax"), Lions Gate Films Inc. ("Lions Gate") and Grupo Televisa. Panamax is owned by James McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion, in connection with their services, up to 12.5% of all "licensing revenues". Total licensing revenues are included in net revenues in the accompanying consolidated statements of operations and amounted to $0.1 million for the year ended December 31, 2016 and $0.0 million for the years ended December 31, 2015 and 2014, respectively. Total expenses incurred are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0.0 for each of the years ended December 31, 2016, 2015, and 2014. Amounts due Pantelion at December 31, 2016 and 2015 totaled $0. In October 2015, Pantelion purchased advertising time on one of our channels, which amounted to $0.0 million, net of commission.

        We entered into agreements to license the rights to motion pictures from Lions Gate for a total license fee of $1.0 million. Some of the titles are owned or controlled by Pantelion, for which Lions Gate acts as Pantelion's exclusive licensing agent. Fees paid by Cinelatino to Lions Gate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0.3 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, $0.3 million and $0.2 million, respectively, is included in programming rights, related to these agreements, in the accompanying consolidated balance sheets.

        We entered into a services agreement with InterMedia Advisors, LLC ("IMA") which has officers, directors and stockholders in common with the Company for services including, without limitation, office space and operational support pursuant to a reimbursement agreement with IMA's affiliate,

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Related Party Transactions (Continued)

InterMedia Partners VII, L.P. Expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.1 million for the year ended December 31, 2016 and $0.0 million for the years ended December 31, 2015 and 2014, respectively. The amounts due from this related party amounted to $0.1 million and $0.0 million as of December 31, 2016 and 2015, respectively.

Note 3. Property and Equipment

        Property and equipment at December 31, 2016 and 2015 consists of the following (amounts in thousands):

	2016	2015
Land and improvements	$8,724	$8,724
Building	11,579	9,399
Equipment	27,953	24,312
Towers	5,484	5,484

	53,740	47,919
Less: accumulated depreciation	(29,115)	(26,103)

	24,625	21,816
Equipment installations in progress	876	3,581

	$25,501	$25,397

        Depreciation expense was $3.2 million, $3.7 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 4. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following at December 31, 2016 and 2015 (amounts in thousands):

	December 31,
	2016	2015
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	64,849	78,185

Total intangible assets	$271,092	$284,428

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

        A summary of changes in the Company's goodwill and other indefinite lived intangible assets, on a net basis, for the years ended December 31, 2016 and 2015 is as follows (amounts in thousands):

	Net Balance at December 31, 2015	Additions	Impairment	Net Balance at December 31, 2016
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

	Net Balance at December 31, 2014	Additions	Impairment	Net Balance at December 31, 2015
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

        A summary of the changes in the Company's other amortizable intangible assets for the years ended December 31, 2016 and 2015 is as follows (amounts in thousands):

	Net Balance at December 31, 2015	Additions	Amortization	Net Balance at December 31, 2016
Affiliate relationships	$56,766	$—	$(12,298)	$44,468
Advertiser relationships	2,344	—	(552)	1,792
Non-compete agreement	2,333	—	(549)	1,784
Other intangibles	56	94	(31)	119

Total finite-lived intangibles	$61,499	$94	$(13,430)	$48,163

	Net Balance at December 31, 2014	Additions	Amortization	Net Balance at December 31, 2015
Affiliate relationships	$69,064	$—	$(12,298)	$56,766
Advertiser relationships	2,896	—	(552)	2,344
Non-compete agreement	2,882	—	(549)	2,333
Other intangibles	83	65	(92)	56

Total finite-lived intangibles	$74,925	$65	$(13,491)	$61,499

        The aggregate amortization expense of the Company's amortizable intangible assets was $13.4 million, $13.5 million and $12.7 million for the years ended December 31, 2016, 2015 and 2014.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

The weighted average remaining amortization period is 4.2 years at December 31, 2016. Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2017	$13,281
2018	13,205
2019	8,455
2020	6,032
2021 and thereafter	7,190

$48,163

Note 5. Equity Method Investments

        On November 3, 2016, we acquired a minority interest in a newly formed joint venture with Lionsgate to launch a Spanish-language OTT movie service. The service plans to launch in the fiscal year ending December 31, 2017. The OTT JV had no activity from operations in the year ending December 31, 2016 and the Company did not make any capital contributions to the OTT JV in the fiscal year ending December 31, 2016.

        On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal Uno in Colombia. Canal Uno is one of only three national broadcast television licenses in Colombia. The Canal Uno JV is expected to begin operations of the network through a newly formed joint venture vehicle on May 1, 2017. For the year ending December 31, 2016, we accounted for the investment under the equity method.

Note 6. Income Taxes

        For the years ended December 31, 2016, 2015 and 2014, Income before provision for income taxes, includes the following components (amounts in thousands):

	2016	2015	2014
Domestic income	$10,997	$9,663	$6,764
Foreign income	17,375	13,118	6,222

	$28,372	$22,781	$12,986

        For the years ended December 31, 2016, 2015 and 2014, income tax expense is composed of the following (amounts in thousands):

	2016	2015	2014
Current income tax expense	$15,800	$11,880	$4,693
Deferred income tax (benefit)	(5,428)	(2,838)	(2,264)

	$10,372	$9,042	$2,429

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        Current tax expense for the years ended December 31, 2016, 2015 and 2014 includes $1.7 million, $1.5 million and $1.1 million of foreign withholding tax, respectively.

        For the years ended December 31, 2016, 2015 and 2014 the Company's income tax expense and effective tax rates were as follows:

	2016	2015	2014
Pre-tax book income—US Only	35.0%	35.0%	35.0%
Pre-tax book income—PR Only	21.4%	20.2%	16.9%
Permanent items	3.2%	4.0%	3.2%
Return to provision true-ups—Current/Deferred	–1.1%	–1.4%	–3.8%
Foreign rate differential	2.4%	2.2%	3.4%
Foreign tax credits	–32.0%	–24.5%	–31.1%
Change in valuation allowance	0.0%	0.0%	–19.6%
Foreign withholding taxes	6.0%	6.7%	8.9%
Deferred foreign tax credit offset	0.0%	–2.2%	4.0%
State taxes and state rate change	1.4%	–0.3%	1.9%
UTP adjustment	0.3%	0.0%	0.0%

	36.6%	39.7%	18.8%

        For the year ended December 31, 2016, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax benefit recorded primarily relate to increases in taxes in Puerto Rico and foreign withholding taxes that will generate offsetting U.S. foreign tax credits. The foreign rate differential is created by significant operations taxed in Puerto Rico which has a higher tax rate than the US federal rate. The operations that are taxed in Puerto Rico are also taxed in the U.S., generating a foreign tax credit. As a result, Puerto Rico timing differences creating deferred tax liabilities represent future Puerto Rico taxes and future potential foreign tax credits. The deferred foreign tax credit offset represents the future foreign tax credits related to the Puerto Rico timing differences. The Company receives revenue from various foreign jurisdictions that are subject to withholding taxes. These withholding taxes have been recorded in the provision for income taxes and generate foreign tax credits.

        For the year ended December 31, 2015, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax benefit recorded relate to increases in taxes in Puerto Rico and foreign withholding taxes that will generate offsetting U.S. foreign tax credits.

        For the year ended December 31, 2014, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax benefit recorded relate to increases in taxes in Puerto Rico that will generate offsetting U.S. foreign tax credits and the reduction of the valuation allowance. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. The Company reversed a valuation allowance of $2.5 million on the deferred tax

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

assets to increase the total amount that management believed would be ultimately realized, due to the expected increase in income following the Cable Networks Acquisition on April 1, 2014.

        The Company may be audited by federal, state and local tax authorities, and from time to time these audits could result in proposed assessments. The Company has open tax years from 2012 forward for federal and state tax purposes. During 2015, the Company received a notice that the Hemisphere Media Group, Inc. 2013 tax return was selected for examination by the IRS. The audit was closed with no findings in 2016.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing its income tax returns in accordance with tax regulations and the net tax effects of operating loss and tax credits carried forward. Net deferred tax liabilities consist of the following components as of December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Deferred tax assets:
Allowances for doubtful accounts	$2,046	$1,976
Deferred branch tax benefit	15,859	15,813
State tax Federal deduction true-up	70	—
Deferred income	—	29
Fixed assets	43	39
Accrued expenses	1,204	1,440
Foreign tax credit	11,449	5,572
Stock compensation	3,865	3,465
Pension	690	651
Intangibles	2,286	2,376

Other DTA	533	—

	38,045	31,361

Deferred tax liabilities:
Prepaid expenses	(505)	(196)
Intangibles	(20,910)	(23,000)
Property and equipment	(3,117)	(3,098)
Amortization expense	(12,704)	(9,715)

Total deferred tax liabilities	(37,236)	(36,009)

	$809	$(4,648)

        The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets at December 31, 2016 and 2015 as follows (amounts in thousands):

	2016	2015
Non-current assets	$18,638	$13,280

Non-current liabilities	$17,829	$17,928

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        At December 31, 2016 and 2015, the Company has foreign tax credit carryforwards for U.S. federal purposes and foreign minimum credits totaling $11.4 million and $5.6 million, respectively, which expire during the years 2021 through 2025. These tax credits were generated on revenues earned by our channels for airing content in Puerto Rico, Mexico and Latin America.

        Upon audit, taxing authorities may prohibit the realization of all or part of an uncertain tax position. The Company regularly assesses the outcome of potential examinations in each of the tax jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2016, the Company has uncertain tax position reserves of $0.4 million and $0.3 million recorded related interest expense of $0.0 million as of December 31, 2016 and 2015. During 2014, the Company identified an uncertain tax position and recorded a liability of $0.7 million with an offsetting deferred tax asset. The company accrued no interest related to this item.

Note 7. Long-Term Debt

        Long-term debt as of December 31, 2016 and 2015 consists of the following (amounts in thousands):

	December 31, 2016	December 31, 2015
Senior Notes due July 2020	$210,270	$217,669
Less: Current portion	—	(8,278)

	$210,270	$209,391

        Note that the prior year balance sheet presentation was adjusted to conform with current year adoption of ASU 2015-03 Simplifying the Presentation of Debt Issuance Costs, which requires that deferred financing fees be presented in the balance sheet as a direct reduction of Long-term debt. As a result, prior year assets and liabilities both decreased by $2.3 million.

        On July 31, 2014, certain of our subsidiaries (the "Borrowers") amended the Term Loan Facility (the "Existing Term Loan Facility") which provides for an aggregate principal amount of $225.0 million and matures on July 30, 2020. Pricing on the Existing Term Loan Facility was set at LIBOR plus 400 basis points subject to a LIBOR floor of 1.00% resulting in an effective interest rate 5.00%, and 0.5% of original issue discount ("OID"). The Existing Term Loan Facility also provides an uncommitted accordion option (the "Incremental Facility") allowing for additional borrowings under the Existing Term Loan Facility up to an aggregate principal amount equal to (i) $40.0 million plus (ii) an additional amount of up to 4.0x first lien net leverage. The obligations under the Existing Term Loan Facility are guaranteed by HMTV, LLC, our direct wholly-owned subsidiary, and all of our existing and future subsidiaries (subject to certain exceptions in the case of immaterial subsidiaries). Additionally, the Existing Term Loan Facility provides for an uncommitted incremental revolving loan option in an aggregate principal amount of up to $20.0 million, which shall be secured on a pari passu basis by the collateral securing the Existing Term Loan Facility. The Existing Term Loan Facility is secured by a first-priority perfected security interest in substantially all of our assets.

        The proceeds of the Existing Term Loan Facility, were used to pay fees and expenses associated with the Cable Networks Acquisition, and for general corporate purposes including potential future acquisitions. The OID of $1.3 million, net of accumulated amortization of $1.1 million at December 31,

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt (Continued)

2016, was recorded as a reduction to the principal amount of the Existing Term Loan Facility outstanding and will be amortized as a component of interest expense over the term of the Existing Term Loan Facility. We recorded $1.8 million of deferred financing costs associated with the Existing Term Loan Facility, as amended, net of accumulated amortization of $1.5 million at December 31, 2016, which was recorded as a reduction to the principal amount of the Long-term debt outstanding and will be amortized utilizing the effective interest rate method over the remaining term of the Existing Term Loan Facility. In July 2014, we recorded a $1.1 million loss on early extinguishment of debt; $0.7 million related to deferred costs and $0.4 million related to OID.

        The Existing Term Loan Facility principal payments are payable on quarterly due dates commencing September 30, 2014, with a final installment on July 30, 2020.

        In addition, pursuant to the terms of the Existing Term Loan Facility, within 90 days after the end of each fiscal year (commencing with the fiscal year ending December 31, 2015), the Borrowers are required to make a prepayment of the loan principal in an amount equal to 50% of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25% and again to 0% at lower leverage ratios.

        In March of 2016, the Company made an excess cash flow payment of $8.3 million. As permitted under the Existing Term Loan Facility, the excess cash flow payment was allocated at our election and in direct order of maturity, accordingly, we did not make the scheduled quarterly loan amortization payments in 2016.

        Following are maturities of long-term debt, at December 31, 2016 (amounts in thousands):(a)

Year Ending December 31,
2017	$—
2018	—
2019	722
2020	212,625

$213,347

(a)
Table does not consider any future excess cash payments.

        On February 14, 2017 (the "Closing Date), the Borrowers amended the Existing Term Loan Facility. (the "Amended Term Loan Facility") (see Note 12 Subsequent Event).

        The Amended Term Loan Facility provides for term loans in the aggregate principal amount of $213.3 million, which will mature on February 14, 2024. (the Existing Term Loan Facility was due to mature on July 30, 2020). The Amended Term Loan Facility, issued with 0.5% of original issue discount, will bear interest at the Borrowers' option of either (i) LIBOR plus a margin of 3.50% (decreased from a margin of 4.00% under the Existing Term Loan Facility) or (ii) or an Alternate Base Rate ("ABR") plus a margin of 2.50% (decreased from a margin of 3.00% under the Existing Term

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt (Continued)

Loan Facility). There is no LIBOR floor (a decrease from a LIBOR floor of 1.00% under the Existing Term Loan Facility).

        The Amended Term Loan Facility will require the Borrowers to make amortization payments (in quarterly installments) equal to 1.00% per annum with respect to the Existing Term Loan Facility with any remaining amount due at final maturity. The Amended Term Loan Facility principal payments will commence on March 31, 2017 with a final installment on February 14, 2024. Voluntary prepayments will be permitted, in whole or in part, subject to certain minimum prepayment requirements; provided that any prepayments made prior to the date that is six months from the Closing Date of the Amended Term Loan Facility, for the purpose of repricing or effectively repricing the Amended Term Loan Facility, will be required to include a 1.00% prepayment premium.

        Following are maturities of long-term debt under the Amended Term Loan Facility, (amounts in thousands):(a)

Year Ending December 31,
2017	$2,133
2018	2,133
2019	2,133
2020	2,133
2021 and thereafter	204,815

$213,347

        The Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the "Incremental Facility") allowing for increases for borrowings under the Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million (increased from $40.0 million from the Existing Credit Agreement) plus (ii) an additional amount (the "Incremental Facility Increase") provided, if after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Amended Credit Agreement) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Amended Credit Agreement) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each caps the cash netted against debt up to a maximum amount of $60.0 million (increased from $45.0 million under the Existing Credit Agreement). Additionally, the Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the "Incremental Revolving Facility") allowing for an aggregate principal amount of up to $30.0 million, which shall be secured on a pari passu basis by the collateral securing the Amended Term Loan Facility.

Note 8. Stockholders' Equity

Capitalization

Capital Stock

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

        As of December 31, 2016, the Company had 21,900,160 shares of Class A common stock (including shares subject to forfeiture), and 20,800,998 shares of Class B common stock (including shares subject to forfeiture), issued and outstanding.

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

        In the event the last sale price of the Class A common stock does not equal or exceed $15.00 per share (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period before April 4, 2018, 125,000 shares of Class A common stock and 1.5 million shares of Class B Common Shares will be forfeited.

        On June 8, 2016, the Company completed a privately negotiated stock repurchase of 2.8 million shares of Class A common stock at a price of $10.50 per share for $29.4 million. On March 16, 2016, the Company completed a repurchase of 100,000 shares of Class A common stock at a price of $13.35 per share for $1.3 million. The repurchased shares were placed into treasury to be used for general corporate purposes.

        On October 21, 2016, an aggregate of 9.2 million shares of Class B common stock held by InterMedia Partners VII, L.P. and its affiliates ("IM") were distributed to limited partners of IM. A beneficial owner of shares of Class B common stock may transfer, directly or indirectly, shares of Class B common stock, whether by sale, assignment, gift or otherwise, only to a Class B Permitted Transferee (as defined in the Company's amended an and restated certificate of incorporation) and no

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

Class B stockholder may otherwise transfer beneficial ownership (as hereinafter defined) of any shares of Class B common stock. As such, shares of Class B common stock held by IM were converted to shares of Class A common stock, including an aggregate of 419,383 shares of Class B common stock that are subject to forfeiture and distribution as elected by IM's limited partners were converted into shares of Class A common stock.

Warrants

        The Company has issued 14.7 million warrants, which qualify as equity instruments. Each warrant entitles the holder to purchase one-half of the number of shares of our Class A common stock at a price of $6.00 per half share. At December 31, 2016, 12.3 million warrants were issued and outstanding, which are exercisable into 6.1 million shares of our Class A common stock. Warrants are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). Thus, a holder must exercise at least two warrants, at an effective exercise price of $12.00 per warrant. At the option of the Company, 8.7 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of twenty trading days within the thirty-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018.

        During the year ended December 31, 2016, we repurchased 1.0 million warrants for $1.0 million, and we issued 35,000 shares of Class A common stock upon the exercise of 70,000 warrants for total exercise proceeds of $0.4 million.

Voting

        Class B common stock votes on a 10 to 1 basis with the Class A common stock, which means that each share of Class B common stock will have 10 votes and each share of Class A common stock will have 1 vote. The Class B common stock shall be convertible in whole or in part at any time at the option of the holder or holders thereof, into an equal number of Class A common stock. Warrants are not entitled to vote, unless converted into shares of the Company's Class A common stock.

Equity Incentive Plans

        Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan by 3.2 million shares, provide limits on non-employee director awards and additional provisions as set forth therein (a copy of the 2013 Equity Incentive Plan is provided in the Company's 2016 annual proxy statement). An aggregate of 7.2 million shares of our Class A common stock were authorized for issuance under the terms of the Equity Incentive Plan. At December 31, 2016, 2.8 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company's board of directors, or a committee thereof,

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-Based Compensation

        Stock-based compensation expense related to stock options and restricted stock was $4.7 million, $5.6 million and $5.9 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016, there was $3.5 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2016, there was $3.3 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Black-Scholes Option Valuation Assumptions	2016	2015	2014
Risk-free interest rate	1.60% - 2.44%	1.76% - 2.12%	1.76% - 1.92%
Dividend yield	—	—	—
Volatility	26.4% - 32.4%	25.8% - 29.5%	28.4% - 30.9%
Weighted-average expected term (years)	6.2	6.3	6.0 - 6.3

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

        The following table summarizes stock option activity for the years ended December 31, 2016, 2015 and 2014 (shares and intrinsic values in thousands):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2013	1,730	$11.20	9.3	$2,208
Granted	140	$11.56	9.7	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2014	1,870	$11.23	8.4	$4,721
Granted	215	$13.61	6.2	—
Exercised	(15)	10.60	—	—
Forfeited or expired	(27)	10.60	—	—

Outstanding at December 31, 2015	2,043	$11.49	7.6	$6,740

Granted	890	$11.97	6.2	—
Exercised	(13)	10.60	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2016	2,920	$11.64	7.6	$1,274

Vested at December 31, 2016	1,533	$11.55	6.5	$974

Exercisable at December 31, 2016	1,533	$11.55	6.5	$974

        The weighted average grant date fair value of options granted for the years ended December 31, 2016, 2015 and 2014 was $3.71, $4.13 and $3.75. At December 31, 2016, 0.3 million options granted are unvested, event-based options.

Restricted Stock

        Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Stockholders' Equity (Continued)

        The following table summarizes restricted share activity for the years ended December 31, 2016, 2015 and 2014 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2013	945	$10.18
Granted	79	11.34
Vested	(305)	11.33
Forfeited	—	—

Outstanding at December 31, 2014	719	$9.82
Granted	99	$12.42
Vested	(324)	10.65
Forfeited	—	—

Outstanding at December 31, 2015	494	$9.79
Granted	395	11.82
Vested	(328)	10.88
Forfeited	—	—

Outstanding at December 31, 2016	561	$10.58

        At December 31, 2016, 0.2 million shares of restricted stock issued are unvested, event-based shares.

Note 9. Contingencies

        The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 10. Commitments

        The Company has entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.7 million, $0.6 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively

        The Company has certain commitments including various operating leases.

        Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
2017	$488	$5,427	$5,915
2018	455	2,574	3,029
2019	449	1,292	1,741
2020	358	621	979
2021 and thereafter	997	10	1,007

Total	$2,747	$9,924	$12,671

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

        Following is the plan's projected benefit obligation at December 31, 2016 and 2015. (amounts in thousands):

	2016	2015
Projected benefit obligation:
Balance, beginning of the year	$2,865	$2,682
Service cost	109	112
Interest cost	104	102
Actuarial (gain) loss	(45)	53
Benefits paid to participants	(6)	(84)

Balance, end of year	$3,027	$2,865

        At December 31, 2016, 2015 and 2014, the funded status of the plan was as follows (amounts in thousands):

	2016	2015	2014
Excess of benefit obligation over the value of plan assets	$(3,027)	$(2,865)	$(2,682)
Unrecognized net actuarial loss	818	905	904
Unrecognized prior service cost	52	69	86

Accrued benefit cost	$(2,157)	$(1,891)	$(1,692)

        The plan is unfunded. As such, the Company is not required to make annual contributions to the plan.

        At December 31, 2016 and 2015, the amounts recognized in the consolidated balance sheets were classified as follows (amounts in thousands):

	2016	2015
Accrued benefit cost	$(3,027)	$(2,865)
Accumulated other comprehensive loss	870	974

Net amount recognized	$(2,157)	$(1,891)

        Amounts recorded in accumulated other comprehensive loss are reported net of tax.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

        The benefits expected to be paid in each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,	Amount
2017	$186
2018	246
2019	121
2020	123
2021	205
2022 through 2025	870

$1,751

        At December 31, 2016 and 2015, the following weighted-average rates were used:

	2016	2015
Discount rate on the benefit obligation	3.78%	3.90%
Rate of employee compensation increase	4.00%	4.00%

        Pension expense for the years ended December 31, 2016, 2015 and 2014, consists of the following (amounts in thousands):

	2016	2015	2014
Service cost	$109	$112	$82
Interest cost	104	102	105
Expected return on plan assets	—	—	—
Recognized actuarial loss (gain)	—	—	—
Amortization of prior service cost	17	17	17
Net loss amortization	42	51	27

	$272	$282	$231

        WAPA makes contributions to the Plan, a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by two CBAs, one of which was scheduled to expire on July 23, 2015 and the other of which expires on June 27, 2016. Pursuant to its terms, the CBA which was scheduled to expire on July 23, 2015 automatically renewed for a period of eighteen (18) months upon such expiration date and remained in effect through January 23. Following the expiration of the extension period, the Company and UPAGRA continue to engage in active and good faith negotiations. WAPA's contribution rates to the Plan are generally determined in accordance with the provisions of the CBAs and a rehabilitation plan that was adopted by the TNGIPP.

        The risks in participating in such a plan are different from the risks of single-employer plans, in the following respects:

  •
  Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of any other participating employer.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 11. Retirement Plans (Continued)

  •
  If a participating employer ceases to contribute to a multiemployer plan, the unfunded obligation of the plan allocable to such withdrawing employer may be borne by the remaining participating employer.

        Under current law regarding multiemployer defined benefit plans, WAPA's withdrawal (or amass withdrawal of all contributing employers from any underfunded multiemployer defined benefit plan) would require us to make payments to the plan for our proportionate share of the multiemployer plan's UVBs benefits. Under the statutory requirements applicable to withdrawal liability with respect to a multiemployer pension plan, in the event of a complete withdrawal from the Plan, WAPA's payment amount for a given year would be determined based on its highest contribution rate (as limited by the Multiemployer Pension Reform Act of 2014) and highest and its highest average contribution hours over a period of three consecutive plan years out of the ten-year period preceding the date of withdrawal. To the extent that the prescribed payment amount was not sufficient to discharge WAPA's share of the Plan's UVBs, WAPA's payment obligation would nevertheless end after 20 years of payments (absent a withdrawal that is part of a mass withdrawal, in which case the annual payments would continue indefinitely or until WAPA paid its proportionate share of the Plan's UVBs).

        WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and the above-noted Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical status, the "Red Zone", as defined by the PPA, and that a plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010 and then updated on November 17, 2015. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. WAPA elected the "Preferred Schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015. In 2015, The Plan's Trustee's reviewed the Rehabilitation Plan and the financial projections under the Plan and determined that is was not prudent to continue benefit accruals under the current Plan and that implementation of an updated plan with a new benefit design would be in the best interest of the Plan's participants. As a result, the Plan's Board of Trustee's adopted changes to the Rehabilitation Plan effective January 1, 2016.

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

        Further information about the Plan is presented in the table below (amounts in thousands):

		Pension Protection Act Zone Status	Funding Improvement Plan/Rehabilitation Plan	WAPA's Contribution				Expiration Date of Collective Bargaining Agreements
							Surcharge Imposed
Pension Fund	EIN	2013	Status	2016	2015	2014
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$156	$151	$144	Yes	July 21, 2015 June 27, 2016

Note 12. Subsequent Event

        On February 14, 2017, certain of our subsidiaries entered into an amendment to our credit agreement providing for a $213.3 million senior secured term loan B facility (the "Amended Term Loan Facility"), which extended the maturity date by over three years from July 2020 to February 2024. Interest on the Amended Term Loan Facility was set at LIBOR plus 350 (decreased from a margin of 4.00% under the Existing Term Loan Facility) basis points and no LIBOR floor (decreased from a LIBOR floor of 1.00% under the Existing Term Loan Facility). The Amended Term Loan Facility principal payments are payable on quarterly due dates commencing March 14, 2017, and a final installment on February 14, 2024. Estimated transaction costs total approximately $2.3 million. We are currently evaluating the accounting for the debt refinancing and related transaction costs.

Note 13. Quarterly Financial Data (Unaudited)

        (Amounts in thousands, except per share amounts)

	2016 Quarters Ended(a)
	March 31	June 30	September 30	December 31
Net revenues	$30,971	$35,031	$33,116	39,407
Operating income	7,164	10,677	9,579	12,603
Net income	2,700	5,029	4,349	5,922
Earnings per share:
Basic	$0.06	$0.12	$0.11	$0.15
Dilutive	$0.06	$0.12	$0.11	$0.15

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13. Quarterly Financial Data (Unaudited) (Continued)

	2015 Quarters Ended(a)
	March 31	June 30	September 30	December 31
Net revenues	$29,471	$32,618	$31,465	$36,236
Operating income	7,056	8,780	7,951	11,079
Net income	2,462	3,431	2,910	4,934
Earnings per share:
Basic	$0.06	$0.08	$0.07	$0.11
Dilutive	$0.06	$0.08	$0.07	$0.11

	2014 Quarters Ended(b)
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