Form 10-Q
period 2017-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2017-05-09
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 8, 2017
Class A common stock, par value $0.0001 per share	21,875,087 shares
Class B common stock, par value $0.0001 per share	20,800,998 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2017

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA2 Deportes; “Canal Uno” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to our Annual Report on Form 10-K filed with the SEC on March 15, 2017; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015;  “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA2 Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA.

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

These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “expect,” “positioned,” “strategy,” “future,” “potential,” “forecast,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, the Company’s future financial and operating results (including growth and earnings), plans, objectives, expectations and intentions and other statements that are not historical facts.

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

•                  our ability to successfully manage relationships with customers and Distributors and other important third parties;

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash	$164,372	$163,090
Accounts receivable, net of allowance for doubtful accounts of $1,712 and $1,711, respectively	24,132	25,566
Due from related parties	1,406	1,505
Programming rights	7,721	5,450
Prepaids and other current assets	6,805	7,904
Total current assets	204,436	203,515
Programming rights	11,227	10,450
Property and equipment, net	24,820	25,501
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	61,499	64,849
Deferred taxes	18,638	18,638
Other assets	651	1,245
Total Assets	$527,514	$530,441

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,773	$3,525
Due to related parties	499	413
Accrued agency commissions	1,844	6,725
Accrued compensation and benefits	3,624	4,488
Accrued marketing	6,091	6,378
Taxes payable	2,867	1,619
Other accrued expenses	3,073	3,610
Programming rights payable	3,660	3,293
Current portion of long-term debt	2,133	—
Total current liabilities	26,564	30,051

Programming rights payable	744	107
Long-term debt, net of current portion	206,671	210,270
Deferred taxes	17,829	17,829
Defined benefit pension obligation	2,551	2,844
Total Liabilities	254,359	261,101

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; and 24,944,913 shares issued at March 31, 2017 and December 31, 2016	2	2
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 20,800,998 shares issued and outstanding at March 31, 2017 and December 31, 2016	2	2
Additional paid-in capital	262,121	261,051
Treasury stock, at cost 3,606,696 at March 31, 2017 and December 31, 2016	(35,069)	(35,069)
Retained earnings	46,582	43,837
Accumulated other comprehensive loss	(483)	(483)
Total Stockholders’ Equity	273,155	269,340
Total Liabilities and Stockholders’ Equity	$527,514	$530,441

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Net revenues	$33,159	$30,971

Operating Expenses:
Cost of revenues	10,245	10,183
Selling, general and administrative	9,492	9,256
Depreciation and amortization	4,115	4,356
Other expenses	2,250	13
Gain on disposition of assets	—	(1)
Total operating expenses	26,102	23,807

Operating income	7,057	7,164

Other Expenses:
Interest expense, net	(2,628)	(2,956)

Income before income taxes	4,429	4,208

Income tax expense	(1,684)	(1,508)

Net income	$2,745	$2,700

Earnings per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Weighted average shares outstanding:
Basic	40,514	43,142
Diluted	40,760	44,469

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2017	2016

Net income	$2,745	$2,700
Other comprehensive loss	—	(8)
Comprehensive income	$2,745	$2,692

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2017

(Unaudited)

(amounts in thousands)

								Accumulated
					Additional	Class A		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2016	24,944	$2	20,801	$2	$261,051	$(35,069)	$43,837	$(483)	$269,340
Net income	—	—	—	—	—	—	2,745	—	2,745
Stock-based compensation	—	—	—	—	1,070	—	—	—	1,070

Balance at March 31, 2017	24,944	$2	20,801	$2	$262,121	$(35,069)	$46,582	$(483)	$273,155

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$2,745	$2,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,115	4,356
Program amortization	3,463	3,041
Amortization of deferred financing costs	93	125
Amortization of original issue discount	88	94
Stock-based compensation	1,070	1,399
Provision for bad debts	1	64
Gain on disposition of assets	—	(1)
Deferred tax expense	—	341
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,433	569
Due from related parties	99	(115)
Programming rights	(6,511)	(4,837)
Prepaids and other assets	1,693	(502)
(Decrease) increase in:
Accounts payable	(752)	424
Due to related parties	86	174
Accrued expenses	(6,569)	(7,593)
Programming rights payable	1,004	372
Taxes payable	1,248	1,125
Other liabilities	(293)	50
Net cash provided by operating activities	3,013	1,786
Cash Flows From Investing Activities:
Proceeds from sale of assets	—	1
Capital expenditures	(84)	(1,178)
Net cash used in investing activities	(84)	(1,177)
Cash Flows From Financing Activities:
Repayments of long-term debt	(533)	(8,278)
Financing fees	(1,114)	—
Purchase of treasury stock	—	(1,335)
Warrant repurchase	—	(976)
Warrant exercise	—	420
Exercise of stock options	—	155
Excess tax benefits	—	(4)
Net cash used in financing activities	(1,647)	(10,018)

Net increase (decrease) in cash	1,282	(9,409)
Cash:
Beginning	163,090	179,532
Ending	$164,372	$170,123

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,502	$2,792
Income taxes	$47	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Nature of business

Nature of business:  The accompanying Condensed Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), and HMTV Cable, Inc., the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below). Hemisphere was incorporated in Delaware on January 16, 2013, and consummated its initial public offering on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Consolidated Financial Statements.

On April 1, 2014, we acquired the assets of three Spanish-language cable television networks from Media World, LLC, a Florida limited liability company, for $101.9 million in cash. The three acquired cable networks include Pasiones, Centroamerica TV and TV Dominicana.

On November 3, 2016, we acquired a minority interest in a newly formed joint venture with Lions Gate Films Inc. (“Lionsgate”) to launch a Spanish-language over-the-top (“OTT”) movie service (the “OTT JV”). The service plans to launch in the fiscal year ending December 31, 2017. The OTT JV had no activity from operations in the three months ended March 31, 2017, and the Company did not make any capital contributions to the OTT JV in the three months ended March 31, 2017.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable broadcast television concession for Canal Uno in Colombia (the “Canal Uno JV”). Canal Uno is one of only three national broadcast television networks in Colombia. The Canal Uno JV began operations of the network through a newly formed joint venture vehicle on May 1, 2017.  We account for the investment under the equity method. For more information on the OTT JV and the Canal Uno JV, see Note 4, “Equity Method Investments” of Notes to Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q.

Basis of presentation:  The accompanying unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three months ended March 31, 2017 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2017. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator for earnings per common share calculation:
Net income	$2,745	$2,700

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	40,514	43,142
Effect of dilutive securities
Stock options, restricted stock and warrants	246	1,327
Weighted-average common shares, diluted	40,760	44,469

EPS
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 2.1 million shares of common stock as of the three months ended March 31, 2017,  were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three months ended March 31, 2017 and 2016. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recent accounting pronouncements: In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”, “Update”) 2017-07 — Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost in order to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost as defined the ASU are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. This ASU is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. We are currently evaluating the impact on our unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. Subsequent accounting standard updates have also been issued which amend and/or clarify the application of ASU 2014-09. The guidance provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2018 fiscal year and allows adoption either under a full retrospective or a modified retrospective approach. The Company has identified retransmission consent fees/ subscriber fees and advertising sales as significant and is currently in the process of analyzing each of these revenue streams in accordance with the new guidance to determine the impact on the unaudited condensed consolidated financial statements. When the Company has completed its evaluation, it will determine the method of transition that will be used in adopting the new standard.

Note 2. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Total expenses incurred were $0.6 million for each of the three months ended March 31, 2017 and 2016, and are included in cost of revenues.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors in effect at the time of the consummation of our initial public offering) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. In February 2016, MVS terminated the agreement.  We continued to operate under the terms of the agreement through December 31, 2016.  As of January 1, 2017, we assumed the management of the rights for most Latin American third party distributors, and MVS retained the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service in Mexico and to certain other Latin American distributors. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fee, which is presently equal to 13.5% of all license fees collected by MVS from third party distributors.  Total revenues recognized were $0.5 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

•                  An affiliation agreement through August 1, 2017, for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.6 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

•                  In November 2013, Cinelatino licensed six movies from MVS. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for the three months ended March 31, 2017 and 2016.   At March 31, 2017, and December 31, 2016, $0.0 million is included in programming rights related to this agreement.

Amounts due from MVS pursuant to the agreements noted above amounted to $1.4 million and $1.5 million at March 31, 2017 and December 31, 2016, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.6 million and $0.5 million at March 31, 2017 and December 31, 2016, respectively, and are remitted monthly.

We renewed the three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.2 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Amounts due to this related party totaled $0 at March 31, 2017 and December 31, 2016.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara, for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations, and amounted to $0.0 million for each of the three month periods ended March 31, 2017 and 2016.  At March 31, 2017 and December 31, 2016, $0.1 million is included in programming rights in the accompanying unaudited condensed consolidated balance sheets related to these agreements.

We entered into agreements to license the rights to motion pictures from Lionsgate for a total license fee of $1.0 million. Some of the titles are owned or controlled by Pantelion Films, LLC (“Pantelion”), for which Lionsgate acts as Pantelion’s exclusive licensing agent. Pantalion is a joint venture made up of several organizations, including Panamax (an entity owned by James M. McNamara), Lionsgate and Grupo Televisa. Fees paid by Cinelatino to Lionsgate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations, and amounted to $0.1 million for each of the three month periods ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, $0.2 million and $0.3 million, respectively, is included in programming rights in the accompanying unaudited condensed consolidated balance sheets.

We entered into a services agreement with InterMedia Advisors, LLC (“IMA”) which has officers, directors and stockholders in common with the Company for services including, without limitation, office space and operational support pursuant to a reimbursement agreement with IMA’s affiliate, InterMedia Partners VII, L.P. Expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.0 million for each of the three month periods ended March 31, 2017 and 2016. The amounts due from this related party totaled $0.1 million as of  March 31, 2017 and December 31, 2016.

Note 3. Goodwill and intangible assets

Goodwill and intangible assets consist of the following at March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31,	December 31,
	2017	2016
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	61,499	64,849
Total intangible assets	$267,742	$271,092

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the three months ended March 31, 2017 is as follows (amounts in thousands):

	Net Balance at December 31, 2016	Additions	Impairment	Net Balance at March 31, 2017
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for each of the three months ended March 31, 2017 is as follows (amounts in thousands):

	Net Balance at December 31, 2016	Additions	Amortization	Net Balance at March 31, 2017
Affiliate relationships	$44,468	$—	$(3,075)	$41,393
Advertiser relationships	1,792	—	(138)	1,654
Non-compete agreement	1,784	—	(137)	1,647
Other intangibles	119	9	(9)	119
Total finite-lived intangibles	$48,163	$9	$(3,359)	$44,813

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.4 million for the three months ended March 31, 2017 and 2016.  The weighted average remaining amortization period is 4.0 years at March 31, 2017.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2017	$9,924
2018	13,208
2019	8,458
2020	6,033
2021 and thereafter	7,190
$44,813

Note 4. Equity method investments

On November 3, 2016, we acquired a minority interest in a newly formed joint venture with Lionsgate to launch a Spanish-language OTT movie service. The service plans to launch in 2017. This joint venture had no activity from operations in the quarter ended March 31, 2017.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable broadcast television concession for Canal Uno in Colombia. Canal Uno is one of only three national broadcast television networks in Colombia. The Canal Uno JV began operating Canal Uno on May 1, 2017. For the quarter ended March 31, 2017, we accounted for the investment under the equity method.

Note 5. Income taxes

For the three months ended March 31, 2017 and 2016, our income tax expense has been computed utilizing the estimated annual effective rates of 35.9% and 35.8%, respectively. The difference between the annual effective rate of 35.9% and the statutory Federal income tax rate of 35% in the three month period ended March 31, 2017, is primarily due to foreign withholding taxes offset by foreign tax credits. The difference between the annual effective rate of 35.8% and the statutory Federal income tax rate of 35% in the three month period ended March 31, 2016, is primarily due to state and foreign income taxes.

Income tax expense was $1.7 million and $1.5 million for the three month period ended March 31, 2017 and 2016, respectively.

Note 6. Long-term debt

Long-term debt at March 31, 2017 and December 31, 2016 consists of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Senior Notes due February 2024	$208,804	$—
Senior Notes due July 2020	—	210,270
Less: Current portion	2,133	—
	$206,671	$210,270

On July 31, 2014, certain of our subsidiaries (the “Borrowers”) entered into an amended credit agreement providing for a $225.0 million senior secured term loan B facility (the “Term Loan Facility”), which was due to mature on July 30, 2020. Pricing on the Term Loan Facility was LIBOR plus 400 basis points (subject to a LIBOR floor of 1.00).

On February 14, 2017 (the “Closing Date”), the Borrowers amended the Term Loan Facility (the “Second Amended Term Loan Facility”).  The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The  Second Amended Term Loan Facility, was issued with 0.5% of original issue discount (“OID”), bear interest at the Borrowers’ option of either (i) LIBOR plus a margin of 3.50% (decreased from a margin of 4.00% under the Term Loan Facility) or (ii) or an Alternate Base Rate (“ABR”) plus a margin of 2.50% (decreased from a margin of 3.00% under the Term Loan Facility). There is no LIBOR floor (a decrease from a LIBOR floor of 1.00% under the Term Loan Facility).  The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the “Incremental Facility”) allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the “Incremental Facility Increase”) provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each caps the cash netted against debt up to a maximum amount of $60.0 million. Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the “Incremental Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

The Second Amended Term Loan Facility requires the Borrowers to make amortization payments (in quarterly installments) equal to 1.00% per annum with respect to the Second Amended Term Loan Facility with any remaining amount due at final maturity. The Second Amended Term Loan Facility principal payments commenced on March 31, 2017, with a final installment due on February 14, 2024. Voluntary prepayments are permitted, in whole or in part, subject to certain minimum prepayment requirements; provided that any prepayments made within six months of February 14, 2017, will be required to include a 1.00% prepayment premium.

In addition, pursuant to the terms of the Term Loan Facility and the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Our net leverage ratio was 2.6x at December 31, 2016, resulting in an excess cash flow percentage of 0%, and therefore, no  excess cash flow payment was required in March 2017.

In accordance with Accounting Standards Codification (“ASC”) 470 - Debt, the refinancing arrangement was deemed a modification of the Term Loan Facility and as such, an additional $1.1 million of OID incurred in connection with the Second Amended Term Loan Facility was added to the existing OID.  As of March 31, 2017, the OID balance was $2.3 million, net of accumulated amortization of $1.2 million and is presented as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the unaudited condensed consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.  Financing costs of $1.4 million incurred in connection with the Second Amended Term Loan Facility were expensed in the period in accordance with ASC 470 — Debt and are included in Other expenses in the unaudited condensed consolidated Statement of Operations at March 31, 2017.  In accordance with ASU 2015-15 Interest — Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.7 million, net of accumulated amortization of $2.2 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at March 31, 2017 as presented on the unaudited condensed consolidated Balance Sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at March 31, 2017 and December 31, 2016 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of March 31, 2017 (amounts in thousands):

Year Ending December 31,
Remainder of 2017	$1,600
2018	2,133
2019	2,133
2020	2,133
2021 and thereafter	204,815
$212,814

Note 7.  Stockholders’ equity

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At March 31, 2017, 2.8 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company’s event-based restricted stock awards and option awards generally vest upon the Company’s Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days, subject to the grantee’s continued employment or service with the Company. Other event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company’s annual stockholder meeting.

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.1 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.   At March 31, 2017, there was $3.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. At March 31, 2017, there was $2.7 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Black-Scholes Option Valuation Assumptions	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Risk-free interest rate	—	1.6%-2.4%
Dividend yield	—	—
Volatility	—	26.4%-32.4%
Weighted-average expected term (years)	—	6.2

The following table summarizes stock option activity for the three months ended March 31, 2017 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2016	2,920	$11.64	7.6	$1,274
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2017	2,920	$11.64	7.4	$2,010
Vested at March 31, 2017	1,565	$11.59	6.3	$1,535
Exercisable at March 31, 2017	1,565	$11.59	6.3	$1,535

No options were granted for the three months ended March 31, 2017.  At March 31, 2017, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the three months ended March 31, 2017 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2016	561	$10.58
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2017	561	$10.58

At March 31, 2017, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

At March 31, 2017, 12.3 million warrants, exercisable into 6.1 million shares of our Class A common stock, were issued and outstanding. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. Warrants may be exercised only through the date of expiration and are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants at an effective exercise price of $12.00 per share. At the option of the Company, 7.6 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of 20 trading days within the 30-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018.  During the three months ended March 31, 2017, no warrants were repurchased or exercised.

Note 8.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 9. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.2 million for each of the three months ended March 31, 2017 and 2016.

We have certain commitments including various operating leases.

Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2017	$396	$4,216	$4,612
2018	456	3,482	3,938
2019	449	1,635	2,084
2020	358	622	980
2021 and thereafter	997	10	1,007
Total	$2,656	$9,965	$12,621

Note 10. Subsequent events

On April 28, 2017, we invested $5.0 million for a minority stake in REMEZCLA, an influential digital media company targeting English speaking and bilingual U.S. Hispanics aged 18-35.  REMEZCLA is the most authentic creator of content for young Latinos.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company

We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America and the #1-rated broadcast television network in Puerto Rico, and have ownership interests in a new broadcast television network in Colombia and a Spanish-language OTT service in the U.S.  Our portfolio consists of:

•                  Cinelatino:  the leading Spanish-language cable movie network with over 20.6 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall, based on coverage ratings.

•                  WAPA:  the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last eight years. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing approximately 70 hours in the aggregate each week. Through its multicast signal, WAPA distributes WAPA2 Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (“MLB”), National Basketball Association (“NBA”) and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA.

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S. WAPA America’s programming includes approximately 70 hours per week of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 5.3 million subscribers.

•                  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features many of the best telenovelas licensed from the most popular television networks and major distributors. Pasiones has over 18.1 million subscribers across the U.S. and Latin America.

•                  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 4.1 million subscribers.

•                  Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to over 3.3 million subscribers.

•                  Canal Uno: a partnership with leading Colombian content producers, Canal Uno is one of only three national broadcast television networks in Colombia. The partnership was awarded a 10-year renewable broadcast television concession for Canal Uno in Colombia in 2016. The concession provides the partnership with a rare opportunity to access one of Latin America’s most robust and stable economies with an attractive television advertising market. It also provides Hemisphere the opportunity to produce high quality content which can be repurposed on our channels and syndicated internationally.  The partnership began operating the network on May 1, 2017.

•            OTT Platform: a joint venture with Lionsgate to launch a Spanish-language OTT movie service that is well positioned to be the dominant player in the Spanish-language digital/OTT space. The service will allow audiences to access many of the best and most current Spanish-language films and is expected to launch in 2017. It will include content from our movie library, Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Groupo Televisa’s theatrical releases in Mexico. The service will utilize STARZ’s technology platform and leverage Univision’s marketing and distribution.

Our two primary sources of revenues are advertising revenues and retransmission/subscriber fees. All of our Networks derive revenues from advertising, including Cinelatino, which introduced advertising in July 2015. Advertising revenues are generated from the sale of advertising time, which is typically pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenues are tied to the success of our programming, including the popularity of our programming as measured by Nielsen. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from political advertising spending in an election year. For example, in 2016, we experienced higher advertising sales as a result of political advertising spending during the 2016 gubernatorial elections. The next election in Puerto Rico will be in 2020.

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

WAPA has been the #1-rated broadcast television network in Puerto Rico for the last eight years and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. WAPA’s primetime household rating in 2016 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success in the last eight years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks (ABC, CBS, NBC and Fox) have experienced in the U.S.

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

Management expects our U.S. networks to benefit from significant growth in subscribers, as the U.S. Hispanic population continues its long-term growth. The U.S. Census Bureau estimated that 57 million Hispanics resided in the United States in 2015, representing an increase of approximately 21 million people between 2000 and 2015, and that number is projected to grow to 70 million by 2025. Hispanic television households grew by 34% during the period from 2007 to 2017, from 11.6 million households to 15.6 million households. Similarly, Hispanic pay-TV subscribers increased 39% since 2007 to 12.2 million subscribers in 2017. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for all of our U.S. Networks.

Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 44%

from 2012 to 2016, and are projected to grow an additional 15 million from 53 million in 2016 to 69 million by 2021, representing projected growth of over 28%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 29% and 25%, respectively, of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America, and therefore will be able to expand distribution throughout the region.

MVS, one of our stockholders, provides operational and technical, and distribution services to Cinelatino pursuant to several agreements. One of the agreements, which had granted MVS the non-exclusive right to distribute the service throughout Latin America was terminated by MVS effective February 29, 2016. We continued to operate under the terms of the agreement through December 31, 2016.  As of January 1, 2017, we assumed the management of the rights for most Latin American third party distributors and MVS retained the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service in Mexico and to certain other Latin American distributors.

An agreement between Cinelatino and Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, expires on August 1, 2017.

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2017 and 2016

(Unaudited)

(amounts in thousands)

	Three		$ Change	% Change
	Months Ended March 31,		Favorable/	Favorable/
	2017	2016	(Unfavorable)	(Unfavorable)

Net revenues	$33,159	$30,971	$2,188	7.1%
Operating Expenses:
Cost of revenues	10,245	10,183	(62)	(0.6)%
Selling, general and administrative	9,492	9,256	(236)	(2.5)%
Depreciation and amortization	4,115	4,356	241	5.5%
Other expenses	2,250	13	(2,237)	NM
Gain on disposition of assets	—	(1)	(1)	NM
Total operating expenses	26,102	23,807	(2,295)	(9.6)%

Operating income	7,057	7,164	(107)	1.5%

Other Expenses:
Interest expense, net	(2,628)	(2,956)	328	11.1%

Income before income taxes	4,429	4,208	221	5.3%

Income tax expense	(1,684)	(1,508)	(176)	11.7%
Net Income	$2,745	$2,700	$45	1.7%

NM = Not meaningful

Net Revenues

Net revenues increased $2.2 million, or 7%, for the three months ended March 31, 2017, due to growth in both of our primary revenue streams, subscriber and retransmission fees and advertising revenue. Subscriber and retransmission fees increased $1.6 million, or 9%, due to growth in subscribers and annual rate increases.  Advertising revenue increased $0.7 million, or 5%, due primarily to the World Baseball Classic, televised on WAPA.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	March 31, 2017	December 31, 2016	March 31, 2016
U.S. Cable Networks:
WAPA America (b)	4,231	4,189	4,017
Cinelatino	4,597	4,588	4,482
Pasiones	4,645	4,620	4,417
Centroamerica TV	4,099	4,063	3,990
Television Dominicana	3,330	3,249	3,041
Total	20,902	20,709	19,947

Latin America Cable Networks:
Cinelatino	16,012	15,430	12,331
Pasiones	13,524	13,235	10,069
Total	29,536	28,665	22,940

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above.

(b)         Excludes digital basic subscribers. Subscribers to WAPA America including digital basic subscribers increased 1.2% from March 31, 2016 to March 31, 2017, and decreased by 0.4% from December 31, 2016 to March 31, 2017.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues for the three months ended March 31, 2017, was consistent with the prior year’s quarter as the rights fee for the World Baseball Classic was offset by reductions in other programming costs.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, rent and other general administrative costs. Selling, general and administrative expenses increased $0.2 million, or 3%, for the three months ended March 31, 2017, driven by higher marketing and personnel costs, offset in part by lower stock compensation expense of $0.3 million.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense decreased $0.2 million, or 6%, for the three months ended March 31, 2017, due to the expiration of the useful lives of certain fixed assets, which were fully reflected in depreciation and amortization expense in the prior year period.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with corporate finance activities, including debt and equity financings, and acquisition activities. Other expenses for the three months ended March 31, 2017, increased $2.2 million, primarily related to costs incurred in connection with the amendment of the Term Loan during the current year period, as well as costs incurred with regards to acquisition and joint venture investment activity.

Gain on Disposition of Assets: Gain on disposition of assets reflects gains on disposal of equipment no longer used in our operations.

Interest Expense, net

For the three months ended March 31, 2017, interest expense decreased $0.3 million, or 11%, as compared to the prior year due to a lower outstanding loan balance in the current period as compared to the prior year period, and due to the amendment of our Term Loan Facility, which resulted in a reduction in the spread to LIBOR from 400 basis points to 350 basis points and the removal of the LIBOR floor.

Income Tax Expense

Income tax expense increased by $0.2 million for the three months ended March 31, 2017 primarily due to higher income before income taxes.  For more information, see Note 5, “‘Income taxes” of  Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Income

Net income increased 2% for the three months ended March 31, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At March 31, 2017, we had $164.4 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund acquisitions.

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

Cash Flows

	Three Months Ended March 31,
Amounts in thousands:	2017	2016
Cash provided by (used in):
Operating activities	$3,013	$1,786
Investing activities	(84)	(1,177)
Financing activities	(1,647)	(10,018)
Net increase (decrease) in cash	$1,282	$(9,409)

Comparison for the Three Months Ended March 31, 2017 and March 31, 2016

Operating Activities

Cash provided by operating activities was primarily driven by our net income, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the three months ended March 31, 2017 was $3.0 million, an increase of $1.2 million, as compared to $1.8 million in the prior year period, due primarily to a $1.8 million increase in net working capital, offset in part by a $0.6 million decrease in non-cash items.  Non-cash items decreased primarily as a result of a $0.3 million decrease in deferred tax expense, a $0.3 million decrease in stock-based compensation, and a $0.2 million decrease in depreciation and amortization expense, offset in part by a $0.4 million increase in programming amortization.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017, was $0.1 million, a decrease of $1.1 million as compared to $1.2 million in the prior year period.  The decrease is primarily due to lower capital expenditures, which is driven by the timing of capital projects.

Financing Activities

For the three months ended March 31, 2017 net cash used in financing activities was $1.6 million, as compared to $10.0 million in the prior year period.  This decrease is primarily due to higher principal debt payments made in the prior year period driven by the excess cash flow payment of $8.3 million pursuant to the terms of the Term Loan Facility, which the Company was not obligated to make in the current year period.   The decrease was also due to the repurchases in 2016 of Class A common stock and warrants totaling $2.3 million, offset in part by $1.1 million of financing fees incurred in connection with the Second Amended Term Loan Facility in the current period.  For more information, see Note 6, “Long-term debt” and Note 7, “Stockholders’ equity” of Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Second Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable rate of interest on the Second Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Second Amended Term Loan Facility, we currently do not speculate on the future direction of interest rates. As of March 31, 2017, our exposure to changing market rates with respect to the Second Amended Term Loan Facility was as follows (amounts in thousands):

March 31, 2017
Variable rate debt	$212.8
Interest rate	4.5%

As of March 31, 2017, the total outstanding balance on the Second Amended Term Loan Facility was approximately $212.8 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $212.8 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases in interest expense are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

Derivative Financial Instruments

On May 4, 2017, we entered into interest rate swap agreements with an effective date of May 31, 2017 with Royal Bank of Canada and CIT Bank, N.A. to fix the LIBOR portion of the interest rate on our Second Amended Term Loan Facility.   The interest rate swaps have a combined notional value of $100.0 million and fix LIBOR to 1.904% and mature on March 31, 2022.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at March 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of March 31, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating our Company and our Business.  If any of the risks occur, our Business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive.  We operate in a continually changing business environment and new risks emerge from time to time.  Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our Business or the extent to which any factor or combination of factors may impact our Business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our Business, financial condition and/or operating results.

There have not been any material changes during the quarter ended March 31, 2017 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: May 9, 2017	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 9, 2017	By:	/s/ Craig D. Fischer
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