Form 10-Q
period 2017-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2017-08-09
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 7, 2017
Class A common stock, par value $0.0001 per share	21,806,711 shares
Class B common stock, par value $0.0001 per share	20,800,998 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2017

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$155,520	$163,090
Accounts receivable, net of allowance for doubtful accounts of $1,737 and $1,711, respectively	22,925	25,566
Due from related parties	1,683	1,505
Programming rights	7,848	5,450
Prepaids and other current assets	11,197	7,904
Total current assets	199,173	203,515

Programming rights	11,213	10,450
Property and equipment, net	24,816	25,501
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	58,209	64,849
Deferred taxes	19,075	18,638
Equity method investments	14,350	—
Other assets	600	1,245
Total Assets	$533,679	$530,441

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,923	$3,525
Due to related parties	786	413
Accrued agency commissions	3,090	6,725
Accrued compensation and benefits	4,111	4,488
Accrued marketing	5,792	6,378
Taxes payable	56	1,619
Other accrued expenses	3,206	3,610
Programming rights payable	4,465	3,293
Current portion of long-term debt	2,133	—
Total current liabilities	26,562	30,051

Programming rights payable	896	107
Long-term debt, net of current portion	206,285	210,270
Deferred taxes	18,266	17,829
Derivative liability	340	—
Defined benefit pension obligation	2,573	2,844
Total Liabilities	254,922	261,101

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; and 25,140,546 and 24,944,913 shares issued at June 30, 2017 and December 31, 2016	2	2
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 20,800,998 shares issued and outstanding at June 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	263,177	261,051
Treasury stock, at cost 3,631,770 and 3,606,696 at June 30, 2017 and December 31, 2016, respectively	(35,364)	(35,069)
Retained earnings	51,763	43,837
Accumulated other comprehensive loss	(823)	(483)
Total Stockholders’ Equity	278,757	269,340
Total Liabilities and Stockholders’ Equity	$533,679	$530,441

See accompanying notes to unaudited condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenues	$35,180	$35,031	$68,339	$66,002

Operating Expenses:
Cost of revenues	10,298	10,638	20,543	20,821
Selling, general and administrative	9,843	9,520	19,335	18,776
Depreciation and amortization	4,067	4,061	8,182	8,417
Other expenses	474	119	2,724	132
Loss on disposition of assets	2	16	2	15
Total operating expenses	24,684	24,354	50,786	48,161

Operating income	10,496	10,677	17,553	17,841

Other:
Interest expense, net	(2,598)	(2,869)	(5,226)	(5,825)
Other income, net	121	—	121	—
Total other expenses, net	(2,477)	(2,869)	(5,105)	(5,825)

Income before income taxes	8,019	7,808	12,448	12,016

Income tax expense	(2,838)	(2,779)	(4,522)	(4,287)

Net income	$5,181	$5,029	$7,926	$7,729

Earnings per share:
Basic	$0.13	$0.12	$0.20	$0.18
Diluted	$0.13	$0.12	$0.19	$0.18

Weighted average shares outstanding:
Basic	40,633	42,546	40,574	42,844
Diluted	40,808	42,807	40,784	43,638

See accompanying notes to unaudited condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$5,181	$5,029	$7,926	$7,729
Net change in fair value of cash flow hedge	(340)	—	(340)	—
Other comprehensive loss	—	—	—	(8)
Comprehensive income	$4,841	$5,029	$7,586	$7,721

See accompanying notes to unaudited condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2017

(Unaudited)

(amounts in thousands)

								Accumulated
					Additional	Class A		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2016	24,944	$2	20,801	$2	$261,051	$(35,069)	$43,837	$(483)	$269,340
Net income	—	—	—	—	—	—	7,926	—	7,926
Purchase of common stock	196	—	—	—	—	(295)	—	—	(295)
Stock-based compensation	—	—	—	—	2,122	—	—	—	2,122
Exercise of warrants	0	—	—	—	4	—	—	—	4
Other comprehensive loss	—	—	—	—	—	—	—	(340)	(340)

Balance at June 30, 2017	25,140	$2	20,801	$2	$263,177	$(35,364)	$51,763	$(823)	$278,757

See accompanying notes to unaudited condensed consolidated financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$7,926	$7,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,182	8,417
Program amortization	6,799	5,990
Amortization of deferred financing costs	156	250
Amortization of original issue discount	173	189
Stock-based compensation	2,122	1,989
Provision for bad debts	31	321
Loss on disposition of assets	2	15
Deferred tax expense	—	341
Excess tax benefits	—	212
Other income	(121)	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	2,610	101
Programming Rights	(9,960)	(9,436)
Due from related parties	(178)	285
Prepaids and other assets	(2,648)	(2,116)
(Decrease) increase in:
Accounts payable	(602)	15
Due to related parties	373	(634)
Accrued expenses	(5,002)	(4,773)
Programming rights payable	1,961	1,622
Taxes payable	(1,563)	(573)
Other liabilities	(271)	100
Net cash provided by operating activities	9,990	10,044
Cash Flows From Investing Activities:
Funding of equity investments	(14,229)	—
Proceeds from sale of assets	—	2
Capital expenditures	(859)	(1,914)
Net cash used in investing activities	(15,088)	(1,912)
Cash Flows From Financing Activities:
Repayments of long-term debt	(1,067)	(8,278)
Financing fees	(1,114)	—
Purchase of common stock	(295)	(31,817)
Warrant repurchase	—	(976)
Warrant exercise	4	420
Exercise of stock options	—	155
Net cash used in financing activities	(2,472)	(40,496)

Net decrease in cash	(7,570)	(32,364)
Cash:
Beginning	163,090	179,532
Ending	$155,520	$147,168

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$4,926	$5,488
Income taxes	$8,265	$3,493

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of business

Nature of business:  The accompanying unaudited condensed consolidated financial statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), and HMTV Cable, Inc., the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below). Hemisphere was incorporated in Delaware on January 16, 2013 and consummated its initial public offering on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our consolidated financial statements.

We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We have no consolidating variable interests as of June 30, 2017.  Refer to Note 4, “Equity method investments,” of Notes to unaudited condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q for further information.

Basis of presentation:  The accompanying unaudited condensed consolidated financial statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and six months ended June 30, 2017 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for earnings per common share calculation:
Net income	$5,181	$5,029	$7,926	$7,729

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	40,633	42,546	40,574	42,844
Effect of dilutive securities
Stock options, restricted stock and warrants	175	261	210	794
Weighted-average common shares, diluted	40,808	42,807	40,784	43,638

EPS
Basic	$0.13	$0.12	$0.20	$0.18
Diluted	$0.13	$0.12	$0.19	$0.18

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 2.0 million shares of common stock for the three and six months ended June 30, 2017, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and six months ended June 30, 2017 and 2016. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recent accounting pronouncements: In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2017-09 — Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting.  The amendments in this Update affect any entity that changes the terms or conditions of a share-based payment award and provides guidance on which changes to terms or conditions of an award require an entity to apply modification accounting.   The amendments in this ASU are effective for all entities for annual periods, and all interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted.  Our consolidated financial statements would only be impacted if we were to make changes to share-based payment awards.

In March 2016, the FASB issued ASU 2016-09 - Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016.  The new standard impacts our financial statements by increasing or decreasing our income tax provision and increasing cash flow from operating activities.

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. Subsequent accounting standard updates have also been issued which amend and/or clarify the application of ASU 2014-09. The guidance provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2018 fiscal year and allows adoption either under a full retrospective or a modified retrospective approach. The Company has identified retransmission/subscriber fees and advertising sales as significant and is currently in the process of analyzing each of these revenue streams in accordance with the new guidance to determine the impact on the consolidated financial statements. When the Company has completed its evaluation, it will determine the method of transition that will be used in adopting the new standard.

Note 2. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Total expenses incurred were $0.6 million for each of the three months ended June 30, 2017 and 2016, and $1.3 million for each of the six months ended June 30, 2017 and 2016.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors in effect at the time of the consummation of our initial public offering) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. In February 2016, MVS terminated the agreement.  We continued to operate under the terms of the agreement through December 31, 2016.  As of January 1, 2017, we assumed the management of all the rights for Latin American third party distributors, and MVS retained the non-exclusive right in Mexico. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fee, which is presently equal to 13.5% of all license fees collected by MVS from third party distributors.  Total revenues recognized were $0.6 million and $0.9 million for each of the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively.

•                  An affiliation agreement through August 1, 2017, for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $0.6 million for each of the three months ended June 30, 2017 and 2016, and $1.1 million for each of the six months ended June 30, 2017 and 2016.

Amounts due from MVS pursuant to the agreements noted above amounted to $1.7 million and $1.5 million at June 30, 2017 and December 31, 2016, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $0.8 million and $0.4 million at June 30, 2017 and December 31, 2016, respectively, and are remitted monthly.

We renewed the three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.1 million for each of the three months ended June 30, 2017 and 2016, and $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. No amounts were due to this related party at June 30, 2017 and December 31, 2016.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara, for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for each of the three and six months ended June 30, 2017 and 2016.  At June 30, 2017 and December 31, 2016, $0.1 million is included in programming rights related to these agreements.

We entered into agreements to license the rights to motion pictures from Lionsgate for a total license fee of $1.0 million. Some of the titles are owned or controlled by Pantelion Films, LLC (“Pantelion”), for which Lionsgate acts as Pantelion’s exclusive licensing agent. Pantelion is a joint venture made up of several organizations, including Panamax (an entity owned by James M. McNamara), Lionsgate and Grupo Televisa. Fees paid by Cinelatino to Lionsgate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.1 million and $0.0 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and December 31, 2016, $0.2 million and $0.3 million, respectively, is included in programming rights.

We entered into an agreement to purchase the rights to motion pictures from Frontera Productions, LLC. One of our Board members in 2017, Gabriel Brenner, holds an equity stake in this entity.  The total license fee is $0.1 million.  No expenses have been incurred as of June 30, 2017.  Refer to Note 11, “Commitments”, of Notes to unaudited condensed consolidated financial statements.

We entered into a services agreement with InterMedia Advisors, LLC (“IMA”) which has officers, directors and stockholders in common with the Company for services including, without limitation, office space and operational support pursuant to a reimbursement agreement with IMA’s affiliate, InterMedia Partners VII, L.P. Expenses incurred under this agreement are included in selling, general and administrative expenses and amounted to $0.0 million for each of the three and six month periods ended June 30, 2017 and 2016. The amounts due from this related party totaled $0.0 million as of June 30, 2017 and December 31, 2016.

Note 3. Goodwill and intangible assets

Goodwill and intangible assets consist of the following at June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30,	December 31,
	2017	2016
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	58,209	64,849
Total intangible assets	$264,452	$271,092

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the six months ended June 30, 2017 is as follows (amounts in thousands):

	Net Balance at December 31, 2016	Additions	Impairment	Net Balance at June 30, 2017
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the six months ended June 30, 2017 is as follows (amounts in thousands):

	Net Balance at December 31, 2016	Additions	Amortization	Net Balance at June 30, 2017
Affiliate relationships	$44,468	$—	$(6,092)	$38,376
Advertiser relationships	1,792	—	(276)	1,516
Non-compete agreement	1,784	—	(274)	1,510
Other intangibles	119	21	(19)	121
Total finite-lived intangibles	$48,163	$21	$(6,661)	$41,523

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.3 million and $3.4 million for the three months ended June 30, 2017 and 2016, respectively, and $6.7 million for each of the six months ended June 30, 2017 and 2016.  The weighted average remaining amortization period is 3.8 years at June 30, 2017.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2017	$6,617
2018	13,212
2019	8,462
2020	6,042
2021 and thereafter	7,190
$41,523

Note 4. Equity method investments

The Company makes investments that support its underlying business strategy and enable it to enter new markets.  The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. Certain of the Company’s equity investments are variable interest entities, for which the Company is not the primary beneficiary.

On November 3, 2016, we acquired a 25% interest in PANTAYA, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a VIE that is accounted for under the equity method. As of June 30, 2017, we have not funded any capital contributions to PANTAYA.  We record income/loss on investment on a one quarter lag. Our share of the loss incurred by PANTAYA through June 30, 2017, $0.2 million, will be recorded as an offset to the investment and as Loss from equity investees in the income statement when a capital contribution is made.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal Uno in Colombia the (“Canal Uno Partnership”). Canal Uno is one of only three national broadcast television networks in Colombia. The Canal Uno Partnership began operations of the network through a newly formed joint venture vehicle on May 1, 2017.  The Company has a 20% interest in the JV, which is deemed a VIE that is accounted for under the equity method. For the period ended June 30, 2017, we recorded $9.1 million in Equity method investments, related to Canal Uno.  We record the income/loss on investment on a one quarter lag. Through June 30, 2017, we have recorded $0.1 million in loss related to this investment.  Additionally, we earned a preferred return on capital funded.  Through June 30, 2017, we recorded $0.2 million of income in Other income, net.  In the three and six months ended June 30, 2017, we recorded $0.1 million in income in Other income, net related to this investment.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, an influential digital media company targeting English speaking and bilingual U.S. Hispanics aged 18-35 through innovative content. For the six months ended June 30, 2017, we have recorded $5.0 million in Equity method investments related to REMEZCLA. The Company records the income/loss on investment on a one quarter lag.  In the three and six months ended June 30, 2017, we recorded $0 in Other income, net related to this investment.

Note 5. Income taxes

For the six months ended June 30, 2017 and 2016, our income tax expense has been computed utilizing the estimated annual effective rates of 35.9% and 35.8%, respectively. The difference between the annual effective rate of 35.9% and the statutory Federal income tax rate of 35% in the six months ended June 30, 2017, is driven by foreign withholding taxes and foreign permanent differences, which were offset by foreign tax credits. The difference between the annual effective rate of 35.8% and the statutory Federal income tax rate of 35% in the six month period ended June 30, 2016, is primarily due to state and foreign income taxes.

Income tax expense for the three and six months ended June 30, 2017, was $2.8 million and $4.5 million, respectively. Income tax expense for the three and six months ended June 30, 2016, was $2.8 million and $4.3 million, respectively.

Note 6. Long-term debt

Long-term debt at June 30, 2017 and December 31, 2016 consists of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
Senior Notes due February 2024	$208,418	$—
Senior Notes due July 2020	—	210,270
Less: Current portion	2,133	—
	$206,285	$210,270

On July 31, 2014, certain of our subsidiaries (the “Borrowers”) entered into an amended credit agreement providing for a $225.0 million senior secured term loan B facility (the “Term Loan Facility”), which was due to mature on July 30, 2020. Pricing on the Term Loan Facility was set at LIBOR plus 400 basis points (subject to a LIBOR floor of 1.00%).

On February 14, 2017 (the “Closing Date”), the Borrowers amended the Term Loan Facility (the “Second Amended Term Loan Facility”). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility, bears interest at the Borrowers’ option of either (i) LIBOR plus a margin of 3.50% (decreased from a margin of 4.00% under the Term Loan Facility) or (ii) or an Alternate Base Rate (“ABR”) plus a margin of 2.50% (decreased from a margin of 3.00% under the Term Loan Facility). There is no LIBOR floor (a decrease from a LIBOR floor of 1.00% under the Term Loan Facility). The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the “Incremental Facility”) allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the “Incremental Facility Increase”) provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each cap the cash netted against debt up to a maximum amount of $60.0 million (increased from $45.0 million under the Term Loan Facility). Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the “Incremental Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

The Second Amended Term Loan Facility requires the Borrowers to make amortization payments (in quarterly installments) equal to 1.00% per annum with respect to the Second Amended Term Loan Facility with any remaining amount due at final maturity. The Second Amended Term Loan Facility principal payments commenced on March 31, 2017, with a final installment due on February 14, 2024. Voluntary prepayments are permitted, in whole or in part, subject to certain minimum prepayment requirements.

In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, interest charges, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.6x at December 31, 2016, resulting in an excess cash flow percentage of 0% and therefore, no excess cash flow payment was required to be paid in 2017.

In accordance with Accounting Standards Codification (“ASC”) 470 - Debt, the refinancing arrangement was deemed a modification of the Term Loan Facility and as such, an additional $1.1 million of original issue discount (“OID”) incurred in connection with the Second Amended Term Loan Facility was added to the existing OID. As of June 30, 2017, the OID balance was $2.2 million, net of accumulated amortization of $1.3 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the unaudited condensed consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. Financing costs of $1.4 million incurred in connection with the Second Amended Term Loan Facility were expensed in the period in accordance with ASC 470 — Debt and are included in Other expenses in the unaudited condensed consolidated statement of operations at June 30, 2017. In accordance with ASU 2015-15 Interest — Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.6 million, net of accumulated amortization of $2.3 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at June 30, 2017 as presented on the unaudited condensed consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at June 30, 2017 and December 31, 2016, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of June 30, 2017 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2017	$1,067
2018	2,133
2019	2,133
2020	2,133
2021 and thereafter	204,815
$212,281

Note 7. Derivative instruments

We use derivative financial instruments in the management of our exposure to interest rate. Our strategy is to eliminate the cash flow risk on a portion of the variable rate debt caused by changes in the designated benchmark interest rate, LIBOR. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

At May 4, 2017, we entered into two identical pay-fixed, receive-variable, interest rate swaps with two different counter parties, to hedge the variability in the LIBOR interest payments on an aggregate notional value of $100.0 million of our Second Amended Term Loan Facility beginning May 31, 2017, through the expiration of the swaps on March 31, 2022. At inception, these interest rate swaps were designated as cash flow hedges of interest rate risk, and as such, the effective portion of unrealized changes in market value is recorded in Accumulated other comprehensive income (“AOCI”). Any losses from hedge ineffectiveness will be recognized in current earnings.

The change in the fair value of the interest rate swap agreements in the three month period ended June 30, 2017 was a loss of $0.3 million, and was included in AOCI. The Company paid $0.0 million of net interest on the settlement of the interest rate swap agreements for the three month periods ended June 30, 2017. As of June 30, 2017, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months. No gain or loss was recorded in earnings for the three and six months ended June 30, 2017.

The fair value of the interest rate swaps as of June 30, 2017 was $0.3 million and was recorded in Derivative liability in non-current liabilities on the unaudited condensed consolidated balance sheets.

By entering into derivative instrument contracts, we are exposed to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty. Our derivative instruments do not contain any credit-risk related contingent features.

Note 8. Fair Value Measurements

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our unaudited condensed consolidated balance sheets as of June 30, 2017 (amounts in thousands):

		Estimated Fair Value
		June 30, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total

Cash flow hedges:
Derivative Liability	Other non-current liabilities	—	$340	—	$340

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 9. Stockholders’ equity

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At June 30, 2017, 2.8 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.1 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $2.1 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was $2.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. At June 30, 2017, there was $3.2 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Black-Scholes Option Valuation Assumptions	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Risk-free interest rate	—	1.6%-2.4%
Dividend yield	—	—
Volatility	—	26.4%-32.4%
Weighted-average expected term (years)	—	6.2

The following table summarizes stock option activity for the six months ended June 30, 2017 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2016	2,920	$11.64	7.6	$1,274
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(3)	12.10	—	—
Expired	(40)	11.51	—	—
Outstanding at June 30, 2017	2,877	$11.64	7.1	$2,139
Vested at June 30, 2017	1,822	$11.64	6.5	$1,637
Exercisable at June 30, 2017	1,822	$11.64	6.5	$1,637

No options were granted during the six months ended June 30, 2017. At June 30, 2017, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the six months ended June 30, 2017 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2016	561	$10.58
Granted	99	11.10
Vested	(195)	11.73
Forfeited	—	—
Outstanding at June 30, 2017	465	$10.21

At June 30, 2017, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

At June 30, 2017, 12.3 million warrants, exercisable into 6.1 million shares of our Class A common stock, were issued and outstanding. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. Warrants may be exercised only through the date of expiration and are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants at an effective exercise price of $12.00 per share. At the option of the Company, 7.6 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of 20 trading days within the 30-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. During the six months ended June 30, 2017, no warrants were repurchased. There were 716 warrants exercised during the six months ended June 30, 2017.

Note 10. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 11. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.2 million for each of the three months ended June 30, 2017 and 2016, and $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively.

We have certain commitments including various operating leases and funding obligations for certain equity investments.

Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Six months Ending June 30,	Operating Leases	Other Commitments	Total
Remainder of 2017	$303	$8,125	$8,428
2018	456	7,732	8,188
2019	449	2,385	2,834
2020	358	622	980
2021 and thereafter	997	10	1,007
Total	$2,563	$18,874	$21,437

Note 12. Subsequent events

On July 14, 2017, WAPA entered into a new collective bargaining agreement with Union de Periodistas Artes Graficas y Ramas Anexas, which remains in effect through May 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company

We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets. Headquartered in Miami, Florida, we own and operate a variety of media businesses. Our portfolio consists of:

•                  Cinelatino: the leading Spanish-language cable movie network with over 20 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall, based on coverage ratings.

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

•                  WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S. WAPA America’s programming includes approximately 70 hours per week of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 5.1 million subscribers.

•                  Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features many of the best telenovelas licensed from top producers throughout the world. Pasiones has over 18 million subscribers across the U.S. and Latin America.

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

•                  Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to over 3.4 million subscribers.

•                  Canal Uno: a partnership with leading Colombian content producers, is one of only three national broadcast television networks in Colombia. The partnership was awarded a 10-year renewable broadcast television concession for Canal Uno in 2016.  The partnership began operating the network on May 1, 2017.

•                  PANTAYA: a cross-platform Spanish-language digital subscription service that is well positioned to be the dominant player in the Spanish-language OTT space. The service will allow audiences to access many of the best and most current Spanish-language films and launched on August 1, 2017. It will include content from our movie library, Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Grupo Televisa’s theatrical releases in Mexico. The service will utilize STARZ’s technology platform and leverage Univision’s marketing and distribution.

•                  REMEZCLA: an influential digital media company targeting English speaking and bilingual U.S. Hispanics aged 18-35 through innovative digital content.

Our two primary sources of revenues are advertising revenues and retransmission/subscriber fees. All of our Networks derive revenues from advertising, including Cinelatino, which introduced advertising in July 2015. Advertising revenues are generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenues are tied to the success of our programming, including the popularity of our programming as measured by Nielsen. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2016, we experienced higher advertising sales as a result of political advertising spending during the 2016 gubernatorial elections. The next election in Puerto Rico will be in 2020.

All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which generally provide for annual rate increases. The specific retransmission/subscriber fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in retransmission/subscriber fees are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our retransmission/subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, and new system launches. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements.

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

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and significant growth in subscribers, as the U.S. Hispanic population continues its long-term growth. Cinelatino is presently rated by Nielsen.

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

MVS, one of our stockholders, provides operational, technical and distribution services to Cinelatino pursuant to several agreements. An agreement that had granted MVS the non-exclusive right to distribute the service throughout Latin America was terminated by MVS effective February 29, 2016. We continued to operate under the terms of the agreement through December 31, 2016. As of January 1, 2017, we assumed the management of all of the rights for Latin American third party distributors and MVS retained the non-exclusive right in Mexico.

An agreement between Cinelatino and Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes the network and Cinelatino receives revenue, expired on August 1, 2017.  We continue to operate under the terms of the expired agreement.

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

(amounts in thousands)

			$ Change	% Change			$ Change	% Change
	Three Months Ended June 30,		Favorable/	Favorable/	Six Months Ended June 30,		Favorable/	Favorable/
	2017	2016	(Unfavorable)	(Unfavorable)	2017	2016	(Unfavorable)	(Unfavorable)

Net revenues	$35,180	$35,031	$149	0.4%	$68,339	$66,002	$2,337	3.5%
Operating Expenses:
Cost of revenues	10,298	10,638	340	3.2%	20,543	20,821	278	1.3%
Selling, general and administrative	9,843	9,520	(323)	(3.4)%	19,335	18,776	(559)	(3.0)%
Depreciation and amortization	4,067	4,061	(6)	(0.1)%	8,182	8,417	235	2.8%
Other expenses	474	119	(355)	NM	2,724	132	(2,592)	NM
Loss on disposition of assets	2	16	14	87.5%	2	15	13	86.7%
Total operating expenses	24,684	24,354	(330)	(1.4)%	50,786	48,161	(2,625)	(5.5)%

Operating income	10,496	10,677	(181)	(1.7)%	17,553	17,841	(288)	(1.6)%

Other, net:
Interest expense, net	(2,598)	(2,869)	271	9.4%	(5,226)	(5,825)	599	10.3%
Other income, net	121	—	121	NM	121	—	121	NM
Total Other, net	(2,477)	(2,869)	392	13.7%	(5,105)	(5,825)	720	12.4%

Income before income taxes	8,019	7,808	211	2.7%	12,448	12,016	432	3.6%

Income tax expense	(2,838)	(2,779)	59	2.1%	(4,389)	(4,522)	(235)	(5.5)%
Net Income	$5,181	$5,029	$152	3.0%	$7,926	$7,729	$197	2.6%

NM = Not meaningful

Net Revenues

Net revenues increased $0.1 million for the three months ended June 30, 2017, due to growth in subscriber and retransmission fees and other revenue, which were offset by a decline in advertising revenue. Subscriber and retransmission fees grew $1.6 million, or 9%, across all of our channels driven by subscriber growth, new launches and annual rate increased. Advertising revenue decreased $2.1 million, or 12%, due to political advertising in 2016 and a decline in the television advertising market in Puerto Rico. Additionally, our U.S. cable networks were impacted by softness in the direct response advertising market. Other revenues, which is primarily related to the licensing of our content, grew $0.6 million due to the timing and availability of content we licensed to third parties. Excluding political advertising revenue in the prior year period, net revenue increased $0.9 million, or 3%, for the three months ended June 30, 2017.

Net revenues increased $2.3 million, or 4%, for the six months ended June 30, 2017, due to growth in subscriber and retransmission fees and other revenue, which were partially offset by a decline in advertising revenue. Subscriber and retransmission fees increased $3.2 million, or 9%, due to subscriber growth, new launches and annual rate increased. Advertising revenue decreased $1.4 million, or 5%, due primarily to political advertising in 2016 and softness in the direct response advertising market, which impacted our U.S. cable networks. Other revenues, increased $0.5 million due to the timing and availability of content we licensed to third parties. Excluding political advertising revenue in the prior year period, net revenue increased $3.1 million, or 5%, for the six months ended June 30, 2017.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	June 30, 2017	December 31, 2016	June 30, 2016
U.S. Cable Networks:
WAPA America (b)	4,276	4,189	4,061
Cinelatino	4,568	4,588	4,535
Pasiones	4,635	4,620	4,483
Centroamerica TV	4,096	4,063	4,022
Television Dominicana	3,395	3,249	3,106
Total	20,970	20,709	20,207

Latin America Cable Networks:
Cinelatino	16,059	15,430	12,987
Pasiones	13,380	13,235	10,820
Total	29,439	28,665	23,807

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above.

(b)         Excludes digital basic subscribers. Subscribers to WAPA America including digital basic subscribers decreased 1.8% from June 30, 2016 to June 30, 2017, and decreased by 3.1% from December 31, 2016 to June 30, 2017.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. Cost of revenues decreased $0.3 million, or 3%, for the three months ended June 30, 2017, and decreased $0.3 million, or 1%, for the six months ended June 30, 2017. The decreases were driven by lower news and programming costs, due to the cancellation of certain programs and the timing of certain sports rights. The decrease in the six month period was offset in part by higher programming costs related to the World Baseball Classic.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, rent and other general administrative costs. Selling, general and administrative expenses increased $0.3 million, or 3%, for the three months ended June 30, 2017, and increased $0.6 million, or 3%, for the six months ended June 30, 2017. The increases were primarily due to higher stock compensation expense and higher personnel expenses and consulting fees incurred in connection with our equity investments, which were partially offset by lower marketing expenses and a decrease in bad debt expense.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense was flat for the quarter ended June 30, 2017, and decreased $0.2 million, or 3%, for the six months ended June 30, 2017. The decrease in the six month period ended June 30, 2017, was due to the expiration of the useful lives of certain fixed assets, which were reflected in depreciation and amortization expense in the prior year period.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with corporate finance activities, including debt and equity financings, and acquisition activities. Other expenses for the three months ended June 30, 2017, increased $0.4 million, and for the six months ended June 30, 2017, increased by $2.6 million. The increase in the quarter was due primarily to costs incurred in connection with investment activity . The increase in the six month period ended June 30, 2017 was primarily due to costs incurred in connection with the refinancing of our Second Amended Term Loan Facility.

Loss on Disposition of Assets: Loss on disposition of assets reflects loss on disposal of equipment no longer used in our operations.

Interest Expense, net

For the three and six months ended June 30, 2017, interest expense decreased $0.3 million, or 9%, and $0.6 million, or 10%, due to lower interest rates as a result of refinancing our Second Amended Term Loan Facility in February 2017, and to a lower outstanding principle balance.

Other income, net

Other income, net increased $0.1 million, driven by the preferred return on capital funding related to our Colombian joint venture of $0.2 million, which was partially offset by our share of losses from our equity method investees of $0.1 million for the three and six months ended June 30, 2017. See Note 4, “Equity method investments” of the Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Income Tax Expense

Income tax expense increased by $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, driven by higher pretax income. For more information, see Note 5, “Income taxes” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Net Income

Net income increased by $0.2 million in each of the three and six months ended June 30, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At June 30, 2017, we had $155.5 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments and acquisitions.

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

Cash Flows

	Six Months Ended June 30,
Amounts in thousands:	2017	2016
Cash provided by (used in):
Operating activities	$9,990	$10,044
Investing activities	(15,088)	(1,912)
Financing activities	(2,472)	(40,496)
Net decrease in cash	$(7,570)	$(32,364)

Comparison for the Six Months Ended June 30, 2017 and June 30, 2016

Operating Activities

Cash provided by operating activities was primarily driven by our net income, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities of $10.0 million for the six months ended June 30, 2017 was flat as compared the prior year period. An increase in Net income of $0.2 million was offset by a $0.4 million decrease in non-cash items. The decrease in non-cash items was driven by lower deferred taxes of $0.3 million, lower bad debt expense of $0.3 million, lower depreciation and amortization expense of $0.2 million, lower excess tax benefits of $0.2 million, and income generated by equity investments of $0.1 million, which was offset by an increase in program amortization of $0.8 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017, was $15.1 million, an increase of $13.2 million as compared to $1.9 million in the prior year period. The increase is primarily due to the funding of equity investments totaling $14.2 million, offset in part by lower capital expenditures.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017, was $2.5 million, as compared to $40.5 million in the prior year period. The decrease is primarily due to repurchases in 2016 of common stock and warrants totaling $32.5 million, and higher principal debt payments of $7.2 million made in the prior year period. The increase in the prior year principal debt payments was driven by an excess cash flow payment of $8.3 million pursuant to the terms of the Term Loan Facility, which the Company was not obligated to make in the current year period. The decreases were offset in part by $1.1 million of financing fees incurred in connection with the Second Amended Term Loan Facility in the current period. For more information, see Note 6, “Long-term debt” and Note 9, “Stockholders’ equity” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Second Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable rate of interest on the Second Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. As of June 30, 2017, our exposure to changing market rates with respect to the Term Loan Facility was as follows (amounts in thousands):

June 30, 2017
Variable rate debt	$212.3
Interest rate	4.7%

As of  June 30, 2017, the total outstanding balance on the Second Amended Term Loan Facility was approximately $ 212.3 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $212.3 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases in interest expense are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

Interest Rate Risk

We use derivative financial instruments in the management of our exposure to interest rate. Our strategy is to eliminate the cash flow risk on a portion of the variable rate debt caused by changes in the designated benchmark interest rate, LIBOR. The Company does not enter into or hold derivative financial instruments for speculative trading purposes and we only enter into interest rate swap contracts with financial institutions that we believe are creditworthy counterparties. We monitor the financial institutions that are counterparties to our interest rate swap contracts and to the extent necessary, may diversify our swap contracts among various counterparties to mitigate exposure to any single financial institution.

As of June 30, 2017, we have interest rate swap contracts outstanding with notional amounts aggregating $100.0 million. The aggregate fair values of interest rate swap contracts at June 30, 2017, was a net liability of $0.3 million. Cumulative unrealized losses, on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $0.3 million and is included in accumulated other comprehensive loss. At June 30, 2017, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at  June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have not been any material changes during the quarter ended June 30, 2017 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

3.1

Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2017)

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

HEMISPHERE MEDIA GROUP, INC.

DATE: August 9, 2017	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 9, 2017	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1

Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2017)

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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