Form 10-Q
period 2017-09-30
HEMISPHERE MEDIA GROUP, INC.
filed 2017-11-09
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 6, 2017
Class A common stock, par value $0.0001 per share	20,327,636 shares
Class B common stock, par value $0.0001 per share	20,800,998 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2017

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA2 Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA2 Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to our Annual Report on Form 10-K filed with the SEC on March 15, 2017; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015;  “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA2 Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA.

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

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q, those factors include:

•                  the effects of Hurricanes Irma and Maria in the short and long-term on our business and the advertising market in Puerto Rico as well as our customers, employees, third-party vendors and suppliers;

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$140,321	$163,090
Accounts receivable, net of allowance for doubtful accounts of $1,746 and $1,711, respectively	25,243	25,566
Due from related parties	1,889	1,505
Programming rights	7,922	5,450
Prepaids and other current assets	8,686	7,904
Total current assets	184,061	203,515

Programming rights	11,852	10,450
Property and equipment, net	24,603	25,501
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	54,967	64,849
Deferred taxes	18,830	18,638
Equity method investments	24,406	—
Other assets	808	1,245
Total Assets	$525,770	$530,441

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$5,034	$3,525
Due to related parties	1,236	413
Accrued agency commissions	3,116	6,725
Accrued compensation and benefits	4,258	4,488
Accrued marketing	5,183	6,378
Taxes payable	36	1,619
Other accrued expenses	3,434	3,610
Programming rights payable	3,971	3,293
Current portion of long-term debt	2,133	—
Total current liabilities	28,401	30,051

Programming rights payable	805	107
Long-term debt, net of current portion	205,897	210,270
Deferred taxes	17,829	17,829
Swap liability	208	—
Defined benefit pension obligation	2,595	2,844
Total Liabilities	255,735	261,101

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; and 25,171,432 and 24,944,913 shares issued at September 30, 2017 and December 31, 2016	2	2
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 20,800,998 shares issued and outstanding at September 30, 2017 and December 31, 2016	2	2
Additional paid-in capital	264,366	261,051
Treasury stock, at cost 4,481,439 and 3,606,696 at September 30, 2017 and December 31, 2016, respectively	(46,089)	(35,069)
Retained earnings	52,445	43,837
Accumulated other comprehensive loss	(691)	(483)
Total Stockholders’ Equity	270,035	269,340
Total Liabilities and Stockholders’ Equity	$525,770	$530,441

See accompanying notes to unaudited condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net revenues	$32,173	$33,116	$100,512	$99,118

Operating Expenses:
Cost of revenues	9,883	9,826	30,426	30,647
Selling, general and administrative	9,510	8,999	28,845	27,775
Depreciation and amortization	4,041	4,083	12,223	12,500
Other expenses	332	638	3,056	770
(Gain) loss on disposition of assets	—	(9)	2	6
Total operating expenses	23,766	23,537	74,552	71,698

Operating income	8,407	9, 579	25,960	27,420

Other:
Interest expense, net	(2,863)	(2,954)	(8,089)	(8,779)
Loss on equity method investments, net	(2,571)	—	(2,450)	—
Loss on impairment of fixed assets	(533)	—	(533)	—
Total other expenses, net	(5,967)	(2,954)	(11,072)	(8,779)

Income before income taxes	2,440	6,625	14,888	18,641

Income tax expense	(1,758)	(2,276)	(6,280)	(6,563)

Net income	$682	$4,349	$8,608	$12,078

Earnings per share:
Basic	$0.02	$0.11	$0.21	$0.29
Diluted	$0.02	$0.11	$0.21	$0.28

Weighted average shares outstanding:
Basic	40,398	40,499	40,515	42,057
Diluted	40,925	41,035	40,831	42,764

See accompanying notes to unaudited condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$682	$4,349	$8,608	$12,078
Net change in fair value of cash flow hedge	132	—	(208)	—
Other comprehensive loss	—	—	—	(8)
Comprehensive income	$814	$4,349	$8,400	$12,070

See accompanying notes to unaudited condensed consolidated financial statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2017

(Unaudited)

(amounts in thousands)

								Accumulated
					Additional	Class A		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2016	24,944	$2	20,801	$2	$261,051	$(35,069)	$43,837	$(483)	$269,340
Net income	—	—	—	—	—	—	8,608	—	8,608
Vesting of restricted stock	204	—	—	—	—	(324)	—	—	(324)
Stock-based compensation	—	—	—	—	3,104	—	—	—	3,104
Repurchase of Class A common stock	—	—	—	—	—	(10,696)	—	—	(10,696)
Exercise of warrants	23	—	—	—	211	—	—	—	211
Other comprehensive loss	—	—	—	—	—	—	—	(208)	(208)

Balance at September 30, 2017	25,171	$2	20,801	$2	$264,366	$(46,089)	$52,445	$(691)	$270,035

See accompanying notes to unaudited condensed consolidated financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Net income	$8,608	$12,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,223	12,500
Program amortization	9,572	9,010
Amortization of deferred financing costs	217	375
Amortization of original issue discount	258	284
Stock-based compensation	3,104	2,522
Provision for bad debts	48	262
Loss on disposition of assets	2	6
Deferred tax expense	(192)	(2,781)
Loss on equity method investments, net	2,450	—
Loss on impairment of fixed assets	533	—
Excess tax benefits	—	209
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	275	879
Programming Rights	(13,446)	(12,754)
Due from related parties	(384)	423
Prepaids and other assets	(345)	(3,496)
(Decrease) increase in:
Accounts payable	1,509	(126)
Due to related parties	823	(851)
Accrued expenses	(5,210)	(2,432)
Programming rights payable	1,376	(123)
Taxes payable	(1,583)	(1,665)
Other liabilities	(249)	150
Net cash provided by operating activities	19,589	14,470
Cash Flows From Investing Activities:
Funding of equity investments	(26,856)	—
Proceeds from sale of assets	—	10
Capital expenditures	(1,979)	(2,927)
Net cash used in investing activities	(28,835)	(2,917)
Cash Flows From Financing Activities:
Repayments of long-term debt	(1,600)	(8,278)
Purchase of common stock	(11,020)	(31,846)
Financing fees	(1,114)	—
Warrant repurchase	—	(976)
Warrant exercise	211	420
Exercise of stock options	—	155
Net cash used in financing activities	(13,523)	(40,525)

Net decrease in cash	(22,769)	(28,972)
Cash:
Beginning	163,090	179,532
Ending	$140,321	$150,560

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$7,654	$8,215
Income taxes	$8,268	$11,230

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Nature of business

Nature of business:  The accompanying unaudited condensed consolidated financial statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), HMTV Cable, Inc., the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below) and HMTV Uno, S.A.S. Hemisphere was incorporated in Delaware on January 16, 2013 and consummated its initial public offering on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our consolidated financial statements.

We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We have no consolidating variable interests as of September 30, 2017.  Refer to Note 5, “Equity method investments,” of Notes to unaudited condensed consolidated financial statements, included in this Quarterly Report on Form 10-Q for further information.

Basis of presentation:  The accompanying unaudited condensed consolidated financial statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and nine months ended September 30, 2017 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for earnings per common share calculation:
Net income	$682	$4,349	$8,608	$12,078

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	40,398	40,499	40,515	42,057
Effect of dilutive securities
Stock options, restricted stock and warrants	527	536	316	707
Weighted-average common shares, diluted	40,925	41,035	40,831	42,764

EPS
Basic	$0.02	$0.11	$0.21	$0.29
Diluted	$0.02	$0.11	$0.21	$0.28

On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. As of September 30, 2017, the Company had $14.3 million of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on July 17, 2018.

All common stock repurchases have been made through open market transactions and have been recorded as treasury stock on the condensed consolidated balance sheet. As of September 30, 2017, the Company had repurchased 0.8 million shares of  Class A common stock under the repurchase program for an aggregate purchase price of $10.7 million.

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Potentially dilutive securities representing 1.9 million and 2.0 million shares of common stock for the three and nine months ended September 30, 2017, respectively, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and nine months ended September 30, 2017 and 2016. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recent accounting pronouncements: In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” or “Update”) 2017-12 — Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The amendments in this Update apply to any entity that elects to apply hedge accounting and is intended to better align an entity’s risk management activities and financial reporting for hedging relationships. The Update amends effectiveness testing requirements, income statement presentation and disclosures and permits additional risk management strategies to qualify for hedge accounting.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early application is permitted; the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.  We are currently evaluating the impact of this Update on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 — Compensation - Stock Compensation (Topic 718) Scope of Modification Accounting.  The amendments in this Update affect any entity that changes the terms or conditions of a share-based payment award and provides guidance on which changes to terms or conditions of an award require an entity to apply modification accounting.   The amendments in this ASU are effective for all entities for annual periods, and all interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted.  Our consolidated financial statements would only be impacted if we were to make changes to share-based payment awards.

In March 2016, the FASB issued ASU 2016-09 — Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and has been adopted by the Company.

In May 2014, the FASB issued ASU 2014-09 — Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. Subsequent accounting standard updates have also been issued which amend and/or clarify the application of ASU 2014-09. The guidance provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2018 fiscal year and allows adoption either under a full retrospective or a modified retrospective approach. The Company has identified retransmission/subscriber fees and advertising sales as significant and has substantially completed its review of each of these revenue streams in accordance with the new guidance.  The Company has determined that it will use the prospective method of transition in adopting the new standard.

Note 2. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Total expenses incurred were $0.6 million for each of the three months ended September 30, 2017 and 2016, and $1.9 million for each of the nine months ended September 30, 2017 and 2016.

•                  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors in effect at the time of the consummation of our initial public offering) to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. In February 2016, MVS terminated the agreement.  We continued to operate under the terms of the agreement through December 31, 2016.  As of January 1, 2017, we assumed the management of all the rights for Latin American third party distributors, and MVS retained the non-exclusive right in Mexico. Pursuant to the agreement, Cinelatino receives revenue net of MVS’s distribution fee, which is presently equal to 13.5% of all license fees collected by MVS from third party distributors.  Total revenues recognized were $0.3 million and $0.8 million for each of the three months ended September 30, 2017 and 2016, respectively, and $1.4 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively.

•                  An affiliation agreement through August 1, 2017, for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. We continue to operate under the terms of this agreement while we negotiate the renewal. Total revenues recognized were $0.5 million  and $0.6 million for the three months ended September 30, 2017 and 2016,  respectively, and $1.6 million and $1.7 million for of the nine months ended September 30, 2017 and 2016, respectively.

Amounts due from MVS pursuant to the agreements noted above amounted to $1.9 million and $1.3 million at September 30, 2017 and December 31, 2016, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $1.3 million and $0.5 million at September 30, 2017 and December 31, 2016, respectively, and are remitted monthly.

We renewed the three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company’s Board of Directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.1 million for each of the three months ended September 30, 2017 and 2016, and $0.4 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. No amounts were due to this related party at September 30, 2017 and December 31, 2016.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara, for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.0 million for each of the three and nine months ended September 30, 2017 and 2016.  At September 30, 2017 and December 31, 2016, $0.1 million is included in programming rights related to these agreements.

We entered into agreements to license the rights to motion pictures from Lionsgate for a total license fee of $1.0 million. Some of the titles are owned or controlled by Pantelion Films, LLC (“Pantelion”), for which Lionsgate acts as Pantelion’s exclusive licensing agent. Pantelion is a joint venture made up of several organizations, including Panamax (an entity owned by James M. McNamara), Lionsgate and Grupo Televisa. Fees paid by Cinelatino to Lionsgate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues and amounted to $0.1 million and $0.0 million for the three months ended September 30, 2017 and 2016, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and December 31, 2016, $0.1 million and $0.3 million, respectively, is included in programming rights.

We entered into an agreement to purchase the rights to motion pictures from Frontera Productions, LLC. One of our former Board members, Gabriel Brenner, holds an equity stake in this entity.  The total license fee is $0.1 million.  No expenses have been incurred as of September 30, 2017.  Refer to Note 12, “Commitments”, of Notes to unaudited condensed consolidated financial statements.

We entered into a services agreement with InterMedia Advisors, LLC (“IMA”) which has officers, directors and stockholders in common with the Company for services including, without limitation, office space and operational support pursuant to a reimbursement agreement with IMA’s affiliate, InterMedia Partners VII, L.P. Expenses incurred under this agreement are included in selling, general and administrative expenses and amounted to $0.0 million for each of the three and nine month periods ended September 30, 2017 and amounted to $0.0 million and $0.1 million for the three and nine month periods ended September 30, 2016. The amounts due from this related party totaled $0.0 million as of September 30, 2017 and December 31, 2016.

Note 3. Property Plant and Equipment

On September 20, 2017, Hurricane Maria made landfall in Puerto Rico, causing damage to WAPA’s infrastructure. WAPA suffered limited damage to its studios and headquarters and to two of its three broadcast transmission towers, but the third transmission tower was completely destroyed.  Accordingly, based on our assessment, we have recorded a $0.5 million fixed asset impairment charge related to the net book value of the identified damaged assets in the quarter ended September 30, 2017.  A significant portion of the damaged assets have been in service for more than 10 years and, as such, are largely fully depreciated.  We anticipate the replacement cost will be well in excess of the net book value, though we expect insurance will cover most of the replacement costs, subject to deductibles and other costs. There can be no assurances of the timing and amount of proceeds we may recover under our insurance policies.   We have not recognized any potential insurance recoveries related to these assets.

Note 4. Goodwill and intangible assets

Goodwill and intangible assets consist of the following at September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30,	December 31,
	2017	2016
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	54,967	64,849
Total intangible assets	$261,210	$271,092

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the nine months ended September 30, 2017 is as follows (amounts in thousands):

	Net Balance at December 31, 2016	Additions	Impairment	Net Balance at September 30, 2017
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the nine months ended September 30, 2017 is as follows (amounts in thousands):

	Net Balance at December 31, 2016	Additions	Amortization	Net Balance at September 30, 2017
Affiliate relationships	$44,468	$—	$(9,109)	$35,359
Advertiser relationships	1,792	—	(414)	1,378
Non-compete agreement	1,784	—	(412)	1,372
Other intangibles	119	85	(32)	172
Total finite-lived intangibles	$48,163	$85	$(9,967)	$38,281

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.3 million and $3.4 million for the three months ended September 30, 2017 and 2016, respectively, and $10.0 million and $10.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The weighted average remaining amortization period is 3.6 years at September 30, 2017.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2017	$3,318
2018	13,234
2019	8,483
2020	6,057
2021 and thereafter	7,189
$38,281

Note 5. Equity method investments

The Company makes investments that support its underlying business strategy and enable it to enter new markets.  The carrying values of the Company’s equity method investments are consistent with its ownership in the underlying net assets of the investees. Certain of the Company’s equity investments are variable interest entities, for which the Company is not the primary beneficiary.

On November 3, 2016, we acquired a 25% interest in PANTAYA, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a VIE that is accounted for under the equity method. As of September 30, 2017, we have not funded any capital contributions to PANTAYA.  We record income/loss on investment on a one quarter lag. For the three and nine month periods ended September 30, 2017, we have recorded $0.4 million in Loss on equity method investments related to this investment.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia the (“Canal 1 Partnership”). Canal 1 is one of only three national broadcast television networks in Colombia. The Canal 1 Partnership began operations of the network through a newly formed joint venture vehicle on May 1, 2017.  The Company has a 20% interest in the JV, which is deemed a VIE that is accounted for under the equity method. Additionally, we earn a preferred return on the capital funded, which is recorded quarterly as an offset to the loss on the investment. For the period ended September 30, 2017, we have recorded $21.7 million in Equity method investments, related to Canal 1.  We record the income/loss on investment on a one quarter lag. For the three and nine month periods ended September 30, 2017, we recorded $2.3 million and $2.2 million, net of preferred return, in Loss on equity method investments, respectively. The Canal 1 Partnership losses to date have exceeded the capital contributions of the common equity partners.  In accordance with equity method accounting, equity losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity.  Accordingly, in the quarter, the Company recorded 100% of the losses in excess of the common equity, which is greater than the Company’s 20% ownership interest in the Partnership.  For the three and nine month periods ended September 30, 2017, we recorded $0.6 million and $0.8 million of income, respectively as an offset to losses incurred in Loss on equity method investments.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, an influential digital media company targeting English speaking and bilingual U.S. Hispanics aged 18-35 through innovative content. For the nine months ended September 30, 2017, we have recorded $5.0 million in Equity method investments related to REMEZCLA. The Company records the income/loss on investment on a one quarter lag.  For the three and nine month periods ended September 30, 2017, we have recorded $0.1 million in loss in Loss on equity method investments related to this investment.  Additionally, we earned a preferred return on capital funded.  For the three and nine month periods ended September 30, 2017, we recorded $0.3 million of income as an offset to the loss incurred in Loss on equity method investments.

Note 6. Income taxes

For the nine months ended September 30, 2017 and 2016, our income tax expense has been computed utilizing the estimated annual effective rates of 36.1% and 35.8%, respectively. The difference between the annual effective rate of 36.1% and the statutory Federal income tax rate of 35% in the nine months ended September 30, 2017, was driven by foreign withholding taxes and foreign permanent differences, which were offset by foreign tax credits. The difference between the annual effective rate of 35.8% and the statutory Federal income tax rate of 35% in the nine month period ended September 30, 2016, was primarily due to state and foreign income taxes.

Income tax expense for the three and nine months ended September 30, 2017, was $1.8 million and $6.3 million, respectively. Income tax expense for the three and nine months ended September 30, 2016, was $2.3 million and $6.6 million, respectively.

Note 7. Long-term debt

Long-term debt at September 30, 2017 and December 31, 2016 consists of the following (amounts in thousands):

	September 30, 2017	December 31, 2016
Senior Notes due February 2024	$208,030	$—
Senior Notes due July 2020	—	210,270
Less: Current portion	2,133	—
	$205,897	$210,270

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

In accordance with Accounting Standards Codification (“ASC”) 470 - Debt, the refinancing arrangement was deemed a modification of the Term Loan Facility and as such, an additional $1.1 million of original issue discount (“OID”) incurred in connection with the Second Amended Term Loan Facility was added to the existing OID. As of September 30, 2017, the OID balance was $2.1 million, net of accumulated amortization of $1.4 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the unaudited condensed consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. Financing costs of $1.4 million incurred in connection with the Second Amended Term Loan Facility were expensed in the period in accordance with ASC 470 — Debt and are included in Other expenses in the unaudited condensed consolidated statement of operations at September 30, 2017. In accordance with ASU 2015-15 Interest — Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.6 million, net of accumulated amortization of $2.3 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at September 30, 2017 as presented on the unaudited condensed consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at September 30, 2017 and December 31, 2016, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of September 30, 2017 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2017	$533
2018	2,133
2019	2,133
2020	2,133
2021 and thereafter	204,815
$211,747

Note 8. Derivative instruments

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

The change in the fair value of the interest rate swap agreements in the three month period ended September 30, 2017 was a gain of $0.1 million, and was included in AOCI. For the nine month period ended September 30, 2017, we have recorded a loss of $0.2 million related to the interest rate swap agreements. The Company paid $0.2 million of net interest on the settlement of the interest rate swap agreements for the three month period ended September 30, 2017. As of September 30, 2017, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months. No gain or loss was recorded in earnings for the three and nine months ended September 30, 2017.

The fair value of the interest rate swaps as of September 30, 2017 was $0.2 million and was recorded in Swap liability in non-current liabilities on the unaudited condensed consolidated balance sheets.

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

Note 9. Fair Value Measurements

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our unaudited condensed consolidated balance sheets as of September 30, 2017 (amounts in thousands):

		Estimated Fair Value
		September 30, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total

Cash flow hedges:
Swap Liability	Other non-current liabilities	—	$208	—	$208

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

Note 10. Stockholders’ equity

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At September 30, 2017, 2.9 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.0 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $3.1 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was $2.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. At September 30, 2017, there was $2.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.3 years.

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

Black-Scholes Option Valuation Assumptions	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Risk-free interest rate	—	1.6%-2.4%
Dividend yield	—	—
Volatility	—	26.4%-32.4%
Weighted-average expected term (years)t	—	6.2

The following table summarizes stock option activity for the nine months ended September 30, 2017 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2016	2,920	$11.64	7.6	$1,274
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(37)	13.26	—	—
Expired	(40)	11.51	—	—
Outstanding at September 30, 2017	2,843	$11.62	6.7	$2,311
Vested at September 30, 2017	1,875	$11.67	6.0	$1,760
Exercisable at September 30, 2017	1,875	$11.67	6.0	$1,760

No options were granted during the nine months ended September 30, 2017. At September 30, 2017, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the nine months ended September 30, 2017 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2016	561	$10.58
Granted	99	11.10
Vested	(204)	11.80
Forfeited	(8)	13.38
Outstanding at September 30, 2017	448	$10.09

At September 30, 2017, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

At September 30, 2017, 12.1 million warrants, exercisable into 6.0 million shares of our Class A common stock, were issued and outstanding. Each warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. Warrants may be exercised only through the date of expiration and are only exercisable for a whole number of shares of common stock (i.e. only an even number of warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise a least two warrants at an effective exercise price of $12.00 per share. At the option of the Company, 7.6 million warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of 20 trading days within the 30-day period ending on the third business day prior to the date on which notice of redemption is given. The warrants expire on April 4, 2018. During the nine months ended September 30, 2017, no warrants were repurchased. There were 190,749 warrants exercised during the nine months ended September 30, 2017, in connection with such exercises 23,911 shares of Class A common stock were issued and the Company received $0.2 million in cash proceeds, as some of the warrant exercises were done on a cashless basis.

Note 11. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 12. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.2 million for each of the three months ended September 30, 2017 and 2016, and $0.6 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

We have certain commitments including various operating leases and funding obligations for certain equity investments.

Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Nine months Ending September 30,	Operating Leases	Other Commitments	Total
Remainder of 2017	$235	$4,734	$4,969
2018	503	9,325	9,828
2019	449	5,833	6,282
2020	358	2,118	2,476
2021 and thereafter	997	1,242	2,239
Total	$2,542	$23,252	$25,794

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

•                  WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S. WAPA America’s programming includes approximately 70 hours per week of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 5.0 million subscribers.

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

•                  Canal 1: a partnership with leading Colombian content producers, is the #3 rated broadcast television network in Colombia. The partnership was awarded a 10-year renewable broadcast television concession for Canal 1 in 2016.  The partnership began operating the network on May 1, 2017 and launched a new programming lineup on August 14, 2017.

•                  PANTAYA: a cross-platform Spanish-language digital subscription service that is well positioned to be the dominant player in the Spanish-language OTT space. The service, which launched in August 2017, allows audiences to access many of the best and most current Spanish-language films and includes content from our movie library, Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Grupo Televisa’s theatrical releases in Mexico.

•                  REMEZCLA: an influential digital media company targeting English speaking and bilingual U.S. Hispanics aged 18-35 through innovative digital content.

Our two primary sources of revenues are advertising revenues and retransmission/subscriber fees. All of our Networks derive revenues from advertising. Advertising revenues are generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenues are tied to the success of our programming, including the popularity of our programming as measured by Nielsen. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2016, we experienced higher advertising sales as a result of political advertising spending during the 2016 gubernatorial elections. The next election in Puerto Rico will be in 2020.

All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific retransmission/subscriber fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in retransmission/subscriber fees are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our retransmission/subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements.

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

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position, as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and significant growth in subscribers, as the U.S. Hispanic population continues its long-term growth. Cinelatino is presently rated by Nielsen.

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

Hurricanes Irma and Maria

On September 6, 2017, Hurricane Irma resulted in a loss of power to over 70% of the homes in Puerto Rico.  Two weeks later, on September 20, 2017, Hurricane Maria made landfall in Puerto Rico causing widespread devastation and loss of power to 100% of the island. Additionally, the high sustained winds of Hurricane Maria caused one of our three transmission towers to fall, completely destroying the tower and the transmission equipment housed on the tower.  Since the storm, we have been transmitting WAPA’s signal via the multicast spectrum of another broadcast television network.  At the same time, we have been evaluating alternate long-term transmission solutions, and have identified several acceptable solutions.

The back-to-back hurricanes in Puerto Rico adversely affected WAPA’s business in September, and given the timing of the restoration of power and possible declines of television households, will have an adverse effect on both advertising revenue and retransmission fees, for several months.  We are still estimating the replacement cost of the damaged property, but we do expect insurance will cover most of the cost, subject to deductibles and other costs.  We also anticipate that a portion of the lost income will be mitigated through business interruption insurance, although it will not offset the full extent of the income loss.  There can be no assurances of the timing and amount of the proceeds we may recover under our insurance policies.

Comparison of Consolidated Operating Results for the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

(amounts in thousands)

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	September 30,		Favorable/	Favorable/	September 30,		Favorable/	Favorable/
	2017	2016	(Unfavorable)	(Unfavorable)	2017	2016	(Unfavorable)	(Unfavorable)

Net revenues	$32,173	$33,116	$(943)	(2.8)%	$100,512	$99,118	$1,394	1.4%
Operating Expenses:
Cost of revenues	9,883	9,826	(57)	(0.6)%	30,426	30,647	221	0.7%
Selling, general and administrative	9,510	8,999	(511)	(5.7)%	28,845	27,775	(1,070)	(3.9)%
Depreciation and amortization	4,041	4,083	42	1.0%	12,223	12,500	277	2.2%
Other expenses	332	638	306	48.0%	3,056	770	(2,286)	NM
(Gain) loss on disposition of assets	—	(9)	(9)	NM	2	6	4	66.7%
Total operating expenses	23,766	23,537	(229)	(1.0)%	74,552	71,698	(2,854)	(4.0)%

Operating income	8,407	9,579	(1,172)	(12.2)%	25,960	27,420	(1,460)	(5.3)%

Other, net:
Interest expense, net	(2,863)	(2,954)	91	3.1%	(8,089)	(8,779)	690	7.9%
Loss on equity method investments, net	(2,571)	—	(2,571)	NM	(2,450)	—	(2,450)	NM
Loss on impairment of assets	(533)	—	(533)	NM	(533)	—	(533)	NM
Total Other, net	5,967	(2,954)	(3,013)	(102.0)%	(11,072)	(8,779)	(2,293)	(26.1)%

Income before income taxes	2,440	6,625	(4,185)	(63.2)%	14,888	18,641	(3,753)	(20.1)%

Income tax expense	(1,758)	(2,276)	518	22.8%	(6,280)	(6,563)	283	4.3%
Net Income	$682	$4,349	$(3,667)	(84.3)%	$8,608	$12,078	$(3,470)	(28.7)%

NM = Not meaningful

Net Revenues

Net revenues decreased $0.9 million, or 3%, for the three months ended September 30, 2017, due to a decline in advertising revenue, partially offset by growth in subscriber and retransmission fees and other revenues.  Advertising revenue decreased $2.3 million, or 16%, primarily due to the negative impact of Hurricanes Irma and Maria on the television advertising market in Puerto Rico in September.  Subscriber and retransmission fees increased $0.9 million, or 5%, driven by subscriber growth, new launches and annual rate increases. Other revenues, which are primarily related to the licensing of our content, grew $0.5 million, due to the timing and availability of content we licensed to third parties. Excluding political advertising revenue in the prior year period, net revenue decreased $0.8 million, or 3%, for the three months ended September 30, 2017.

Net revenues increased $1.4 million, or 1%, for the nine months ended September 30, 2017, due to growth in subscriber and retransmission fees and other revenue, which were partially offset by a decline in advertising revenue. Subscriber and retransmission fees increased $4.1 million, or 8%, due to subscriber growth, new launches and annual rate increases. Advertising revenue decreased $3.7 million, or 8%, due primarily to the impact of Hurricanes Irma and Maria, political advertising revenue generated in 2016 of $0.8 million. Other revenues increased $0.9 million, due to the timing and availability of content licensed to third parties. Excluding political advertising revenue in the prior year period, net revenue increased $2.2 million, or 7%, for the nine months ended September 30, 2017.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	September 30, 2017	December 31, 2016	September 30, 2016
U.S. Cable Networks:
WAPA America (b)	4,330	4,189	4,096
Cinelatino	4,563	4,588	4,581
Pasiones	4,602	4,620	4,530
Centroamerica TV	4,125	4,063	4,055
Television Dominicana	3,468	3,249	3,159
Total	21,088	20,709	20,421

Latin America Cable Networks:
Cinelatino	16,139	15,430	13,003
Pasiones	13,504	13,235	11,126
Total	29,643	28,665	24,129

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)         Excludes digital basic subscribers. Subscribers to WAPA America including digital basic subscribers decreased 3.2% from September 30, 2016 to September 30, 2017, and decreased by 5.0% from December 31, 2016 to September 30, 2017.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. Cost of revenues increased $0.1 million, or 1%, for the three months ended September 30, 2017, and decreased $0.2 million, or 1%, for the nine months ended September 30, 2017. The increase in the three months ended September 30, 2017, was driven by the timing of certain sports rights, which shifted from the second quarter in 2016 to the third quarter in 2017, offset in part by lower programming amortization.   The decrease in the nine months ended September 30, 2017, was driven by lower news costs, due to coverage of the political elections in 2016, and to the cancellation of certain programs, offset in part by higher programming amortization and costs for events incurred in 2017, but not in 2016, including the World Baseball Classic, Miss Universe and Miss Puerto Rico.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, rent and other general administrative costs. Selling, general and administrative expenses increased $0.5 million, or 6%, for the three months ended September 30, 2017, and increased $1.1 million, or 4%, for the nine months ended September 30, 2017. The increases were primarily due to higher stock compensation expense.  The increase in the nine month period was also due to consulting fees incurred in connection with our equity method investments and higher corporate and legal expenses.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense was flat for the quarter ended September 30, 2017, and decreased $0.3 million, or 2%, for the nine months ended September 30, 2017. The decrease in the nine month period, was due to the expiration of the useful lives of certain fixed assets, which were reflected in depreciation and amortization expense in the prior year period.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with corporate finance activities, including debt and equity financings, and acquisition activities. Other expenses for the three months ended September 30, 2017, decreased $0.3 million, and for the nine months ended September 30, 2017, increased $2.3 million. The decrease in the three months ended September 30, 2017 was due primarily to higher costs in the prior year related to the liquidity transaction of our controlling stockholder. The increase in the nine month period ended September 30, 2017 was primarily due to costs incurred in connection with the refinancing of our Second Amended Term Loan Facility in the first quarter of this year.

Loss on Disposition of Assets: Loss on disposition of assets reflects loss on disposal of equipment no longer used in our operations.

Interest Expense, net

For the three and nine months ended September 30, 2017, interest expense decreased $0.1 million, or 3%, and $0.7 million, or 8%, due to lower interest rates as a result of refinancing our Second Amended Term Loan Facility in February 2017, and a lower outstanding principle balance.

Other expense net

Other expense, net increased $3.1 million and $3.0 million for the three and nine months ended September 30, 2017, respectively.  The increases in both the three and nine month periods were driven by the loss on equity method investments and on the impairment of assets that were written off due to damage sustained from Hurricane Maria.  For the quarter, our share of losses from our equity method investments of $3.4 million was partially offset by the preferred return on capital funding related to our Colombian joint venture of $0.8 million.  For the nine months ended September 30, 2017, our share of losses from our equity method investments of $3.5 million was partially offset by the preferred return on capital funding related to our Colombian joint venture of $1.0 million.   See Note 5, “Equity method investments”, and Note 3, “Property, Plant and Equipment” of the Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Income Tax Expense

Income tax expense decreased by $0.5 million and $0.3 million for the three and nine months ended September 30, 2017, respectively, driven by lower pretax income. For more information, see Note 6, “Income taxes” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Net Income

Net income decreased by $3.7 million and $3.5 million in the three and nine months ended September 30, 2017, respectively due to the loss on equity method investments and on the impairment of assets damaged by Hurricane Maria.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At September 30, 2017, we had $140.3 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

On June 20, 2017, the Company announced a stock repurchase program. Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, subject to stock price, business and market conditions and other factors. As of September 30, 2017, the total amount authorized under the stock repurchase program was $25 million, and the Company had $14.3 million of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on July 17, 2018.

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

Cash Flows

	Nine Months Ended September 30,
Amounts in thousands:	2017	2016
Cash provided by (used in):
Operating activities	$19,589	$14,470
Investing activities	(28,835)	(2,917)
Financing activities	(13,523)	(40,525)
Net decrease in cash	$(22,769)	$(28,972)

Comparison for the Nine Months Ended September 30, 2017 and September 30, 2016

Operating Activities

Cash provided by operating activities was primarily driven by our net income, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities of $19.6 million for the nine months ended September 30, 2017, an increase of $5.1 million compared to the prior year period, was primarily due to an increase in non-cash items of $5.8 million, an increase in net working capital of $2.8 million, offset by a decrease in net income of $3.5 million. The increase in non-cash items was driven by lower deferred taxes of $2.6 million, losses on equity method investments of $2.5 million, increased stock-based compensation of $0.6 million, an increase in program amortization of $0.6 million and the loss on impairment of assets of $0.5 million, offset by a decrease in depreciation and amortization expense of $0.3 million, lower bad debt expense of $0.2 million, lower amortization of deferred financing costs of $0.2 million and lower excess tax benefits of $0.2 million. The increase in net working capital was driven by a decrease in Prepaid expenses and other current assets of $3.1 million, an increase in Accounts payable of $1.6 million, an increase in Program rights payable of $1.5 million, an increase in Due to related parties, net of $0.9 million, offset by a decrease in Accrued expenses of $2.8 million, an increase in Accounts receivable of $0.6 million, an increase in Programming rights of $0.7 million and a decrease in Other liabilities of $0.4 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017, was $28.8 million, an increase of $25.9 million as compared to $2.9 million in the prior year period. The increase is primarily due to the funding of equity method investments totaling $26.9 million, offset in part by lower capital expenditures.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017, was $13.5 million, a decrease of $27.0 million, as compared to $40.5 million in the prior year period. The decrease is primarily due to a $21.8 million decrease in repurchases of common stock and warrants made in the current year period as compared to the level of repurchases made in the 2016 period.  The decrease is also due to higher principal debt payments made in the 2016 period of $6.7 million, which was driven by an excess cash flow payment of $8.3 million made in 2016 pursuant to the terms of the Term Loan Facility, which the Company was not obligated to make in the current year period. The decreases were offset in part by $1.1 million of financing fees incurred in connection with the Second Amended Term Loan Facility in the current period. For more information, see Note 7, “Long-term debt” and Note 10, “Stockholders’ equity” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Second Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable rate of interest on the Second Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. As of September 30, 2017, our exposure to changing market rates with respect to the Term Loan Facility was as follows (amounts in thousands):

September 30, 2017
Variable rate debt	$211.7
Interest rate	4.7%

As of  September 30, 2017, the total outstanding balance on the Second Amended Term Loan Facility was approximately $211.7 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $211.7 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases in interest expense are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

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

As of September 30, 2017, we have interest rate swap contracts outstanding with notional amounts aggregating $100.0 million. The aggregate fair values of interest rate swap contracts at September 30, 2017, was a net liability of $0.2 million. Cumulative unrealized losses, on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $0.2 million and is included in accumulated other comprehensive loss. At September 30, 2017, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of September 30, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth in this Item 1A, there have not been any material changes during the quarter ended September 30, 2017 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

We have operations, properties and viewers that are located in Puerto Rico and Florida and could be adversely affected in the event of a hurricane or other extreme weather conditions.

WAPA’s corporate office and production facilities are located in Puerto Rico, where major hurricanes have occurred, as well as other extreme weather conditions, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves. Additionally, our corporate office and certain of our operations provided by our service providers are located in Miami, Florida, where similar weather conditions have occurred, including major hurricanes. Depending on where any particular hurricane or other weather event makes landfall, our properties or those of our service providers could experience significant damage. Such event could have an adverse effect on our ability to broadcast our programming or produce new shows, which could have an adverse effect on our Business and results of operations. Additionally, many of WAPA’s regular viewers may be left without power and unable to view our programming which could have an adverse effect on our Business and results of operations.

                Recently, Hurricanes Irma and Maria caused substantial damage to property and infrastructure in Puerto Rico, including limited damage to our studios and offices and to two of our three transmission towers and significant damage beyond repair to the third of our transmission towers.  The hurricanes destroyed residential and commercial buildings, agriculture, communications networks and most of Puerto Rico’s electric grid.  Although we expect that insurance will cover most of the replacement costs, we are still estimating the impact of property damage.  Beyond physical damage, the extraordinary situation in Puerto Rico will adversely affect WAPA’s business in the coming months. Following the hurricanes, there was a steep drop off in advertising revenue in Puerto Rico. We also expect that there will be a significant impact on retransmission and subscriber fee revenue in Puerto Rico for the fourth quarter. Generally, for both advertising and retransmission and subscriber fee revenues in Puerto Rico, we do not expect significant improvement until power is more widely restored.  While we anticipate that a portion of the adverse impact to the operations of our business will be mitigated through business interruption insurance, it will likely not offset the full extent of the revenue loss. Furthermore, there can be no assurances of the timing and amount of proceeds we may recover under our insurance policies. Finally, as a result of the hurricanes, a significant number of citizens have left, or may leave, Puerto Rico, and there can be no assurance about when they will return, if at all.  As a result, the disruption from the storms, coupled with the uncertainty regarding the timing of the recovery and possible declines in television households, could have a material adverse effect on our results of operations and financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended September 30, 2017:

Period (a)	Total Number of Shares Purchased (b)	Average Price Paid per Share (c)	Total Number of shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program (d)

July 17, 2017 - July 31, 2017	148,425	$12.23	148,425	$23,187,405
August 1, 2017 - August 31, 2017	248,213	$12.86	248,213	$20,000,099
September 1, 2017 - September 30, 2017	450,752	$12.62	450,752	$14,320,594

Total	847,390	$12.62	847,390

(a)         The stock repurchase plan was announced on June 20, 2017.

(b)         The Board of Directors authorized the repurchase of up to $25 million of the Company’s Class A common stock.

(c)          Average Price Paid per Share includes broker commission of $0.02 per share.

(d)         The plan will expire on July 17, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: November 9, 2017	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 9, 2017	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)