Form 10-K
period 2017-12-31
HEMISPHERE MEDIA GROUP, INC.
filed 2018-03-15
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

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

          The aggregate market value of the Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2017, was approximately $241,226,350. No market exists for the shares of Class B common stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B common stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Hemisphere Media Group, Inc. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

Class of Stock	Shares Outstanding as of March 12, 2018
Class A common stock, par value $0.0001 per share	20,282,202 shares
Class B common stock, par value $0.0001 per share	20,800,998 shares

          Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2018 Annual Meeting of Shareholders.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
December 31, 2017

PART I

        Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the "Company," "Hemisphere," "registrant," "we," "us" or "our" refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; "Business" refers collectively to our consolidated operations; "Cable Networks" refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; "Canal 1" refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; "Centroamerica TV" refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; "Cinelatino" refers to Cine Latino, Inc., a Delaware corporation; "Distributors" refers collectively to satellite systems, telephone companies ("telcos"), and cable multiple system operators ("MSO"s), and the MSO's affiliated regional or individual cable systems; "MVS" refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; "Networks" refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; "Nielsen" refers to Nielsen Media Research; "Pantaya" refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.; "Pasiones" refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; "REMEZCLA" refers to Remezcla, LLC, a New York limited liability company; "Second Amended Term Loan Facility" refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017; "Television Dominicana" refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; "Term Loan Facility" refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017; "WAPA" refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; "WAPA America" refers to WAPA America, Inc., a Delaware corporation; "WAPA Deportes" refers to a sports television network in Puerto Rico operated by WAPA; "WAPA.TV" refers to a news and entertainment website in Puerto Rico operated by WAPA.

 FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        Statements in this Annual Report on Form 10-K for the year ended December 31, 2017 (this "Annual Report"), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about Hemisphere Media Group, Inc. (the "Company") and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. These statements are, or may be deemed to be, "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

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

        Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in "Item 1A—Risk Factors" in this Annual Report on Form 10-K, those factors include:

  •
  the effects of Hurricanes Irma and Maria in the short and long-term on our business, including, without limitation, retransmission and subscriber fees that we receive and the advertising market in Puerto Rico as well as our customers, employees, third-party vendors and suppliers and the short and long-term migration shifts in Puerto Rico;

  •
  the timing under which power is fully restored to all of Puerto Rico and Nielsen begins ratings measurements in Puerto Rico following Hurricane Maria;

  •
  our ability to timely and fully recover proceeds under our insurance policies in Puerto Rico following Hurricanes Maria and Irma;

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

  •
  uncertainties regarding the financial results of equity method investees and changes in the nature of key strategic relationships with partners and Distributors;

  •
  changes in domestic and foreign laws or regulations under which we operate;

  •
  changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;

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

Item 1.    Business.

OVERVIEW

Our Company

        We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with leading broadcast and cable television networks and digital content platforms including five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America, the #1-rated broadcast television network in Puerto Rico, the #3-rated broadcast television network in Colombia, and a newly launched Spanish-language digital subscription service distributed in the U.S.

        Headquartered in Miami, Florida, our portfolio consists of the following:

Cinelatino: the leading Spanish-language cable movie network with over 20 million subscribers across the U.S., Latin America and Canada, including 4.4 million subscribers in the U.S. and 16.1 million subscribers in Latin America. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall, based on coverage ratings.

WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last nine years. WAPA is Puerto Rico's news leader and the largest local producer of news and entertainment programming, producing over 60 hours in the aggregate each week of programming that is aired on WAPA and WAPA America. Through WAPA's multicast signal, we distribute WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading broadband news and entertainment website in Puerto Rico featuring news and content produced by WAPA.

WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S., collectively the second largest segment of the U.S. Hispanic population. WAPA America's programming features news and entertainment offerings produced by WAPA. WAPA America is distributed in the U.S. to 4.4 million subscribers, excluding digital basic subscribers.

Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, licensed from major producers and distributors worldwide. Pasiones is distributed in the U.S. to 4.5 million subscribers and in Latin America to 14.8 million subscribers.

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

Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to 1.9 million subscribers.

Canal 1: the #3-rated broadcast television network in Colombia. We own Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession for Canal 1 in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017.

Pantaya: a cross-platform Spanish-language digital subscription service that is well positioned to be the dominant player in the Spanish-language over-the-top ("OTT") space. The service, which launched in August 2017, allows audiences to access many of the best and most current Spanish-language films and includes content from our movie library, Pantelion's U.S. theatrical titles, Lionsgate's movie library, and Grupo Televisa's theatrical releases in Mexico.
REMEZCLA: on April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content.

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

Our Strategy

        Our strategy is to provide unique programming focused on underserved but significant segments of the U.S. Hispanic population, allowing us to reach a deeper and broader U.S. Hispanic demographic than our competitors and to expand our presence in Latin America. Our objective is to maintain and improve our position as a leading U.S. Spanish-language media company by, among other things, (i) investing in content for our Networks to build viewership, (ii) growing retransmission fees in Puerto Rico and subscriber revenues in both the U.S. and Latin America, and (iii) driving advertising sales across our networks. Additionally, we continue to look for attractive opportunities to acquire assets that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities which will (i) expand our leadership position in the fast growing and highly desirable U.S. Hispanic pay-TV market, (ii) expand our portfolio within broadcast networks, and/or cable networks in Latin America and (iii) identify opportunities to create and/or distribute content to U.S. Hispanics and Latin Americans through digital platforms. We may also seek a variety of acquisition opportunities, including businesses where we believe an opportunity for value realization is already present, where we can realize synergies with our existing businesses, or that are in need of operational turnaround, which we believe would benefit from our experienced and cohesive management team with the proven ability to develop and grow acquired assets. At any given time, we may be in discussions relating to one or more acquisition opportunities. Additionally, we evaluate various digital strategies, from time to time.

Employees

        At December 31, 2017, we and our subsidiaries employed 282 full-time persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We or our subsidiaries may hire additional personnel in connection with the closing of future acquisitions. We believe that employee relations are generally satisfactory. Approximately 126 of our employees based in Puerto Rico are full-time unionized employees covered by two collective bargaining agreements (each, a "CBA" and collectively, the "CBAs"). Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for four employees covered by the other CBA scheduled to expire on June 27, 2019.

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

        Retransmission and subscriber fees are charged to Distributors of our television networks, including cable, satellite and telecommunication service providers. Our television networks are distributed pursuant to multi-year agreements that generally provide for monthly subscriber fees with annual rate increases and have terms of varying length. For the year ended December 31, 2017, revenue earned under affiliation agreements with DISH Network, LLC and AT&T Inc. (as successor to DirecTV following the completion of their merger) each accounted for more than 10% of our total net revenues. We recognize retransmission and subscriber fees when they are accrued pursuant to the agreements we have entered into with respect to such revenue. We set forth our net revenue, total assets and operating income in "Item 8. Financial Statements and Supplementary Data."

        We generate approximately 92% of our net revenues from the United States. For the years ended December 31, 2017, 2016 and 2015, we generated $114.2 million, $129.3 million and $120.6 million, respectively, from the United States. For the years ended December 31, 2017, 2016 and 2015, we generated $10.3 million, $9.2 million and $9.2 million, respectively, from outside the United States.

OUR NETWORKS AND JOINT VENTURES

WAPA

        Headquartered in San Juan, Puerto Rico, WAPA is a full-power independent broadcast television network. WAPA was founded in 1954 as the second broadcast television network in the Caribbean and the third in Latin America. WAPA occupies a prime channel position (channel 4) together with its full power repeater stations, WTIN in Ponce and WNJX in Mayagüez. WAPA is also distributed by all cable, satellite and telecommunication service providers in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for nine consecutive years, with an average household primetime rating of 14.6 and audience share of 29.8% in the year ended December 31, 2017.

        WAPA owns a 66,500 square foot building housing its state-of-the-art production facilities, television studios, and administrative offices. All of WAPA's news and most of its local programs are produced at WAPA's production facility, which contains four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post-editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions. WAPA also boasts one of the most technologically advanced news departments in Puerto Rico.

        WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 60 hours in the aggregate each week. In addition to having the top-rated morning, mid-day and late night newscast, WAPA's top-rated local shows include Pégate al Mediodía (the #1-rated midday program), and Lo Se Todo (the #1-rated daily show). WAPA also licenses and televises blockbuster Hollywood movies and top-rated U.S. television series dubbed into Spanish. This diverse and unique mix of programming has made WAPA the market leader in Puerto Rico.

        In 2009, WAPA launched WAPA Deportes in Puerto Rico through its over-the-air signal and carriage by all cable, satellite and telecommunications distributors in Puerto Rico. WAPA Deportes broadcasts various local and U.S. sports programming, including MLB, with exclusive television rights to the World Series and the All-Star Game, NBA and Puerto Rico's professional men's basketball league, Baloncesto Superior Nacional. In a short period of time, WAPA Deportes is the leading local sports network in Puerto Rico.

        In 2008, WAPA launched WAPA.TV, which is now one of the most visited local sites in Puerto Rico. WAPA.TV provides up-to-the-minute news and weather, promotional clips of WAPA's most popular shows, additional video content not seen on WAPA, and a platform for viewers to share comments and interact, driving further audience engagement. In 2017, WAPA.TV's mobile-optimized website and apps generated a total of 161.8 million page views, 55.5 million visits and an average of 1.7 million monthly unique visitors.

        As a result of the impact of Hurricanes Irma and Maria, Nielsen suspended survey operations in Puerto Rico effective September 7, 2017. Nielsen has not since resumed operations in Puerto Rico. As such, all ratings results with respect to WAPA set forth in this Annual Report on Form 10-K for the year ended December 31, 2017 are reported through September 7, 2017 (the last available ratings date).

WAPA America

        WAPA America, launched in 2004, is a Spanish-language cable television network targeting viewers from Puerto Rico, as well as the Dominican Republic, Cuba, Venezuela and Colombia (collectively referred to as "Caribbean Hispanics"), who reside in the U.S. Caribbean Hispanics are the second largest U.S. Hispanic population segment, representing 19% of the U.S. Hispanic population. WAPA America is distributed by all major U.S. cable, satellite and telecommunication operators to 4.4 million subscribers, excluding digital basic subscribers. WAPA America televises the top-rated news and entertainment programming produced by WAPA. WAPA America supplements its programming with acquired telenovelas and cultural programming, popular sports programming from Puerto Rico and other programming from WAPA's library.

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

Cinelatino

        Cinelatino is the leading Spanish-language cable movie network with more than 20 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring what we believe to be the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Cinelatino was launched in Mexico in 1993, and introduced into the U.S. in 1995.

        Our programming strategy for Cinelatino is specifically intended to provide the audience with the broadest selection of the most popular and highest-quality films across all popular genres, from Mexico and all other Latin American countries that have significant populations in the U.S., including Puerto Rico, the Dominican Republic, Colombia and Venezuela. Consistent with its programming strategy, Cinelatino has licensed the rights to many of the highest grossing box office films in Mexico. Additionally, in 2014, we acquired a Spanish-language film library of 100 titles. Cinelatino has an expansive library of over 750 of the best Spanish-language titles from suppliers across the globe. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall based on coverage ratings. In July 2015, Cinelatino introduced advertising on its network. Additionally, leveraging its expansive content library, which includes theatrical films, made-for-television movies, series and other content acquired or licensed from third party suppliers, as well as its own original productions, Cinelatino licenses content to over-the-top digital services in the U.S. and Latin America.

        Cinelatino has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America and Canada. Cinelatino is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has 4.4 million U.S. subscribers. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Cinelatino is also distributed by many Latin American pay television distributors, generally on basic video packages, and has 16.1 million subscribers in more than 15 countries throughout Latin America. Cinelatino is presently distributed to only 30% of all pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Pasiones

        Pasiones, launched in August 2008, focuses on one of the most popular program genres among Hispanics, telenovelas. The network sets itself apart by showcasing telenovelas produced in Latin America, Turkey, South Korea and other countries (dubbed into Spanish), in contrast to most competitor networks, which focus exclusively on Mexican telenovelas. In owning both Pasiones and Cinelatino, we provide content in two of the most popular genres with Hispanics, telenovelas and movies.

        Pasiones has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America. Pasiones is distributed by most major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has approximately 4.5 million U.S. subscribers. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Pasiones is also distributed by many Latin American pay television distributors, generally on basic video packages, and has approximately 14.8 million subscribers in more than 15 countries throughout Latin America. Pasiones is presently distributed to only approximately 27% of total pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Centroamerica TV

        Centroamerica TV, launched in September 2004, is the leading network targeting the more than 6 million Central Americans living in the U.S. Central Americans are the third largest U.S. Hispanic population group, and represent the fastest growing segment of the U.S. Hispanic population, having grown 282% from 2000-2017. Centroamerica TV features news and entertainment programming from leading television broadcast networks in El Salvador, Honduras, Costa Rica, Guatemala, and Panama, as well as exclusive soccer programming from the top professional leagues in the region.

        Centroamerica TV has 4.1 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Television Dominicana

        Television Dominicana, launched in November 2005, is the leading network targeting the more than 2.4 million Dominicans living in the U.S. Dominicans are the fourth largest U.S. Hispanic population group and have grown by 216% from 2000-2017. Television Dominicana features news and entertainment programming from leading content producers in the Dominican Republic.

        Television Dominicana currently has approximately 1.9 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers are expected to grow, driven by continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Joint Ventures/Investments

        On November 3, 2016, we formed a joint venture with Lionsgate, and own a 25% interest in Pantaya, a Spanish-language OTT movie service. The service launched in the U.S. on August 1, 2017. The investment is deemed a Variable Interest Entity ("VIE") that is accounted for under the equity method.

        On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. Canal 1 is one of only three national broadcast television networks in Colombia. The partnership began operating Canal 1 on May 1, 2017. Canal 1 is the #3-rated broadcast television network in Colombia. At December 31, 2017, the Company had a 20% interest in the joint venture, which is deemed a VIE that is accounted for under the equity method.

        On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. The investment is deemed a VIE that is accounted for under the equity method.

        For more information on Pantaya, Canal 1 and REMEZCLA, see Note 5, "Equity Method Investments" of Notes to Consolidated Financial Statements, included in this Annual Report.

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

        WAPA competes with broadcast television networks and cable television networks in Puerto Rico for audience viewership, advertising sales, and programming. WAPA's main competitors are broadcast television stations owned by Univision and Telemundo, which rely heavily on their U.S. parents for programming, which consists primarily of telenovelas produced in Mexico, the U.S. and Latin America. There are a few other local broadcasters, but they tend not to be competitive due to weak programming and/or poor signal quality. In addition, while all major English-language U.S. broadcast networks have local affiliates, they are, for the most part, low power stations with nominal ratings. Cable channels are generally not competitive, as they tend to be U.S.-based, English-language channels with little relevance to the Spanish-speaking Puerto Rican audience and pay television is much less widely penetrated in Puerto Rico than the U.S. WAPA has effectively customized its programming for the viewing preferences of the Puerto Rican market with more local entertainment and news programming than its competitors, as well as blockbuster Hollywood movies and hit U.S. television series (dubbed into Spanish). As a result, WAPA has been the ratings leader for the past nine years.

WAPA Deportes competes for viewership, advertising sales and programming with other channels offering similar sports programming in Puerto Rico. Competitors include U.S.-based cable networks, such as ESPN, TNT, and TBS, and certain satellite distributors who have acquired sports media rights for their owned channels. WAPA.TV, WAPA's mobile-optimized website, directly competes with other local news, weather and entertainment sites for traffic and advertising sales. To some extent, WAPA.TV also competes with search engines and social networks, such as Google and Facebook, for digital advertising revenue.

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

INDUSTRY

U.S. Hispanic Market

        The U.S. Census Bureau estimated that over 57 million Hispanics resided in the United States in 2016, representing an increase of more than 22 million people between 2000 and 2016. Hispanics represent the largest minority group in the U.S. at 18% of the total U.S. population and accounted for over half of the total U.S. population growth between 2000 and 2016. This trend is expected to continue as the U.S. Hispanic population is projected to grow to 70 million by 2025, an increase of 23% from 2016. As a result of this growth, the U.S. Hispanic market represents the largest Hispanic economy in the world. In addition, the Hispanic population on average is significantly younger than the overall population. For example, the median age of U.S. Hispanics is 28, which is 15 years younger than the median age for non-Hispanic whites.

        Geoscape estimates that in 2017 about 68% of the U.S. Hispanic population was of Mexican origin, followed by Puerto Rican, the second largest Hispanic national group, at approximately 10%. There are 5.7 million Puerto Ricans and an additional 5.6 million Hispanics from other Caribbean countries residing in the U.S., and together, Puerto Ricans and other Caribbean Hispanics represent 19% of the total U.S. Hispanic population. The Puerto Rican population in the U.S. grew 69% from 2000 to 2017, while the overall Caribbean Hispanic population grew 90% during the same time period, including the Dominican population which grew 216% from 2000-2017.

Caribbean Hispanics (WAPA America and Television Dominicana target audience)

Place of Origin	Population 2017	% of U.S. Hispanics

Puerto Rico	5,739,453	9.5%
Dominican Republic	2,419,935	4.0%
Cuba	1,816,863	3.0%
Colombia	1,048,518	1.7%
Venezuela	311,855	0.5%

Total Caribbean Hispanics	11,336,624	18.7%

Source: 2017 Geoscape

        Central Americans are the third largest U.S. Hispanic regional population group in the U.S. (behind Mexicans and Caribbean Hispanics), and represent the fastest growing segment of the U.S. Hispanic population. There are 6 million Central Americans residing in the U.S., an increase of 282% since 2000. Central Americans comprised approximately 10% of the U.S. Hispanic population in 2017, compared to approximately 4% in 2000.

Central American Hispanics (Centroamerica TV target audience)

Place of Origin	Population 2017	% of U.S. Hispanics

El Salvador	2,635,331,	4.4%
Guatemala	1,630,763	2.7%
Honduras	736,242	1.2%
Nicaragua	434,184	0.7%
Panama	376,702	0.6%
Costa Rica	247,364	0.4%

Total Central American Hispanics	6,060,768	10.0%

Source: 2017 Geoscape

Hispanic Television and Pay-TV Landscape

        Within the U.S. cable network industry, the U.S. Hispanic demographic is attractive for a number of reasons:

  •
  Growth in Hispanic TV households: U.S. Hispanic television households grew by 31% during the period from 2008 to 2018, from 12 million households to 16 million households, over five times the overall U.S. television household growth of only 6%. The continued long-term growth of Hispanic television households creates a significant opportunity to reach an attractive audience at a time when overall household growth in the U.S. is more modest.

  •
  Growth in Hispanic pay-TV subscribers: Hispanic pay-TV subscribers are expected to continue to grow, driven not only by the rapid growth in Hispanic television households, but also by the increased penetration of pay-TV among Hispanics. Hispanic pay-TV subscribers increased 20% from 2008 to 2018, growing from 9.8 million to 11.7 million subscribers. This 20% growth in Hispanic pay-TV subscribers is impressive compared to the 2% decline in overall U.S. pay-TV subscribers during the same period.

Television Viewing and Language Preferences

  •
  Hispanics Enjoy Movies: In 2016, while Hispanics made up 18% of the U.S. population, they comprised 23% of the country's frequent moviegoers (i.e., those who attend movies at least once per month). In fact, the President of the National Association of Theater Owners described Hispanics as "the most valuable component of moviegoers." In 2016, Hispanics saw 8.8 movies per year, higher than any other ethnicity group, continuing the upward trend of the past few years.

  •
  Hispanics Prefer Television in Spanish: Spanish remains the most used language in the home by U.S. Hispanic adults, and this powerfully influences television viewing habits. According to Nielsen, 58% of Hispanics aged 18 and over speak Spanish as much as or more than English in their homes. Spanish-dominant or bilingual (Spanish/English Equal) homes comprise about 63% of U.S. Hispanic households, and these homes exhibit a strong preference to watch television in their native language. Spanish-dominant households view 59% of television in Spanish and bilingual homes view about 37% of television in Spanish.

Hispanic Advertising Market

        Persons living in Hispanic television households represent over 17% of the total U.S. television household population and over 10% of the total U.S. buying power, but the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption.

        U.S. Hispanic cable advertising growth has significantly outpaced overall U.S. cable advertising growth as well as Hispanic broadcast advertising growth. U.S. Hispanic cable advertising revenue grew at a 14% CAGR from 2009 to 2017, almost tripling from $174 million to $506 million. Going forward, U.S. Hispanic cable advertising is expected to continue to grow at a 9% CAGR from 2017 to 2019, outpacing forecasted growth for U.S. cable advertising, U.S. Hispanic broadcast advertising and U.S. general market broadcast advertising.

        Similar to the under-indexing of U.S. general market cable advertising relative to viewing share in the 1980's and 1990's, U.S. Hispanic cable advertising today significantly under-indexes relative to its share of the Spanish-language television audience. In 2017, U.S. Hispanic cable networks garnered only 15% of total U.S. Hispanic television advertising, while accounting for a 22% share of total Spanish-language television viewing. Viewing of Spanish-language cable networks as a percentage of total Spanish-language television viewing has grown dramatically from 11% in 2007 to 22% in 2017.

Latin American Market (excluding Brazil)

        Latin America remains an attractive region due to its large population, shared language, strong economic growth and growing discretionary spending. Pay-TV subscribers in Latin America grew by 11% from 2012 to 2017, and are projected to grow an additional 10 million from 54 million in 2017 to 64 million by 2021 representing projected growth of 19%. Pay-TV penetration of television households has expanded from 41% in 2012 to 54% in 2017 and is projected to reach 59% by 2021. This growth is expected to be driven by a sizeable and growing population, as well as a strong macroeconomic backdrop and rising disposable income across geographies. In addition, investments in network infrastructure have improved service and performance, leading to increased penetration for pay-TV operators.

Puerto Rico Overview

        The Commonwealth of Puerto Rico is a U.S. territory and has a U.S. dollar-based economy, U.S. rule of law and strong governmental ties to the United States. The broadcast television industry in Puerto Rico is regulated by the FCC, and the banking system is regulated under the U.S. system (Federal Deposit Insurance Corporation). As of January 2017 (the latest date for which data is available), Puerto Rico had a population of approximately 3.3 million, with an additional 5.7 million Puerto Ricans living in the mainland U.S. All Puerto Ricans are U.S. citizens.

Economy

        The Puerto Rican economy has been in a recession since 2006, and its gross national product (GNP) has contracted in real terms every year between fiscal year 2007 and fiscal year 2016 (except for growth of 0.5% in fiscal year 2012). Puerto Rico has been burdened by limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other fiscal challenges. On June 30, 2016, President Obama signed HR 5278 Bill, the "Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which, among other things, established a seven-member Federally-appointed oversight board (the "Oversight Board") with broad powers over the finances of the Commonwealth and its instrumentalities and provides to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code. The Commonwealth's inability to access financing in the capital markets or from private lenders, has resulted in the Commonwealth and various public corporations defaulting on their public debt and entering into bankruptcy proceedings under PROMESA.

        During the month of September 2017, Hurricanes Irma and Maria, two major hurricanes, caused extensive destruction in Puerto Rico. Hurricane Maria made landfall on September 20, 2017, and all of Puerto Rico was left without electrical power, and other basic infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed. Puerto Rico was declared a disaster zone by President Trump due to the impact of the hurricanes, thus making them eligible for Federal assistance. Notwithstanding the significant recovery operation that has been carried out during the past five months, and that is still underway, as of the date of this report, approximately 11% of the customers of the government's electric utility in Puerto Rico remain without power (according to the government's estimates). Additionally, the hurricanes have also accelerated the outmigration trends that Puerto Rico was experiencing, with increased numbers of residents moving to the mainland United States, either on a temporary or permanent basis. The hurricanes caused a significant disruption to the island's economic activity and GNP is projected to further contract in fiscal year 2018.

        The fiscal plan certified by the Oversight Board for the Commonwealth on March 2017 projected that, even after the implementation of a number of fiscal measures, the Commonwealth government would not have sufficient revenues to cover its debt service obligations in full while continuing to provide essential government services, thus recognizing the need for significant debt restructuring and/or write-downs. At the request of the Oversight Board, however, the Commonwealth government submitted a revised fiscal plan in February 2018. The revised fiscal plan takes into account, among other things, the adverse impact of the hurricanes and the expected positive impact of increased federal support and significant reconstruction spending, and projects a significant economic contraction of 11% in fiscal year 2018 followed by a period of economic growth in the next five fiscal years. Although some of the impact of the hurricanes, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the total amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the hurricanes. The Oversight Board expects to certify a revised fiscal plan for the Commonwealth by March 30, 2018.

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

Puerto Rico Broadcast Television Market

        Puerto Rico has 1.3 million television households, comparable to that of a top 25 U.S. television market. Puerto Rico is the third largest U.S. Hispanic market behind Los Angeles and New York.

        Puerto Rican television broadcasters capture the dominant share of viewership, which is unique relative to the U.S. The three primary broadcasters in Puerto Rico—WAPA, Univision and Telemundo—collectively garner approximately 67% of all television household viewership in primetime, distinguishing Puerto Rico from the U.S. television market, where the four major national broadcast networks (ABC, CBS, NBC and Fox) garner a collective primetime audience share of less than 21%. In fact, WAPA's primetime household rating in 2017 was four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW.

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

Media Ownership Restrictions and FCC Proceedings

        The FCC's broadcast ownership rules affect the number, type and location of broadcast and newspaper properties that we are allowed to hold or acquire. The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In 2017, the FCC relaxed the broadcast ownership rules. The revised rules limit the common ownership, directly or by way of attribution, operation or control of television stations serving the same area. The rules also limit the aggregate national audience reach of television stations under common ownership, directly or by way of attribution. The FCC's rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits. In general, officers, directors and stockholders holding 5% or more of the voting interests in Hemisphere are deemed to have attributable interests. The FCC's ownership limits therefore apply to our principals and certain investors in our Company. Because we are controlled by a single stockholder holding a majority of the voting power of our capital stock, the FCC's current rules do not treat other five percent or greater voting stockholders as attributable, and those ownership interests are not required to be reported to the FCC.

        In December 2017, the FCC opened a notice of proposed rulemaking to review the national television audience reach cap and the 50% discount that is given to UHF stations in determining compliance with the national audience cap. That proposed rulemaking remains pending as of the date of this Annual Report.

Local Television Ownership Rule

        Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as at least one of the stations is not one of the top-four-rated stations (based on audience share) in the television market. However, the FCC will allow case-by-case review of a transaction that involves two top-four stations where strict application of the rule would be unwarranted. The rule also permits the ownership, operation or control of two television stations in a market as long as the stations' Noise Limited Service contours do not overlap. Broadcast stations designated by the FCC as "satellite" stations are exempt from the local television ownership rule. WNJX-TV and WTIN-TV have been designated by the FCC as "satellite" stations of WAPA-TV, a division of WAPA. The FCC may also waive its local television ownership rule to permit ownership, operation or control of two television stations in a market that would not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a "failed" station, or is "failing" (i.e., stations with negative cash flow and less than a four share all day audience rating). Under the local television ownership rule, the licensee of a television station that provides more than 15% of another in-market station's weekly programming or advertising will be deemed to have an attributable interest in the other station.

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

        Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage components generally are not deemed attributable under the FCC's current ownership rules. However, the FCC now requires that television stations make any shared services agreements available in a station's public inspection file.

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

Digital Television

        As of June 12, 2009, all full-power broadcast television stations were required to cease broadcasting analog programming and convert to all digital broadcasts. Digital broadcasting allows stations to offer digital channels for a wide variety of services such as high definition video programming, multiple channels of standard definition video programming, such as WAPA Deportes, data, and other types of communications. Each station is required to provide at least one free over-the-air video program signal.

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

        In 2017, the FCC adopted rules authorizing the deployment of the Next Generation broadcast television transmission standard, also called ATSC 3.0. ATSC 3.0 is an Internet Protocol-based broadcast transmission platform that merges the capabilities of over-the-air broadcasting with the broadband viewing and information delivery methods of the Internet, using the same 6 MHz channels presently allocated for digital television service. Stations are not obligated to use ATSC 3.0; use of the new standard is voluntary. We cannot predict what impact the new standard will have on our Business.

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

        MVPDs are not required to carry any programming streams other than a station's primary video programming channel. Consequently, WAPA's multicast channel WAPA Deportes is not entitled to mandatory carriage under the FCC's must-carry rules. However, we are free to negotiate with MVPDs for the carriage of additional programming streams.

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

Repurposing of Broadcast Spectrum for Other Uses

        Federal legislation was enacted in February 2012 that, among other things, authorized the FCC to conduct voluntary "incentive auctions" in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to "repack" television stations into a smaller portion of the existing television spectrum band, and to require television stations that did not relinquish spectrum in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion.

        The FCC has adopted rules concerning the incentive auction and the repacking of the television band and has commenced the auction process. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a "reverse" auction whereafter wireless providers were permitted to bid to acquire spectrum from the government in a related "forward" auction. We filed an application to participate in the reverse auction. However, because the price to sell our spectrum fell below the value we ascribe to it, we did not sell any of our spectrum in the auction. The incentive auction concluded in the first half of 2017. The FCC is now in the process of "repacking" the remaining television broadcast spectrum, which requires that certain television stations that did not relinquish spectrum in the reverse auction modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC will reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. When repacking, the FCC will make reasonable efforts to preserve a station's coverage area and population served. Stations WNJX-TV and WTIN-TV have been reassigned new channels as a result of the incentive auction. We are in the process of transitioning WNJX-TV and WTIN-TV to their post-auction channels.

        The outcome of the repacking of broadcast television spectrum and the impact of such on WAPA's business, cannot be predicted. Nevertheless, we do not believe that the auction will have a material negative impact on our Business, because with post-auction channel assignments our stations will remain in the more desirable UHF band; our three television stations have overlapping coverage areas, so it is unlikely that we will lose service to a significant portion of the households that we serve. If the FCC is unable to reimburse all of our repacking expenses, the amount of the shortfall is unlikely to be material to our Business as a whole.

EEO Rules

        The FCC's Equal Employment Opportunity ("EEO") rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast television stations. Broadcasters are also subject to random audits to ensure compliance with the FCC's EEO rules and may be sanctioned for noncompliance.

Recordkeeping

        The FCC rules require broadcast television stations to maintain various records regarding operations, including equipment performance records and a log of the station's operating parameters. Television stations must also maintain a public inspection file, which is hosted on an FCC-maintained website. This file must contain various records, including the station license, FCC applications, contour maps, ownership reports, political broadcasting records, EEO public file reports, a copy of the manual "The Public and Broadcasting," material regarding FCC investigations or complaints, issues/programs lists, children's television programming reports, records concerning compliance with commercial limits in children's programming, time brokerage agreements and joint sales agreements, shared services agreements and statements of must-carry/retransmission elections.

Broadcast Localism

        In 2007, the FCC issued a Report on Broadcast Localism and Notice of Proposed Rulemaking (the "Localism Report"). The Localism Report tentatively concluded that broadcast stations should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of their communities. The Localism Report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The Localism Report sought public comment on two additional rule changes that would impact television broadcasters. These rule changes would restrict a broadcaster's ability to locate a station's main studio outside the community of license and the right to operate a station remotely. To date, the FCC has not issued a decision adopting rules to implement any of the initiatives in the Localism Report, and it cannot be predicted whether or when the FCC might act to codify any such initiatives. The FCC has, however, eliminated the main studio rule that requires stations to have a studio in or near their community of license.

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

        In 2018, the FCC implemented increased forfeiture amounts for indecency violations that were enacted by Congress. The maximum permitted fine for an indecency violation is $397,251 per incident and $3,666,930 for any continuing violation arising from a single act or failure to act.

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

Item 1A.    Risk Factors.

        The following risk factors and the forward-looking statements disclaimer elsewhere herein should be read carefully in connection with evaluating our Business and our subsidiaries. These risks and uncertainties could cause actual results and events to differ materially from those anticipated. Many of the risk factors described under one heading below may apply to more than one section in which we have grouped them for the purpose of this presentation. As a result, you should consider all of the following factors, together with all of the other information presented herein, in evaluating our Business and our subsidiaries and the joint ventures and investments they enter into. These risk factors may be amended, supplemented or superseded from time to time in future filings and reports that we file with the Commission in the future.

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

  •
  changes in audience ratings, including Nielsen's ability to provide ratings; and

  •
  other factors beyond our control.

        Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. For example, as a result of the impact of Hurricanes Irma and Maria, Nielsen suspended reporting of ratings data in Puerto Rico in September 2017. Any decline in audience ratings could cause revenue to decline, adversely impacting our Business and our operating results. Our advertising revenue and results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher operating income in the fourth quarter than in the first, second, and third quarters of each year. This seasonality is primarily attributable to advertisers' increased expenditures in anticipation of the holiday season spending. In addition, we typically experience an increase in revenue every four years as a result of advertising sales in respect of local government elections in Puerto Rico. The next political year will be 2020. As a result of the seasonality and cyclicality of our revenue, and the historically significant increase in our revenue during election years, investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

        Our Networks' viewership is also affected by the quality and acceptance of competing programs and other content offered by other networks, the availability of alternative forms of entertainment and leisure time activities, including general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending. Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. Any decline in our Networks' viewership or audience ratings could cause advertising revenue to decline, subscription revenues to fall, and adversely impact our Business and operating results.

Our Networks may not be able to grow their subscribers and/or subscriber/retransmission fees, or such subscribers and/or fees may decline and, as a result, our revenues and profitability may not increase and could decrease.

        The growth of our Networks' subscriber base depends upon many factors, such as overall growth in cable, satellite and telco subscribers, the popularity of our Networks' programming, our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, maintenance of existing distribution, and the success of our marketing efforts in driving consumer demand for their content, as well as other factors that are beyond our control, including temporary and permanent migration shifts in Puerto Rico, particularly following Hurricane Maria.

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

        If we or any of our officers, directors, or attributable interest holders materially violate the FCC's rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements, children's programming requirements, public file requirements, which impact broadcasters, and also rules that relate to the emergency alert system and closed captioning, and equal employment opportunity outreach and recordkeeping requirements, which impact MVPDs. For example, in 2018, the statutory maximum fine for broadcasting indecent material increased from $389,305 to $397,251 per incident. In 2014, the FCC issued fines against three cable network owners, with the fines ranging from $280,000 to $1,120,000, for violating FCC rules relating to the emergency alert system. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our Business facilities or FCC fines. Additionally, the effect of recent judicial decisions regarding the FCC's indecency enforcement practices remain unclear and we are unable to predict the impact of these decisions on the FCC's enforcement practices, which could have a material adverse effect on our Business.

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

        Recently, Hurricanes Irma and Maria caused substantial damage to property and infrastructure in Puerto Rico, including limited damage to our studios and offices and to two of our three transmission towers and significant damage beyond repair to the third of our transmission towers. While WAPA-TV is not currently operating from its FCC-licensed facilities, we have found temporary facilities from which the WAPA-TV signal is being broadcast over-the-air, and are working on a long-term solution and have identified several acceptable solutions. Failure to finalize on a long-term solution could have an adverse effect on our Business and results of operations. The hurricanes destroyed residential and commercial buildings, agriculture, communications networks and most of Puerto Rico's electric grid. We have prepared claims under our property and casualty policies totaling approximately $13.0 million and are optimistic that we will receive payment in the fiscal year ending December 31, 2018 on all of our property losses, subject to deductibles and other costs. Beyond physical damage, the extraordinary situation in Puerto Rico has and will adversely affect WAPA's business in the fiscal year ended December 31, 2017 and year ending December 31, 2018. Following the hurricanes, there was a steep drop off in advertising revenue in Puerto Rico. There was also significant impact on retransmission and subscriber fee revenue in Puerto Rico for the year ended December 31, 2017 and continued impact to the advertising market. Generally, for both advertising and retransmission and subscriber fee revenues in Puerto Rico, we do not expect significant improvement until power is more widely restored and Nielsen recommences ratings measurements on the island. While we anticipate that a significant portion of the adverse impact to the operations of our business will be mitigated through business interruption insurance, it will not offset the full extent of the income loss. Furthermore, there can be no assurances of the timing and amount of proceeds we may recover under any our insurance policies. Finally, as a result of the hurricanes, a significant number of citizens have left, or may leave, Puerto Rico, and there can be no assurance about when they will return, if at all. As a result, the disruption from the storms, coupled with the uncertainty regarding the timing of the recovery and possible declines in television households, could have a material adverse effect on our results of operations and financial position

Puerto Rico's continuing economic hardships may have a negative effect on the overall performance of our Business, financial condition and results of operations.

        Financial and economic conditions in Puerto Rico have further deteriorated and continue to be uncertain. The continuation or worsening of such conditions could have an adverse effect on our Business, results of operations, and/or financial condition.

        The Puerto Rican economy has been and continues to be in a recession since 2006, and has been burdened by limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other potential fiscal challenges. Moreover, Hurricane Maria caused a significant disruption to the island's economic activity and GNP is projected to further contract in fiscal year 2018. For more information on the Puerto Rican economy, see "—Industry—Puerto Rico Overview—Economy".

        Additionally, Puerto Rico's track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges. The fiscal plan certified by the Oversight Board for the Commonwealth on March 2017 projected that, even after the implementation of a number of fiscal measures, the Commonwealth government would not have sufficient revenues to cover its debt service obligations in full while continuing to provide essential government services, thus recognizing the need for significant debt restructuring and/or write-downs. At the request of the Oversight Board, however, the Commonwealth government submitted a revised fiscal plan in February 2018. The revised fiscal plan takes into account, among other things, the adverse impact of the hurricanes and the expected positive impact of increased federal support and significant reconstruction spending, and projects a significant economic contraction of 11% in fiscal year 2018 followed by a period of economic growth in the next five fiscal years. Although some of the impact of the hurricanes, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the total amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the hurricanes. The Oversight Board expects to certify a revised fiscal plan for the Commonwealth by March 30, 2018. There can be no assurance that any past or new actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will achieve their intended effect.

        Hurricane Maria has also accelerated the outmigration trends that Puerto Rico was experiencing, with increased numbers of residents moving to the mainland United States, either on a temporary or permanent basis.

        In addition to any negative direct consequences to our Business or results of operations arising from these financial, economic and climate developments, some of these actions may adversely affect our distribution partners, advertisers or other consumers on whom we rely. Our Business and results of operations could be negatively affected as a result.

Certain of our Cable Networks and the Canal 1 joint venture have international operations and exposures that incur certain risks not found in doing business in the United States.

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

        For example, Canal 1 operates solely in Colombia. Although Colombia has a long-standing tradition respecting the rule of law, which has been bolstered in recent years by the present and former government's policies and programs, no assurances can be given that our joint venture's plans and operations will not be adversely affected by future developments in Colombia. Canal 1's operations and activities in Colombia are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, broadcast licenses or other agreements, changes in laws or taxation policies, currency exchange restrictions, and changing political conditions and international monetary fluctuations. Future government actions concerning the economy, taxation, or the operation and regulation of national over-the-air broadcast concessions, could have a significant effect on the joint venture. Colombia was home to South America's largest and longest running insurgency, which ended on December 1, 2016 following the government's ratification of a peace treaty with the Revolutionary Armed Forces of Colombia ("FARC"). While the situation has improved dramatically in recent years, there can be no guarantee that the situation will not again deteriorate. Any increase in kidnapping, gang warfare, homicide and/or terrorist activity in Colombia generally may disrupt supply chains and discourage qualified individuals from being involved with the joint venture's operations. Any changes in regulations or shifts in political attitudes are beyond our control and may adversely affect the joint venture's business.

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

The broadcast incentive auction has resulted in the modification of our broadcast licenses for WAPA by requiring us to operate on other channels.

        As a result of the FCC spectrum auction which was concluded in January 2017, the FCC will "repack" television stations that did not relinquish spectrum in the auction in remaining television broadcast spectrum, which requires certain television stations that did not relinquish spectrum to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs up to a total across all stations of $1.75 billion. The FCC, when repacking the television broadcast spectrum, will use reasonable efforts to preserve a station's coverage area and population served. The FCC has assigned new channels to stations that are required to be "repacked" and stations are in the process of moving to their new channels, which will take place over the course of the next several years. We did not relinquish any of our spectrum in the auction. Two of our licenses, WNJX-TV and WTIN-TV, have been reassigned new channels as a result of the incentive auction and we are in the process of transitioning WNJX-TV and WTIN-TV to their post-auction channels.

        We cannot predict whether following the repacking the coverage area and population served by our stations will be completely preserved or whether the $1.75 billion set aside for reimbursing repacking expenses will be sufficient to cover all repacking expenses. Nevertheless, we do not believe that the auction will have a material negative impact on our Business, because with post-auction channel assignments our stations will remain in the more desirable UHF band; our three television stations have overlapping coverage areas, so it is unlikely that we will lose service to a significant portion of the households that we serve. If the FCC is unable to reimburse all of our repacking expenses, the amount of the shortfall is unlikely to be material to our Business as a whole.

Our Networks are subject to interruptions of distribution as a result of our reliance on broadcast towers, satellites and Distributors for transmission of its programming. A significant interruption in transmission ability could seriously affect our Business and results of operations, particularly if not fully covered by its insurance.

        Our Networks could experience interruptions of distribution or potentially long-term increased costs of delivery if the ability of broadcast towers, satellites or satellite transponders, or Distributors to transmit our Networks' content is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, or other third party action. For example, see risk factor above, "We have operations, properties and viewers that are located in Puerto Rico and Florida and could be adversely affected in the event of a hurricane or other extreme weather conditions."

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

        A majority of our employees in Puerto Rico are highly specialized union members who are essential to the production of television programs and news. These employees are covered by our CBAs. Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for four employees covered by the other CBA scheduled to expire on June 27, 2019. A strike by, or a lockout of, UPAGRA, which provides personnel essential to the production of television programs, could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in the programming schedule of certain of our Networks, which could have a material adverse effect on our Business, financial condition and results of operations.

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

        WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and the above-noted Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical and declining status, the "Red Zone", as defined by the PPA and the Multiemployer Pension Reform Act of 2014 ("MPRA"), due to the projected insolvency of the Plan within the next 19 years. A plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010 and then updated on November 17, 2015. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. In 2015, the Plan's Trustee's reviewed the Rehabilitation Plan and the financial projections under the Plan and determined that is was not prudent to continue benefit accruals under the current Plan and that implementation of an updated plan with a new benefit design would be in the best interest of the Plan's participants.

        WAPA elected the "Preferred Schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015. On July 14, 2017 WAPA executed an updated MOA under which it agreed to remain a contributing employer to the Plan through May 31, 2022 and to make contributions to the Plan at a fixed rate of $18.03 per week for each WAPA covered employee during such period (i.e., its contributions per employee will not increase during the term of its CBA or through any period during which a new CBA is entered into, if any).

        The future cost of the Plan depends on a number of factors, including the funding status of the Plan and the ability of other participating companies to meet ongoing funding obligations. Assets contributed to the Plan are not segregated or otherwise restricted to provide benefits only to the employees of WAPA. While WAPA's pension cost for the Plan is established by the CBA and is fixed for the term of the CBA, the Plan may revise the Rehabilitation Plan to impose additional increased contribution rates and surcharges that could be applicable to future CBAs based on the funded status of the plan and in accordance with the provisions of the Rehabilitation Plan and the PPA. Factors that could impact the funded status of the Plan include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

        The contributions required under the terms of the CBA and the effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on our results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on WAPA to make future contributions towards any plan underfunding may be material. In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax of 5% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

        If WAPA completely or partially withdrew from the Plan, it would be obligated to pay complete or partial withdrawal liability (which could be material). Under the statutory requirements applicable to withdrawal liability with respect to a multiemployer pension plan, in the event of a complete withdrawal from the Plan, WAPA would be obligated to make withdrawal liability payments to fund its proportionate share of the Plan's unfunded vested benefits ("UVBs"). WAPA's payment amount for a given year would be determined based on its highest contribution rate (as limited by MPRA) and its highest average contribution hours over a period of three consecutive plan years out of the ten-year period preceding the date of withdrawal. To the extent that the prescribed payment amount was not sufficient to discharge WAPA's share of the Plan's UVBs, WAPA's payment obligation would nevertheless end after 20 years of payments (absent a withdrawal that is part of a mass withdrawal, in which case the annual payments would continue indefinitely or until WAPA paid its share of the Plan's UVBs at the time of withdrawal).

        Pursuant to the last available notice (for the Plan year ended December 31, 2016), WAPA's contributions to the Plan exceeded 5% of total contributions made to the Plan. For more information, see Note 11, "Retirement Plans" of Notes to Consolidated Financial Statements, included in this Annual Report.

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

        From time to time, we have acquired or invested in complementary businesses and entered into joint ventures/investments. In the future we may make other acquisitions, invest in complementary businesses including joint ventures that involve unknown risks, and may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our Business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks including:

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

Our equity method investments' past financial performance may not be indicative of future results.

        We have equity investments in several entities and the accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership and the level of influence or control we have over the relevant entity. Any losses experienced by these entities could adversely impact our results of operations and the value of our investment. In addition, if these entities were to fail and cease operations, we may lose the entire value of our investment and the stream of any shared profits. Some of our ventures may require additional uncommitted funding.

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

        We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. We may, subject to the terms of our Second Amended Term Loan Facility and applicable law, enter into transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we may become involved, and may also compete with us.

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

        For example, the newly-enacted Tax Cuts and Jobs Act and the Bipartisan Budget Act of 2018 could adversely impact our results of operations. The determination of our worldwide provision for income taxes and current and deferred tax balances requires judgment and estimation. Our provision for income taxes could also be materially adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets, or by changes in worldwide tax laws, regulations, or accounting principles.

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

        Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of Section 404 in a timely manner, if we fail to remedy any material weakness and maintain effective internal control over our financial reporting in the future, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, investors could lose confidence in the reliability of our financial statements, our access to the capital markets may be restricted, the trading price of our Class A common stock and Warrants may decline, and we may be subject to sanctions or investigations by regulatory authorities, including the SEC or NASDAQ. In addition, failure to comply with our reporting obligations with the Commission may cause an event of default to occur under our Second Amended Term Loan Facility, or similar instruments governing any debt we incur in the future.

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

Our Second Amended Term Loan Facility may limit our financial and operating flexibility.

        Our Second Amended Term Loan Facility includes financial covenants restricting our subsidiaries ability to incur additional indebtedness, pay dividends or make other payments, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. These covenants limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, such covenants limit our flexibility in planning for, or reacting to, changes in the industries in which we operate.

Risks Related to Our Securities and Corporate Structure

If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock and Warrants could decline.

        If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock and Warrants could decline. The trading market for our Class A common stock and Warrants will be influenced by the research and reports that industry or securities analysts may publish about our Business, our market, or our competitors. As of December 31, 2017, only two industry analysts published research on our Business. If any of the analysts who may cover our Business change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock and Warrants would likely decline. If any analyst who may cover our Business were to cease coverage of Hemisphere or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

        The average daily trading volume in our Class A common stock and our Warrants during the year ended December 31, 2017 was approximately 89,686 shares and 30,845, respectively. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock and Warrants or the prices at which holders may be able to sell our Class A common stock and Warrants and the limited market liquidity for our securities could affect a holder's ability to sell at a price satisfactory to that holder.

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

        We issued Warrants to certain holders upon the consummation of the Transaction. To the extent such Warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock. For the year ended December 31, 2017, 190,749 Warrants were exercised. In connection with such exercises, 22,911 shares of Class A common stock were issued and the Company received $0.2 million in cash proceeds, as some of the Warrant exercises were done on a cashless basis.

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

        We are a holding company with no business operations of our own. Our only significant asset is, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Although our Second Amended Term Loan Facility permits certain restricted payments from our subsidiaries to us to pay for our administrative expenses corporate overhead, franchise taxes, public company costs, directors' fees and certain insurance premiums and deductibles, it restricts our subsidiaries ability to remit dividends to us in other instances at certain leverage ratios. Additionally, dividends to us from WAPA are also subject to certain local taxation. Consequently, our ability to pay dividends is limited by funds that our subsidiaries are permitted to dividend to us, and in certain instances, will subject us to certain tax liabilities.

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

        We own the property the houses our studios and offices in San Juan, Puerto Rico. We also lease the land for our transmission towers in Cayey, Puerto Rico, Jayuya, Puerto Rico and Maricao, Puerto Rico pursuant to long-term lease facilities. High sustained winds of Hurricane Maria caused one of our three transmission towers to fall, completely destroying the tower and the transmission equipment housed on the tower. Since the storm, we have been transmitting WAPA's signal via the multicast spectrum of another broadcast television network. At the same time, we have been evaluating alternate long-term transmission solutions, and have identified several acceptable solutions. Our headquarters at WAPA did not suffer any material damages from the impact of the hurricanes in 2017. Except as set forth above, WAPA's current facilities are adequate to meet our needs for the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for our activities.

        The following table sets forth our principal places of business at December 31, 2017:

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our Class A common stock is listed and traded on NASDAQ under the symbol "HMTV." There is no publicly traded market for our Class B common stock. At March 12, 2018, there were 20,282,202 shares of Class A common stock outstanding, and the closing sale price of our ordinary shares was $11.80. Also as of that date, we had approximately 25 and 4 ordinary shareholders of record of our Class A common stock and Class B common stock, respectively. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name. We have not declared any dividends and we have no present intention to pay dividends on our Class A common stock or Class B common stock. Our Second Amended Term Loan Facility restricts our ability to declare dividends in certain situations.

Price Range of our Class A Common Stock

        The table below sets forth the intra-day high and low sales prices per share of our Class A common stock for the periods indicated as reported on NASDAQ:

	High	Low
Fiscal Year ended December 31, 2017
First Quarter	$11.95	$10.75
Second Quarter	$12.40	$10.95
Third Quarter	$13.20	$11.75
Fourth Quarter	$12.70	$10.65

	High	Low
Fiscal Year ended December 31, 2016
First Quarter	$14.81	$12.00
Second Quarter	$13.28	$10.35
Third Quarter	$13.40	$11.12
Fourth Quarter	$12.66	$10.75

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, Warrants and rights (a)	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (b)
Equity compensation plans approved by security holders	2,898,334	$11.62	2,739,714
Equity compensation plans not approved by security holders	—	—	—

Total	2,898,334	$11.62	2,739,714

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

Performance Graph

        The following graph compares the performance of our Class A common stock with the performance of the S&P 500 and a peer group index of companies that we believe are closest to ours (the "Peer Group Index") by measuring the changes in our Class A common stock prices from April 5, 2013 through December 31, 2017. Because no published index of comparable media companies currently reports values on a dividends-reinvested basis, we have created a Peer Group Index for purposes of this graph in accordance with the requirements of the Commission. The Peer Group Index is made up of companies that engage in the broadcast and cable television programming as a significant element of their business, although not all of the companies included in the Peer Group Index participate in all of the lines of business in which we are engaged, and some of the companies included in the Peer Group Index also engage in lines of business in which we do not participate. Additionally, the market capitalizations of many of the companies included in the Peer Group Index are quite different from ours. The common stock of the following companies has been included in the Peer Group Index: AMC Networks Inc., Discovery Communications Inc., Entravision Communications Corporation and Scripps Networks Interactive, Inc. The chart assumes $100 was invested on April 5, 2013 in each of our Class A common stock, S&P 500 and in a peer group weighted by market capitalization at the beginning of the period.

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

Recent Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following table sets forth our selected historical consolidated financial information for the periods presented. The selected financial information for the fiscal years ended December 31, 2017, 2016, 2015, 2014 and 2013 have been derived from our audited consolidated financial.

        The financial information indicated may not be indicative of future performance. This financial information and other data should be read in conjunction with our audited and consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.

	2017	2016	2015	2014	2013
Selected Statement of Operations Information: (amounts in thousands expect per share data)
Net revenue	$124,464	$138,525	$129,790	$111,989	$86,005
Operating income	25,356	40,023	34,867	26,027	7,722
Income (loss) before income taxes	5,270	28,372	22,781	12,986	(1,167)
Income tax expense	(18,706)	(10,372)	(9,042)	(2,429)	(3,130)

Net (loss) income	$(13,436)	$18,000	$13,739	$10,557	$(4,297)

Basic net (loss) income per share	$(0.33)	$0.43	$0.32	$0.25	$(0.14)
Diluted net (loss) income per share	$(0.33)	$0.43	$0.31	$0.25	$(0.14)
Weighted average shares outstanding
Basic	40,164	41,666	42,840	42,321	31,143
Diluted	40,164	42,274	43,802	42,622	31,143
Selected Balance Sheet Information:
Cash	$124,299	$163,090	$179,532	$142,010	$176,622
Goodwill	164,887	164,887	164,887	164,887	130,794
Other intangibles	51,661	64,849	78,185	91,611	34,610
Other assets	157,039	137,615	126,292	119,889	108,094
Total assets	497,886	530,441	548,896	518,397	450,120
Total liabilities	258,982	261,101	270,255	261,984	209,332
Total stockholders' equity	238,904	269,340	278,641	256,413	240,788

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

  •
  Consolidated Results of Operations.  The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2017 compared to the year ended December 31, 2016, and for the year ended December 31, 2016 compared to the year ended December 31, 2015.

  •
  Liquidity and Capital Resources.  The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2016, and for the year ended December 31, 2016 compared to the year ended December 31, 2015.

OVERVIEW

Our Company

        We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets. Headquartered in Miami, Florida, we own and operate a variety of media businesses, and hold minority interests in certain media properties. Our portfolio consists of:

  •
  Cinelatino:  the leading Spanish-language cable movie network with over 20 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television entertainment network in the U.S. overall, based on coverage ratings.

  •
  WAPA:  the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico for the last nine years. WAPA is Puerto Rico's news leader and the largest local producer of news and entertainment programming, producing over 60 hours in the aggregate each week. Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball ("MLB"), National Basketball Association ("NBA") and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, the leading news and entertainment website in Puerto Rico, featuring content produced by WAPA.

  •
  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S. WAPA America's programming includes over 60 hours per week of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to 4.4 million subscribers, excluding digital basic subscribers.

  •
  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features many of the best telenovelas licensed from top producers throughout the world. Pasiones has over 19 million subscribers across the U.S. and Latin America.

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

  •
  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to 1.9 million subscribers.

  •
  Canal 1:  the #3-rated broadcast television network in Colombia. We own Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession for Canal 1 in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017.

  •
  Pantaya:  a cross-platform Spanish-language digital subscription service that is well positioned to be the dominant player in the Spanish-language OTT space. The service, which launched in August 2017, allows audiences to access many of the best and most current Spanish-language films and includes content from our movie library, as well as Pantelion's U.S. theatrical titles, Lionsgate's movie library, and Grupo Televisa's theatrical releases in Mexico.

  •
  REMEZCLA:  on April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content.

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

        All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as "affiliation agreements," which typically provide for annual rate increases. The specific retransmission/subscriber fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor's paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in retransmission/subscriber fees are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks' viewership and giving our Networks' subscribers a premium, high-value experience. The continued growth in our retransmission/subscriber fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements.

        In 2017 we generated approximately 92% of our net revenues from the United States. For the years ended December 31, 2017, 2016 and 2015, we generated $114.2 million, $129.3 million and $120.6 million, respectively, from the United States. For the years ended December 31, 2017, 2016 and 2015, we generated $10.3 million, $9.2 million and $9.2 million, respectively, from outside the United States.

        WAPA has been the #1-rated broadcast television network in Puerto Rico for the last nine years and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. WAPA's primetime household rating in 2017 was four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success in the last nine years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks (ABC, CBS, NBC and Fox) have experienced in the U.S.

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

        Hispanics represent 18% of the total U.S. population and over 10% of the total U.S. buying power, but the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption. U.S. Hispanic cable network advertising revenue grew at a 14% CAGR from 2009 to 2017, almost tripling from $174 million to $506 million. Going forward, U.S. Hispanic cable advertising is expected to continue to grow at a 9% CAGR from 2017 to 2019, outpacing forecasted growth for U.S. cable advertising, U.S. Hispanic broadcast advertising and U.S. general market broadcast advertising.

        Management expects our U.S. networks to benefit from significant growth in subscribers, as the U.S. Hispanic population continues its long-term growth. The U.S. Census Bureau estimated that over 57 million Hispanics resided in the United States in 2016, representing an increase of more than 22 million people between 2000 and 2016, and that number is projected to grow to 70 million by 2025. U.S. Hispanic television households grew by 31% during the period from 2008 to 2018, from 12 million households to 16 million households. Similarly, Hispanic pay-TV subscribers increased 20% since 2008 to 11.7 million subscribers in 2017. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for all of our Networks.

        Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 11% from 2012 to 2017, and are projected to grow an additional 10 million from 54 million in 2017 to 64 million by 2021 representing projected growth of 19%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 30% and 27%, respectively, of total pay-TV subscribers throughout Latin America. Accordingly, growth through new system launches represents a significant growth opportunity. Management believes Cinelatino and Pasiones have widespread appeal throughout Latin America, and therefore will be able to expand distribution throughout the region.

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

Hurricanes Irma and Maria

        On September 6, 2017, Hurricane Irma resulted in a loss of power to over 70% of the homes in Puerto Rico. Two weeks later, on September 20, 2017, Hurricane Maria made landfall in Puerto Rico causing widespread devastation and loss of power to 100% of the island. Additionally, the high sustained winds of Hurricane Maria caused one of our three transmission towers to fall, completely destroying the tower and the transmission equipment housed on the tower. Since the storm, we have been transmitting WAPA's signal via the multicast spectrum of another broadcast television network. At the same time, we have been evaluating alternate long-term transmission solutions, and have identified several acceptable solutions.

        The back-to-back hurricanes in Puerto Rico adversely affected WAPA's business from September through the end of 2017. Restoration of power has been slow and unpredictable. As of February 28, 2018, approximately 11% of customers were still without power. We expect our advertising revenue and retransmission fees will be adversely affected in 2018 as a result of the loss of power. We have prepared claims under our property and casualty policies totaling approximately $13 million. We expect to recover most of the cost from insurance, subject to deductibles and other costs. We also anticipate that a portion of the lost income will be mitigated through our business interruption policies, which have combined limits of $10 million per occurrence. There can be no assurances of the timing and amount of the proceeds we may recover under our insurance policies.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Years Ended December 31, 2017 and December 31, 2016 (amounts in thousands)

	Years Ended December 31,
			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2017	2016
Net revenues	$124,464	$138,525	(14,061)	(10.2)%

Operating expenses:
Cost of revenues	39,965	41,293	1,328	3.2%
Selling, general and administrative	39,437	38,333	(1,104)	(2.9)%
Depreciation and amortization	16,228	16,608	380	2.3%
Other expenses	3,501	2,262	(1,239)	(54.8)%
(Gain) loss on disposition of assets	(23)	6	29	NM

Total operating expenses	99,108	98,502	(606)	(0.6)%

Operating income	25,356	40,023	(14,667)	(36.6)%

Other (expense) income:
Interest expense, net	(10,905)	(11,651)	746	6.4%
Loss on impairment of fixed assets	(546)	—	(546)	(100)%
Loss on equity method investments	(11,885)	—	(11,885)	(100)%
Other income	3,250	—	3,250	100%

Total other expense	(20,086)	(11,651)	(8,435)	(72.4)

Income before income taxes	5,270	28,372	(23,102)	(81.4)%
Income tax expense	(18,706)	(10,372)	(8,334)	(80.4)%

Net (loss) income	$(13,436)	$18,000	(31,436)	(174.6)%

NM = not meaningful

Net Revenues

        Net revenues were $124.5 million for the twelve months ended December 31, 2017, as compared to net revenues of $138.5 million for the comparable period in 2016. The decrease in the twelve month period was due to a $14.5 million decline in advertising revenue driven by the impact of Hurricanes Irma and Maria on the television advertising market in Puerto Rico. Additionally, in 2016 the Company benefited from political advertising of $2.6 million, which did not occur in 2017. Subscriber and retransmission fees increased $1.6 million due to annual rate increases and subscriber growth, which was offset by the impact of Hurricanes Irma and Maria, which caused an interruption in pay television subscriptions of multi-channel video distributors in Puerto Rico that distribute the Company's networks, and the termination of carriage of TV Dominicana by DirecTV in September 2017. Other revenues increased $1.4 million due to the timing and availability of content licensed to third parties. Excluding political advertising revenue in the prior year period, net revenue decreased by $11.5 million for the twelve months ended December 31, 2017.

	Subscribers(a) (amounts in thousands)
	December 31, 2017	December 31, 2016
U.S. Cable Networks:
WAPA America(b)	4,362	4,189
Cinelatino(c)	4,424	4,588
Pasiones(c)	4,450	4,620
Centroamerica TV	4,127	4,063
Television Dominicana(c)	1,876	3,249

Total	19,239	20,709
Latin America Cable Networks:
Cinelatino	16,087	15,430
Pasiones	14,776	13,235

Total	30,863	28,665

(a)
Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)
Excludes digital basic subscribers. Subscribers to WAPA America including digital basic subscribers decreased 6.1% from December 31, 2016 to December 31, 2017. The subscriber total for WAPA America as of December 31, 2017 does not reflect the incremental subscribers to WAPA America as a result of the expanded distribution provided by certain distributors following Hurricane Maria.

(c)
Subscriber figures for all periods presented above include subscribers in Puerto Rico, which were negatively impacted in the December 31, 2017 period as a result of Hurricane Maria.

Operating Expenses

        Cost of Revenues:    Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the year ended December 31, 2017, cost of revenues were $40.0 million, a decrease of $1.3 million, or 3.2%, compared to $41.3 million for the year ended December 31, 2016. The decrease was driven by lower programming and production expenses due to cost reduction measures implemented following Hurricane Maria, and lower news costs due to coverage of political elections in 2016, offset in part by incremental Hurricane Maria related expenses of $0.3 million and severance costs due in part to the cost savings measures implemented following Hurricane Maria.

        Selling, General and Administrative:    Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. For the year ended December 31, 2017, selling, general and administrative expenses increased $1.1 million, or 3%, due primarily to incremental Hurricane Maria related expenses of $0.5 million severance costs of $0.5 million and higher bad debt expense of $0.5 million, offset in part by lower stock-based compensation and marketing expenses.

        Depreciation and Amortization:    Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. For the year ended December 31, 2017, depreciation and amortization expense decreased $0.4 million, primarily due to the expiration of the useful lives of certain fixed assets, which were reflected in depreciation and amortization expense in a portion of the prior year period. These fixed assets continue to be used in the operations of the business.

        Other Expenses:    Other expenses include legal and financial advisory fees, and other fees incurred in connection with acquisition and corporate finance activities, including debt and equity financings. For the year ended December 31, 2017, other expenses increased $1.2 million primarily due to costs incurred in connection with the refinancing of our Term Loan Facility in the first quarter of this year.

        (Gain) Loss on Disposition of Assets:    Reflects gains or losses on disposal of equipment no longer used in our operations.

Other, net

        Other, net consists primarily of interest expense, loss on equity investments and Other income. Other expense, net for the year ended December 31, 2017, increased $8.4 million. The increase was primarily driven by our share of the losses on equity method investments of $14.1 million for the year ended December 31, 2017 and the $0.5 million impairment of assets damaged during Hurricane Maria. These increases were offset in part by insurance proceeds of $3.3 million received in connection with our property insurance policies covering equipment damaged during Hurricane Maria, the preferred return on investments of $2.2 million and decreased interest expense of $0.8 million, due to a lower interest rate as a result of the refinancing of our Term Loan Facility in February 2017. See Note 3, "Property, Plant and Equipment", and Note 5, "Equity method investments" of Notes to Consolidated Financial Statements, included in this Annual Report.

Income Tax Expense

        For the year ended December 31, 2017, income tax expense increased $8.3 million, despite the decline in income before taxes. The increase in income taxes is due to the Tax Cuts and Jobs Act, enacted in December 2017, which amended the Internal Revenue Code and lowered the U.S. Corporate Federal Tax rate, and as a result, reduced the forecasted opportunity for the Company to utilize foreign tax credits created by income taxes paid in Puerto Rico, and the revaluation of our net deferred tax assets, which had the effect of increase income tax expense by $13.6 million in the year. This resulted in increased income tax expense of $8.3 million for the year ended December 31, 2017, when compared to the prior year period. For more information, see Note 6, "Income Taxes" of Notes to Consolidated Financial Statements, included in this Annual Report.

Net (Loss) Income

        Net loss for the twelve months ended December 31, 2017, was $13.4 million, as compared to net income of $18.0 million in the comparable period in 2016.

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

	Subscribers(a) (amounts in thousands)
	December 31, 2016	December 31, 2015
U.S. Cable Networks:
WAPA America(b)	4,189	3,989
Cinelatino	4,588	4,443
Pasiones	4,620	4,374
Centroamerica TV	4,063	3,967
Television Dominicana	3,249	2,991

Total	20,709	19,764
Latin America Cable Networks:
Cinelatino	15,430	11,891
Pasiones	13,235	10,198

Total	28,665	22,089

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

Income Tax Expense

        Income tax expense increased $1.3 million due to an increase in income before taxes of $5.6 million for the year ended December 31, 2016. For more information, see Note 6, "Income Taxes" of Notes to Consolidated Financial Statements included in this Annual Report.

Net Income

        Net income increased $4.3 million for the year ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

        Our principal sources of cash are cash on hand, and cash flows from operating activities. As of December 31, 2017, the Company had $124.3 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

        On June 20, 2017, the Company announced a stock repurchase program. Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, subject to stock price, business and market conditions and other factors. As of December 31, 2017, the total amount authorized under the stock repurchase program was $25 million, and the Company had $3.1 million of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on July 17, 2018.

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

Cash Flows

	Years Ended December 31,
	2017	2016	2015
Amounts in thousands
Cash provided by (used in):
Operating activities(a)	$25,711	$27,655	$42,464
Investing activities	(39,232)	(3,493)	(5,355)
Financing activities(a)	(25,270)	(40,604)	413

Net (decrease) increase in cash	$(38,791)	$(16,442)	$37,522

(a)
Prior period amounts have been reclassified between operating and financing activities in order to conform with current period presentation requirements.

Comparison for the Year Ended December 31, 2017 and December 31, 2016

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

        Net cash provided by operating activities for the year ended December 31, 2017 was $25.7 million, a decrease of $1.9 million, as compared to $27.7 million in the same period in 2016, due primarily to a $31.4 million decrease in net income, which was offset by a $27.9 million increase in non-cash items, and a $1.6 million increase in net working capital. Net income declined because of the impact of Hurricanes Irma and Maria on or operating results and due to the increase in income taxes , due primarily to the valuation allowance recorded on our foreign tax credits. For more information, see Note 6, "Income Taxes" of Notes to Consolidated Financial Statements included in this Annual Report. Non-cash items increased primarily as a result of a $20.2 million increase in deferred tax expense, a loss on equity investments of $11.9 million, an increase in bad debt expense of $0.4 million, partially offset by gain from insurance proceeds of $3.3 million, a decrease in stock-based compensation of $0.6 million, a decrease in depreciation and amortization of $0.4 million, and a decrease in program amortization of $0.4 million .

        Working capital increased primarily as a result of a decrease in accounts receivable of $5.3 million, an increase in net due to related parties of $1.4 million, an increase in programming rights payable of $2.0 million, and an increase in other liabilities of $1.9 million, partially offset by a decrease in accrued expenses of $2.3 million, a decrease in taxes payable of $1.4 million, an increase in prepaid taxes and other assets of $4.0 million, and a decrease in accounts payable of $1.1 million.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2017 was $39.2 million, as compared to net cash used of $3.5 million in the same period in 2016. The increase is primarily due to funding of equity investments, which were partially offset by insurance proceeds received on our property and casualty policies.

Financing Activities

        For the year ended December 31, 2017, net cash used in financing activities was $25.3 million, as compared to net cash used of $40.6 million in the prior year. This decrease was primarily due to a decline in repurchases of Class A common stock and Warrants of $10.7 million and lower debt repayments of $6.1 million.

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

        Net cash provided by operating activities for the year ended December 31, 2016 was $27.7 million, a decrease of $14.8 million, as compared to $42.5 million in the same period in 2015, due primarily to a $14.8 million decrease in net working capital and a $4.1 million decrease in non-cash items, which offset a $4.3 million increase in net income. Working capital decreased primarily as a result of increased prepaid taxes and other current assets of $6.5 million, an increase in programming rights of $2.5 million, a decrease in accrued expenses of $4.8 million, a decrease in programming rights payable of $1.8 million, a decrease in taxes payable of $0.8 million, and a decrease in accounts receivable of $1.2 million. Non-cash items decreased primarily as a result of a $2.6 million decrease in deferred taxes, a $0.9 million decrease in stock-based compensation, a $0.6 million decrease in depreciation and amortization and a $0.5 million decrease in the provision for bad debts, which was partially offset by a $0.5 million increase in program amortization.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2016 was $3.5 million, as compared to net use of cash of $5.4 million in the same period in 2015. The decrease is primarily due to lower capital expenditures in 2016.

Financing Activities

        For the year ended December 31, 2016, net cash used in financing activities was $40.6 million, as compared to net cash provided of $0.4 million in the prior year. This decrease is primarily due to the repurchase of Class A common stock of $30.7 million and higher principal debt payments of $6.0 million in 2016, and proceeds raised in 2015 related to the issuance of stock of $5.4 million. For more information, see Note 7, "Long-Term Debt" of Notes to Consolidated Financial Statements, included in this Annual Report.

Discussion of Indebtedness

        On July 31, 2014, certain of our subsidiaries (the "Borrowers") entered into an amended credit agreement providing for a $225.0 million senior secured term loan B facility (the "Term Loan Facility"), which was due to mature on July 30, 2020. Pricing on the Term Loan Facility was set at LIBOR plus 400 basis points (subject to a LIBOR floor of 1.00%).

        On February 14, 2017 (the "Closing Date"), the Borrowers amended the Term Loan Facility (the "Second Amended Term Loan Facility"). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility, bears interest at the Borrowers' option of either (i) LIBOR plus a margin of 3.50% (decreased from a margin of 4.00% under the Term Loan Facility) or (ii) or an Alternate Base Rate ("ABR") plus a margin of 2.50% (decreased from a margin of 3.00% under the Term Loan Facility). There is no LIBOR floor (a decrease from a LIBOR floor of 1.00% under the Term Loan Facility). The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the "Incremental Facility") allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the "Incremental Facility Increase") provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each cap the cash netted against debt up to a maximum amount of $60.0 million (increased from $45.0 million under the Term Loan Facility). Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the "Incremental Revolving Facility") allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

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

        In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.95x at December 31, 2017, resulting in an excess cash flow percentage of 25% and therefore, an excess cash flow payment of $2.1 million will be required to be paid in 2018.

        In accordance with Accounting Standards Codification ("ASC") 470—Debt, the refinancing arrangement was deemed a modification of the Term Loan Facility and as such, an additional $1.1 million of original issue discount ("OID") incurred in connection with the Second Amended Term Loan Facility was added to the existing OID. As of December 31, 2017, the OID balance was $2.0 million, net of accumulated amortization of $1.5 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. Financing costs of $1.4 million incurred in connection with the Second Amended Term Loan Facility were expensed in the period in accordance with ASC 470—Debt and are included in Other expenses in the consolidated statement of operations at December 31, 2017. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.5 million, net of accumulated amortization of $1.8 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at December 31, 2017 as presented on the consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

Contractual Obligations

        Our contractual obligations as of December 31, 2017 are as follows (amounts in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Long-term debt obligations, including current portion(1)	$211,214	$2,133	$4,267	$4,267	$200,547
Operating lease obligations	3,868	2,063	807	998	—
Interest(2)	64,010	10,625	21,008	20,575	11,802
Other commitments(3)	21,710	10,418	10,050	1,242	—

Total	$300,802	$25,239	$36,132	$27,082	$212,349

(1)
Excludes interest, original issue discount related to debt and any future excess cash payments.

(2)
While variable interest debt, forecasted interest obligation calculated using the current rate of interest at December 31, 2017.

(3)
Includes programming commitments which are not yet available and are not included on the balance sheet.

        Additionally, TNGIPP is in critical and declining status under the PPA, as modified by MPRA. Pursuant the most recent information provided to us by the TNGIPP's actuary, our proportionate share of the projected benefit obligation unfunded vested benefits of the Plan, exceeded plan assets by $5.99 million as the Plan is unfunded. Even though WAPA's proportionate share of the unfunded vested benefits is estimated to be $5.99 million, if WAPA withdrew from the TNGIPP, its obligation would be to make periodic payments for a period of 20-years, at which point WAPA would not have any further liability to TNGIPP (absent a mass withdrawal, in which case its payment obligation could continue indefinitely). TNGIPP currently uses a 7.25% assumption for funding purposes. In the event WAPA withdrew from the TNGIPP, the present value of 20-year payment obligation would be approximately $1.6 million (as determined using a 7.25% discount rate) and its potential liability on a mass withdrawal (determined using this same discount rate) would be approximately $2.1 million. Estimates of our future contribution obligation are primarily dependent on future changes in the Plan's Rehabilitation Plan (which, in turn, are dependent on interest rates future investment returns, and future regulatory law changes) and future collective bargaining agreements covering the Plan participants.

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

  •
  Valuation of goodwill and intangible assets

  •
  Amortization and impairment of programming rights

  •
  Income taxes

  •
  Equity-based compensation

        For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding the estimates and assumptions involved in their application, see Note 1, "Nature of Business and Significant Accounting Policies" of Notes to Consolidated Financial Statements included in this Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        We finance our capital needs through our Second Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

        The variable-rate of interest on the Second Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. With respect to the Second Amended Term Loan Facility, we do not speculate on the future direction of interest rates. As of December 31, 2017, our exposure to changing market rates with respect to the Second Amended Term Loan Facility was as follows:

Dollars in millions	December 31, 2017
Variable rate debt	$211.2
Interest rate	4.59%

        As of December 31, 2017, total outstanding balance on the Second Amended Term Loan Facility was approximately $211.2 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $211.2 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

Foreign Currency Exchange Risk

        Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. Dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

        Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at December 31, 2017.

Item 8.    Financial Statements and Supplementary Data.

        The response to this item is provided in this Annual Report on Form 10-K under Item 15 Exhibits, Financial Statements and Schedules and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of December 31, 2017. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)
List of Exhibits.    The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
2.1	Merger Agreement, dated as of January 22, 2013, by and among Azteca Acquisition Corporation, the Company, InterMedia Español Holdings, LLC, Cine Latino, Inc., Hemisphere Merger Sub I, LLC, Hemisphere Merger Sub II, Inc. and Hemisphere Merger Sub III, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 filed with the Commission on January 25, 2013 (File No. 333-186210)).

2.2	Asset Purchase Agreement, dated as of January 22, 2014, by and among Hemisphere Media Holdings, LLC, Media World, LLC and the other parties named therein. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on January 23, 2014 (File No. 001-35886)).

3.1	Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 19, 2017 (File No. 001-35886)).

3.2	Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).

4.1	Specimen Hemisphere Class A common stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

4.2	Specimen Hemisphere Class B common stock Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

4.3	Specimen Warrant Certificate (incorporated herein by reference to Exhibit 4.3 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

Exhibit No.	Description of Exhibits
4.4	Equity Restructuring and Warrant Purchase Agreement, dated as of January 22, 2013, by and among Azteca Acquisition Corporation, the Company, Azteca Acquisition Holdings, LLC, Brener International Group, LLC, InterMedia Partners VII, L.P., InterMedia Cine Latino, LLC, Cinema Aeropuerto, S.A. de C.V. and the other parties identified therein (incorporated herein by reference to Exhibit 10.2 to Azteca Acquisition Corporation's Current Report on Form 8-K filed with the Commission on January 23, 2013 (File No. 000-54443)).

4.5	Lock-Up Agreement, dated as of January 22, 2013, by and among InterMedia Español Holdings, LLC, Cine Latino, Inc. and the parties identified as "IM Investor", "Cine Investors" and "Azteca Investors" therein (incorporated herein by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

4.6	Joinder to Lock-Up Agreement, dated as of October 21, 2016, by and among Gato Investments LP and the Company (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2016 (File No. 001-35886)).

4.7	Joinder to Lock-Up Agreement, dated as of October 21, 2016, by and among Peter M. Kern, an individual, and the Company (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2016 (File No. 001-35886)).

4.8	Warrant Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to Azteca Acquisition Corporations' Current Report on Form 8-K filed with the Commission on July 6, 2011 (File No. 000-54443)).

4.9	Assignment, Assumption and Amendment of Warrant Agreement, dated as of April 4, 2013, by and among Azteca Acquisition Corporation, the Company and Continental Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form 8-A filed with the Commission on April 4, 2013 (File No. 000-54925)).

4.10	Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission on April 6, 2016 (File No. 001-35886)).

10.1	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed with the Commission on March 15, 2013 (File No. 333-186210)).

10.2	Registration Rights Agreement by and among the Company and the parties identified therein, dated January 22, 2013 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

Exhibit No.	Description of Exhibits
10.4	Credit Agreement, dated as of July 30, 2013, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, Deutsche Bank Securities Inc. as joint lead arranger and lead bookrunner, GE Capital Markets, Inc., as joint lead arranger, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, General Electric Capital Corporation, as syndication agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).

10.5	Amendment No. 1 to the Credit Agreement, dated as of July 31, 2014, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, J.P. Morgan Securities LLC as joint lead arranger and joint bookrunner, Deutsche Bank Securities Inc., as joint lead arranger, joint bookrunner and syndication agent and CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2014 (File No. 001-35886)).

10.6	Amendment No. 2 to the Credit Agreement, dated as of February 14, 2017, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada as joint lead arrangers and joint bookrunners, CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 14, 2017 (File No. 001-35886)).

10.7	Guaranty Agreement, dated as of July 30, 2013, by and among HMTV, LLC, a Delaware limited liability company, Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the subsidiary guarantors from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).

10.8	Stockholders Agreement, dated as of September 6, 2016, by and among the Company, Gato Investments LP, InterMedia Hemisphere Roll-Over, L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern and Searchlight II HMT, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).

10.9	Amendment No. 1 to Stockholders Agreement and Waiver of Minimum Condition, dated as of October 21, 2016, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2016 (File No. 001-35886)).

Exhibit No.		Description of Exhibits
10.10	†	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.11	†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.12	†	Form of Executive Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.13	†	Form of Executive Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.14	†	Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alan J. Sokol (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016 (File No. 001-35886)).

10.15	†	Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Craig D. Fischer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016 (File No. 001-35886)).

10.16	†	Amended and Restated Consulting Agreement, dated as of November 16, 2016, by and between the Company and James M. McNamara (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.17	†	Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alex J. Tolston (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016 (File No. 001-35886)).

10.18	†	Employment Agreement, dated September 30, 2013, by and among the Company, Televicentro of Puerto Rico, LLC and Jose E. Ramos (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2014 (File No. 001-35886)).

10.19	†	Offer Letter, dated December 1, 2015, by and between the Company and Lucia Ballas-Traynor (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Commission on March 14, 2016 (File No. 001-35886)).

10.20	*†	Employment Agreement, dated November 29, 2017, by and between the Company, Televicentro of Puerto Rico, LLC and Javier Maynulet.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of RSM US LLP, independent accountants for the Company.

31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description of Exhibits
31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**‡	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**‡	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	*	XBRL Taxonomy Definition Linkbase.

*
Filed herewith

**
Furnished herewith

‡
A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

†
Indicates management contract or compensatory plan, contract or arrangement.

Item 16.    Form 10-K Summary.

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERE MEDIA GROUP, INC. (Registrant)
Dated: March 15, 2018	By:	/s/ ALAN J. SOKOL Alan J. Sokol Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. KERN Peter M. Kern	Chairman of the Board and Director	March 15, 2018
/s/ ALAN J. SOKOL Alan J. Sokol	Chief Executive Officer and President (Principal Executive Officer) and Director	March 15, 2018
/s/ CRAIG D. FISCHER Craig D. Fischer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2018
/s/ LEO HINDERY, JR. Leo Hindery, Jr.	Director	March 15, 2018
/s/ JAMES M. MCNAMARA James M. McNamara	Director	March 15, 2018
/s/ ERNESTO VARGAS GUAJARDO Ernesto Vargas Guajardo	Director	March 15, 2018
/s/ NINA TASSLER Nina Tassler	Director	March 15, 2018

Signature	Title	Date

/s/ ERIC C. NEUMAN Eric C. Neuman	Director	March 15, 2018
/s/ VINCENT L. SADUSKY Vincent L. Sadusky	Director	March 15, 2018
/s/ JOHN ENGELMAN John Engelman	Director	March 15, 2018
/s/ ANDREW S. FREY Andrew S. Frey	Director	March 15, 2018
/s/ ERIC ZINTERHOFER Eric Zinterhofer	Director	March 15, 2018

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

        As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Hemisphere Media Group, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2017. Management's assessment is based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based upon our assessment and those criteria, management determined that Company's internal control over financial reporting was effective as of December 31, 2017.

        The effectiveness of our internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption "Report of Independent Registered Public Accounting Firm."

Date: March 15, 2018

BY:

/s/ ALAN J. SOKOL Alan J. Sokol President and Chief Executive Officer	/s/ CRAIG D. FISCHER Craig D. Fischer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hemisphere Media Group Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Hemisphere Media Group Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

        The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

Miami, Florida
March 15, 2018

Hemisphere Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(amounts in thousands, except share and par value amounts)

	2017	2016
Assets
Current Assets
Cash	$124,299	$163,090
Accounts receivable, net of allowance for doubtful accounts of $2,327 and $1,711, respectively	20,007	25,566
Due from related parties	2,169	1,505
Programming rights	7,723	5,450
Prepaid taxes and other current assets	12,517	7,904

Total current assets	166,715	203,515

Programming rights, net of current portion	11,520	10,450
Property and equipment, net	24,433	25,501
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	51,661	64,849
Equity method investments	30,907	—
Deferred income taxes	4,802	18,638
Other assets	1,605	1,245

Total Assets	$497,886	$530,441

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	3,465	3,525
Due to related parties	1,885	413
Accrued agency commissions	4,064	6,725
Accrued compensation and benefits	5,540	4,488
Accrued marketing	4,997	6,378
Taxes payable	70	1,619
Other accrued expenses	3,725	3,610
Programming rights payable	2,920	3,293
Investee losses in excess of investment	2,806	—
Current portion of long-term debt	2,133	—

Total current liabilities	31,605	30,051

Programming rights payable, net of current portion	1,101	107
Long-term debt, net of current portion	205,509	210,270
Deferred income taxes	18,763	17,829
Defined benefit pension obligation	2,004	2,844

Total Liabilities	258,982	261,101

Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,171,433 and 24,944,913 shares issued at December 31, 2017 and 2016, respectively	3	2
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 20,800,998 issued at December 31, 2017 and 2016, respectively	2	2
Additional paid-in capital	265,329	261,051
Treasury stock, at cost 5,390,107 and 3,606,696 at December 31, 2017 and 2016, respectively	(57,303)	(35,069)
Retained earnings	30,401	43,837
Accumulated other comprehensive income (loss)	472	(483)

Total Stockholders' Equity	238,904	269,340

Total Liabilities and Stockholders' Equity	$497,886	$530,441

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

(amounts in thousands, except per share amounts)

	2017	2016	2015
Net revenues	$124,464	$138,525	$129,790

Operating Expenses:
Cost of revenues	39,965	41,293	41,189
Selling, general and administrative	39,437	38,333	36,037
Depreciation and amortization	16,228	16,608	17,218
Other expenses	3,501	2,262	446
(Gain) loss on disposition of assets	(23)	6	33

Total operating expenses	99,108	98,502	94,923

Operating income	25,356	40,023	34,867

Other operating (expense) income:
Interest expense, net	(10,905)	(11,651)	(12,086)
Loss on impairment of fixed assets	(546)	—	—
Loss on equity method investments	(11,885)	—	—
Gain from insurance proceeds	3,250	—	—

Total other expense	(20,086)	(11,651)	(12,086)

Income before income tax expense	5,270	28,372	22,781
Income tax expense	(18,706)	(10,372)	(9,042)

Net (loss) income	$(13,436)	$18,000	$13,739

(Loss) earnings per share:
Basic	$(0.33)	$0.43	$0.32
Diluted	$(0.33)	$0.43	$0.31
Weighted average shares outstanding:
Basic	40,164	41,666	42,840
Diluted	40,164	42,274	43,802

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Comprehensive (Loss) Income

Years Ended December 31, 2017, 2016 and 2015

(amounts in thousands)

	2017	2016	2015
Net (loss) income	$(13,436)	$18,000	$13,739
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income taxes	773	—	—
Adjustment to defined benefit plan, net of income taxes	182	124	(21)

Total other comprehensive income (loss)	955	124	(21)

Comprehensive (loss) income	$(12,481)	$18,124	$13,718

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2017, 2016 and 2015

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
					Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)
	Shares	Par Value	Shares	Par Value					Total
Balance at December 31, 2014	14,519	1	30,027	3	246,858	(1,961)	12,098	(586)	256,413
Net income	—	—	—	—	—	—	13,739	—	13,739
Issuance of restricted stock	324	—	—	—	2,522	(1,183)	—	—	1,339
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	272	—	—	—	272
Stock-based compensation	—	—	—	—	3,053	—	—	—	3,053
Issuance of Class A common stock	479	—	—	—	5,407	—	—	—	5,407
Repurchase of warrants	—	—	—	—	(1,778)	—	—	—	(1,778)
Exercise of warrants	5	—	—	—	60	—	—	—	60
Exercise of stock options	15	—	—	—	157	—	—	—	157
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(21)	(21)

Balance at December 31, 2015	15,342	$1	30,027	$3	$256,551	$(3,144)	$25,837	$(607)	$278,641
Net income	—	—	—	—	—	—	18,000	—	18,000
Issuance of restricted stock	328	—	—	—	934	(1,190)	—	—	(256)
Excess tax benefits related to the issuance of restricted stock	—	—	—	—	210	—	—	—	210
Stock-based compensation	—	—	—	—	3,757	—	—	—	3,757
Repurchases of Class A common stock	—	—	—	—	—	(30,735)	—	—	(30,735)
Conversion of Class B common stock to Class A common stock	9,226	1	(9,226)	(1)	—	—	—	—	—
Repurchase of warrants	—	—	—	—	(976)	—	—	—	(976)
Exercise of warrants	35	—	—	—	420	—	—	—	420
Exercise of stock options	13	—	—	—	155	—	—	—	155
Other comprehensive income, net of tax	—	—	—	—	—	—	—	124	124

Balance at December 31, 2016	24,944	$2	20,801	$2	$261,051	$(35,069)	$43,837	$(483)	$269,340
Net loss	—	—	—	—	—	—	(13,436)	—	(13,436)
Issuance of restricted stock	204	1	—	—	1,155	(324)	—	—	832
Stock-based compensation	—	—	—	—	2,912	—	—	—	2,912
Repurchases of Class A common stock	—	—	—	—	—	(21,910)	—	—	(21,910)
Exercise of warrants	23	—	—	—	211	—	—	—	211
Other comprehensive income, net of tax	—	—	—	—	—	—	—	955	955

Balance at December 31, 2017	25,171	$3	20,801	$2	$265,329	$(57,303)	$30,401	$472	$238,904

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

(amounts in thousands)

	2017	2016	2015
Cash Flows From Operating Activities:
Net (loss) income	$(13,436)	$18,000	$13,739

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,228	16,608	17,218
Program amortization	11,806	12,182	11,703
Amortization of deferred financing costs and original issue discount	620	879	886
Stock-based compensation	4,068	4,691	5,575
Provision for bad debts	756	398	920
Loss on disposition of assets	(23)	6	33
Deferred tax expense	14,473	(5,429)	(2,838)
Loss on equity investments, net	11,885	—	—
Loss on impairment of fixed assets	546	—	—
Gain from insurance proceeds	(3,250)	—	—
Excess tax benefits	—	210	272
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	4,803	(453)	(1,676)
Programming rights	(15,149)	(15,073)	(12,619)
Due from related parties	(664)	217	(388)
Prepaid expenses and other assets	(7,006)	(3,029)	3,487
Increase (decrease) in:
Accounts payable	(60)	1,062	287
Due to related parties	1,472	(769)	395
Accrued expenses	(2,875)	(578)	4,206
Programming rights payable	621	(1,391)	452
Taxes payable	(1,549)	(103)	705
Other liabilities	2,445	227	107

Net cash provided by operating activities	25,711	27,655	42,464

Cash Flows From Investing Activities:
Investments in joint ventures	(39,986)	(111)	—
Capital expenditures	(2,496)	(3,392)	(5,358)
Proceeds from sale of assets	—	10	3
Insurance proceeds	3,250	—	—

Net cash used in investing activities	(39,232)	(3,493)	(5,355)

Cash Flows From Financing Activities:
Repayments of long-term debt	(2,133)	(8,278)	(2,250)
Repurchase of common stock	(22,234)	(31,925)	(1,183)
Financing fees	(1,114)	—	—
Proceeds from issuance of stock	—	—	5,407
Repurchase of warrants	—	(976)	(1,778)
Exercise of warrants	211	420	60
Exercise of stock options	—	155	157

Net cash (used in) provided by financing activities	(25,270)	(40,604)	413

Net (decrease) increase in cash	(38,791)	(16,442)	37,522
Cash:
Beginning	$163,090	$179,532	142,010

Ending	$124,299	$163,090	$179,532

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$10,368	$10,911	$11,305

Income taxes	$10,139	$15,023	$5,812

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

        For more information on our equity method investments, see Note 5, "Equity Method Investments" of Notes to Consolidated Financial Statements.

        Reclassification:    Certain prior year amounts on the presented consolidated statement of cash flows have been reclassified to conform with current year presentation.

        Principles of consolidation:    The Consolidated Financial Statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has interests in various entities including corporations and limited liability companies. For each such entity, the Company evaluates its ownership interest to determine whether the entity is a Variable Interest Entity ("VIE") and, if so, whether it is the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity's operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity's activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company would consolidate any entity for which it was the primary beneficiary, regardless of its ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Upon inception of a variable interest or the occurrence of a reconsideration event, the Company makes judgments in determining whether entities in which it invests are VIEs. If so, the Company makes judgments to determine whether it is the primary beneficiary and is thus required to consolidate the entity.

        If it is concluded that an entity is not a VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of significant third-party participating rights.

        Ownership interests in entities for which the Company has significant influence that are not consolidated under the Company's consolidation policy are accounted for as equity method investments. Related party transactions between the Company and its equity method investees have not been eliminated.

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

        Net (loss) earnings per common share:    Basic earnings per share ("EPS") are computed by dividing income attributable to common stockholders by the number of weighted-average outstanding shares of common stock. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

        The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Years Ended December 31
	2017	2016	2015
Numerator for earnings per common share calculation:
Net (loss) income	$(13,436)	$18,000	$13,739

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	40,164	41,666	42,840
Effect of dilutive securities
Stock options, restricted stock and warrants	—	608	962

Weighted-average common shares, diluted	40,164	42,274	43,802

(Loss) earnings per share
Basic	$(0.33)	$0.43	$0.32
Diluted	$(0.33)	$0.43	$0.31

        On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company's Class A common stock, par value $0.0001 per share ("Class A common stock"). Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. As of December 31, 2017, the Company has repurchased 1.8 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $21.9 million, which has been recorded as treasury stock on the consolidated balance sheet. As of December 31, 2017, the Company had $3.1 million of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on July 17, 2018.

        We apply the treasury stock method to measure the dilutive effect of its outstanding warrants, stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Per the Accounting Standards Codification ("ASC") 260 accounting guidance, under the treasury stock method, the incremental

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation (ASC 260-10-45-23). The assumed exercise only occurs when the warrants are "In the Money" (exercise price is lower than the average market price for the period). If the warrants are "Out of the Money" (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 2.0 million, 1.9 million and 1.0 million shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net (loss) income per share amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

        As a result of the loss from continuing operations for the year ended December 31, 2017, 0.3 million outstanding awards were not included in the computation of diluted (loss) earnings per share because their effect was anti-dilutive.

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

        Revenue recognition:    Revenue is recognized when persuasive evidence of a sales arrangement exists, services are rendered or delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax. However, certain revenues include taxes that customers pay to taxing authorities on the Company's behalf, such as foreign withholding tax. Revenue related to the sale of advertising and contracted time is recognized, net of agency commissions, at the time of broadcast. The Company determines whether gross or net presentation is appropriate based on its relationship in the applicable transactions with its ultimate customer. Retransmission consent fees and subscriber fees received from multi-channel video providers are recognized in the period in which the services are performed, generally pursuant to multi-year carriage agreements based on the number of subscribers.

        In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides new guidance on revenue recognition for revenue from contracts with customers and will replace most existing revenue recognition guidance when it becomes effective. This guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard is intended to improve comparability of revenue recognition practices across entities and provide more useful information through improved financial statement disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 by one year to interim and annual reporting periods beginning after December 15, 2017, and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The standard permits the use of either a retrospective to each reporting period presented method, or a retrospective with the cumulative effect method to adopt the standard. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations. This ASU amends

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

the guidance of ASU 2014-09 to clarify the implementation guidance on principal versus agent considerations for reporting gross revenue versus net revenue. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606: Identifying Performance Obligations and Licensing. This ASU amends the guidance of ASU 2014-09 to clarify the identification of performance obligations and to provide additional licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients. This ASU was issued to provide guidance in assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, in order to reduce the potential for diversity in practice at initial application, and to reduce the cost and complexity of applying the standard. In December 2016, the FASB issued ASU 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. This ASU was issued to clarify the standard and to correct unintended application of guidance. We have identified retransmission and subscriber fees and advertising revenues as significant revenue streams and have completed our assessment. We have concluded that the adoption of ASC 606 will not change the timing of recognition of our revenues. The Update will be effective for the first interim period of our 2018 fiscal year and will be using the modified retrospective method to implement the standard. Our internal controls related to the revenue recognition process will not be changing, with the exception of those controls related to presentation and disclosure.

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

        Barter revenue and expense included in the consolidated statements of operations are as follows (amounts in thousands):

	2017	2016	2015
Barter revenue	$710	$934	$811
Barter expense	(676)	(756)	(791)

	$34	$178	$20

        Programming costs:    Programming costs are recorded in cost of revenues based on the Company's contractual agreements with various third party programming distributors which are generally multi-year agreements.

        Equity-based compensation:    We have given equity incentives to certain employees. We account for such equity incentives in accordance with ASC 718 "Stock Compensation," which requires us to measure compensation cost for equity settled awards at fair value on the date of grant and recognize compensation cost in the consolidated statements of operations over the requisite service or performance period the award is expected to vest. Compensation cost is determined using the Black-Scholes option pricing model.

        Advertising and marketing costs:    The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing costs of $3.3 million, $3.8 million and $3.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Cash:    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

        Accounts receivable:    Accounts receivable are carried at the original charge amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. The Company considers an account receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Changes in the allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015 consisted of the following (amounts in thousands):

Year	Description	Beginning of Year	Additions	Write-offs	Recoveries	End of Year
2017	Allowance for doubtful accounts	$1,711	$756	$160	$20	$2,327
2016	Allowance for doubtful accounts	$1,512	$399	$201	$1	$1,711
2015	Allowance for doubtful accounts	$1,073	$920	$482	$1	$1,512

        Programming rights:    We enter into multi-year license agreements with various programming Distributors for distribution of their respective programming ("programming rights") and capitalize amounts paid to secure or extend these programming rights at the lower of unamortized cost or estimated net realizable value. If management estimates that the unamortized cost of programming rights exceeds the estimated net realizable value, an adjustment is recorded to reduce the carrying value of the programming rights. No such write-down was deemed necessary during the years ended December 31, 2017, 2016 and 2015. Programming rights are amortized over the term of the related license agreements or the number of exhibitions, whichever occurs first. The amortization of these rights, which was $11.8 million, $12.2 million and $11.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, is recorded as part of cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization of the programming rights was $32.6 million and $20.8 million at December 31, 2017 and 2016, respectively. Prior year amounts restated to conform with current year presentation. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        In 2017, we recorded an impairment charge of $0.5 million related to property and equipment damaged by Hurricane Maria. For more information on our property and equipment, see Note 3, "Property and Equipment" of Notes to Consolidated Financial Statements.

        Equity method investments:    The Company holds investments in equity method investees. Investments in equity method investees are those for which the Company has the ability to exercise significant influence, but does not have control and is not the primary beneficiary. Significant influence typically exists if the Company has a 20% to 50% ownership interest in the venture unless persuasive evidence to the contrary exists. Under this method of accounting, the Company typically records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. Cash payments to equity method investees such as additional investments, loans and advances and expenses incurred on behalf of investees, as well as payments from equity method investees such as dividends, distributions and repayments of loans and advances are recorded as adjustments to investment balances.

        In the event we incur losses in excess of the carrying amount of an equity investment and reduce our investment balance to zero, we would not record additional losses unless (i) we guaranteed obligations of the investee, (ii) we are otherwise committed to provide further financial support for the investee, or (iii) it is anticipated that the investee's return to profitability is imminent. If we provided a commitment to fund losses, we would continue to record losses resulting in a negative equity method investment, which is presented as a liability. As of December 31, 2017, our proportionate share of the losses of Pantaya exceeds our investment in Pantaya by $2.8 million. This amount is recorded as "Investee losses in excess of investment" on our consolidated balance sheet at December 31, 2017, due to our commitment for future capital funding.

        Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions

        For our foreign equity investments, we perform an annual review of the international financial reporting standards ("IFRS") versus U.S. GAAP accounting. Any significant differences are considered and adjusted to ensure a U.S. GAAP presentation. There were no differences noted in the presentation of our foreign investment's IFRS financial statements when compared to U.S. GAAP.

        For more information on Equity method investments, see Note 5, "Equity Method Investments" of Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Goodwill and other intangibles:    The Company's goodwill is recorded as a result of the Company's business combinations using the acquisition method of accounting. Indefinite lived intangible assets include a broadcast license, trademarks and tradenames. Other intangible assets include customer relationships, non-compete agreements and affiliate agreements with an estimated useful life of one to ten years. Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

        Deferred financing costs:    Deferred financing costs are recorded net of accumulated amortization and are presented as a reduction to the principal amount of the long-term debt. Amortization is calculated on the effective-interest method over the term of the applicable loan. Amortization of deferred financing costs was $0.3 million, $0.5 million and $0.5 million, which is included in interest expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015, respectively. Accumulated amortization of deferred financing costs was $1.8 million and $1.5 million at December 31, 2017 and 2016. The net deferred financing costs of $1.5 million and $1.8 million at December 31, 2017 and 2016, respectively, and have been presented on

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

the consolidated balance sheets as a reduction to the principal amount of the Long-term debt outstanding.

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

        For more information on Income taxes, see Note 6, "Income Taxes" of Notes to Consolidated Financial Statements.

        Fair value of financial instruments:    The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

        U.S. GAAP establishes a framework for measuring fair value and expanded disclosures about fair value measurements. This guidance enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Under this guidance, assets and liabilities carried at fair value must be classified and disclosed in one of the following three categories:

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

        The Company's programming rights and goodwill are classified as Level 3 in the fair value hierarchy, as they are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. For the years ended December 31, 2017, 2016 and 2015 there were no adjustments to fair value.

        The Company's variable-rate debt is classified as Level 2 in the fair value hierarchy, as its estimated fair value is derived from quoted market prices by independent dealers. The carrying value of the long-term debt approximates fair value at December 31, 2017 and 2016.

        Derivative Instruments:    The Company uses derivative financial instruments from time to time to modify its exposure to market risks from changes in interest rates. The Company may designate derivative instruments as cash flow hedges or fair value hedges, as appropriate. The Company records all derivative instruments at fair value on a gross basis. For those derivative instruments designated as cash flow hedges that qualify for hedge accounting, gains or losses on the effective portion of derivative instruments are initially recorded in accumulated other comprehensive loss on the consolidated balance sheets and reclassified to the same account on the consolidated statements of operations in which the hedged item is recognized on the consolidated statements of operations.

        Major customers and suppliers:    Two of our distributors each accounted for more than 10% of our total net revenues for the year ended December 31, 2017. There were no other distributors or other customers that accounted for more than 10% of revenue in any year. Our Networks are provided to these distributors pursuant to affiliation agreements with varying terms.

        Recent accounting pronouncements:    In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of certain tax effects from Accumulated other comprehensive income. The amendments in this Update apply to any entity that has items of other comprehensive income ("OCI") for which the related tax effects are presented in OCI, as previously required by Generally Accepted Accounting Principles. This Update allows a one-time reclassification from OCI to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The amendments in this ASU are effective for all entities for annual periods beginning after December 31, 2018. Early adoption is permitted and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We will adopt this Update in the first quarter of 2018 and expect the impact to be immaterial to the financial statements of the Company.

        In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update apply to any entity that elects to apply hedge accounting and is intended to better align an entity's risk management activities and financial reporting for hedging relationships. The update amends effectiveness testing requirements, income statement presentation and disclosures and permits additional risk management strategies to qualify for hedge accounting. This amendments in this ASU

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

are effective for fiscal years beginning after December 15, 2019. Early application is permitted and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We will adopt this update in the first quarter of 2018 and expect no impact to the financial statements of the Company.

        In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, such as requiring all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and allowing a policy election to account for forfeitures as they occur. In addition, all related cash flows resulting from share-based payments will be reported as operating activities on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and has been adopted by the Company.

        In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers, a comprehensive revenue recognition model that supersedes the current revenue recognition requirements and most industry-specific guidance. Subsequent accounting standard updates have also been issued which amend and/or clarify the application of ASU 2014-09. The guidance provides a five-step framework to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The guidance will be effective for the first interim period of our 2018 fiscal year and allows adoption either under a full retrospective or a modified retrospective approach. We have identified subscriber and retransmission fees and advertising revenues as significant revenue streams and have competed our assessment in accordance with the new guidance. We have concluded that the adoption of ASU 2014-09 will not change the timing of recognition related to our revenue streams. The Company has determined that it will use the modified retrospective method of transition in adopting the new standard.

        In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). ASU 2016-02 amends the FASB Accounting Standards Codification, creating Topic 842, Leases. Topic 842 affects any entity that enters into a lease, with specified scope exemptions, and supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. The recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not changed significantly from previous GAAP. The principle difference from previous guidance is that the assets and liabilities arising from an operating lease should be recognized in the statement of financial position. The guidance will be effective for the first interim period of our 2019 fiscal year. Early application of the amendments in this update is permitted. We are currently evaluating the impact of the new standard

        Use of estimates:    In preparing these Consolidated Financial Statements, management made estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet date, and the reported revenues and expenses for the years then ended. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Related Party Transactions

        The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

  •
  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino's channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the "Satellite and Support Services Agreement"). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino's U.S. feed. We continue to operate under the terms of this agreement while we negotiate the renewal. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations. Total expenses incurred were $2.6 million, $2.6 million and $2.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in cost of revenues.

  •
  A ten-year master license agreement through July 2017, which grants MVS the non-exclusive right (except with respect to pre-existing distribution arrangements between MVS and third party distributors that were effective at the time of the consummation of our initial public offering) to duplicate, distribute and exhibit Cinelatino's service via cable, satellite or by any other means in Latin America and in Mexico to the extent that Mexico distribution is not owned by MVS. In February 2016, MVS terminated the agreement. We continued to operate under the terms of the terminated agreement through December 31, 2016. As of January 1, 2017, we assumed the management of all the rights for Latin American third party distributors, and MVS retained the non-exclusive right in Mexico. Pursuant to the agreement, Cinelatino receives revenue net of MVS's distribution fee, which is presently equal to 13.5% of all license fees collected from third party distributors managed by MVS. Total revenues recognized were $1.6 million, $4.0 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

  •
  An affiliation agreement through August 1, 2017 for the distribution and exhibition of Cinelatino's programming service through Dish Mexico (dba Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. We continue to operate under the terms of this agreement while we negotiate the renewal. Total revenues recognized were $2.1 million, $2.2 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        Amounts due from MVS pursuant to the agreements noted above, amounted to $2.2 million and $1.5 million at December 31, 2017 and 2016, respectively, and are remitted monthly. Amounts due to MVS pursuant to the agreements noted above amounted to $1.9 million and $0.5 million at December 31, 2017 and 2016, respectively, and are remitted monthly.

        We renewed the three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company's board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.5 million, $0.6 million, and $0.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. No amounts were due to this related party at December 31, 2017 and 2016.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Related Party Transactions (Continued)

        We have entered into programming agreements with Panamax Films, LLC ("Panamax"), an entity owned by James M. McNamara for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0.0 million for each of the years ended December 31, 2017, 2016 and 2015. At December 31, 2017 and 2016, $0.1 million is included in other assets in the accompanying consolidated balance sheets as programming rights related to these agreements.

        During 2013, we engaged Pantelion to assist in the licensing of a feature film in the United States. Pantelion is a joint venture made up of several organizations, including Panamax, Lionsgate Films Inc. ("Lionsgate") and Grupo Televisa. Panamax is owned by James M. McNamara, who is also the Chairman of Pantelion. We agreed to pay to Pantelion, in connection with their services, up to 12.5% of all "licensing revenues". Total licensing revenues are included in net revenues in the accompanying consolidated statements of operations and amounted to $0.1 million for each of the years ended December 31, 2017 and 2016, and $0.0 million for the year ended December 31, 2015. Total expenses incurred are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0.0 for each of the years ended December 31, 2017, 2016, and 2015. There were no amounts due to Pantelion at December 31, 2017 and 2016.

        We entered into agreements to license the rights to motion pictures from Lionsgate for a total license fee of $1.0 million. Some of the titles are owned or controlled by Pantelion, for which Lionsgate acts as Pantelion's exclusive licensing agent. Fees paid by Cinelatino to Lionsgate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0.3 million for the years ended December 31, 2017 and 2016, respectively, and $0.0 million for the year ended December 31, 2015. At December 31, 2017 and 2016, $0.1 million and $0.3 million, respectively, is included in programming rights, related to these agreements, in the accompanying consolidated balance sheets.

        We entered into an agreement to purchase the rights to motion pictures from Frontera Productions, LLC. One of our former Board members, holds an equity stake in this entity. The total license fee is $0.1 million. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0.0 million for the year ended December 31, 2017. At December 31, 2017, $0.0 million is included in programming rights related to this agreement, in the accompanying consolidated balance sheet. There was no amount due to this related party as of December 31, 2017.

        We entered into a services agreement with InterMedia Advisors, LLC ("IMA") which has officers, directors and stockholders in common with the Company for services including, without limitation, office space and operational support pursuant to a reimbursement agreement with IMA's affiliate, InterMedia Partners VII, L.P. Expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.1 million for each of the years ended December 31, 2017 and 2016, respectively, and $0.0 million for the year ended December 31, 2015. The amounts due from this related party amounted to $0.0 million and $0.1 million as of December 31, 2017 and 2016, respectively.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Property and Equipment

        Property and equipment at December 31, 2017 and 2016 consists of the following (amounts in thousands):

	2017	2016
Land and improvements	$8,724	$8,724
Building	11,258	11,579
Equipment	27,930	27,953
Towers	1,450	5,484

	49,362	53,740
Less: accumulated depreciation	(26,220)	(29,115)

	23,142	24,625
Equipment installations in progress	1,291	876

	$24,433	$25,501

        Depreciation expense was $2.9 million, $3.2 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        On September 20, 2017, Hurricane Maria made landfall in Puerto Rico, causing damage to WAPA's infrastructure. WAPA suffered limited damage to its studios and headquarters and to two of its three broadcast transmission towers, but the third transmission tower was completely destroyed. Accordingly, we have recorded a $0.5 million fixed asset impairment charge related to the net book value of the identified damaged assets. A significant portion of the damaged assets have been in service for more than 10 years and, as such, are largely fully depreciated. We anticipate the replacement cost will be well in excess of the net book value, though we expect insurance will cover most of the replacement costs, subject to deductibles and other costs. In 2017, we received and recognized $3.3 million in insurance recoveries related to these assets. There can be no assurances of the timing and amount of proceeds we may recover under our insurance policies.

Note 4. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following at December 31, 2017 and 2016 (amounts in thousands):

	December 31,
	2017	2016
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	51,661	64,849

Total intangible assets	$257,904	$271,092

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

        A summary of changes in the Company's goodwill and other indefinite lived intangible assets, on a net basis, for the years ended December 31, 2017 and 2016, is as follows (amounts in thousands):

	Net Balance at December 31, 2016	Additions	Impairment	Net Balance at December 31, 2017
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

	Net Balance at December 31, 2015	Additions	Impairment	Net Balance at December 31, 2016
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

        A summary of the changes in the Company's other amortizable intangible assets for the years ended December 31, 2017 and 2016 is as follows (amounts in thousands):

	Net Balance at December 31, 2016	Additions	Amortization	Net Balance at December 31, 2017
Affiliate relationships	$44,468	$—	$(12,125)	$32,343
Advertiser relationships	1,792	—	(552)	1,240
Non-compete agreement	1,784	—	(549)	1,235
Other intangibles	119	92	(54)	157

Total finite-lived intangibles	$48,163	$92	$(13,280)	$34,975

	Net Balance at December 31, 2015	Additions	Amortization	Net Balance at December 31, 2016
Affiliate relationships	$56,766	$—	$(12,298)	$44,468
Advertiser relationships	2,344	—	(552)	1,792
Non-compete agreement	2,333	—	(549)	1,784
Other intangibles	56	94	(31)	119

Total finite-lived intangibles	$61,499	$94	$(13,430)	$48,163

        The aggregate amortization expense of the Company's amortizable intangible assets was $13.3 million, $13.4 million and $13.5 million for the years ended December 31, 2017, 2016 and 2015,

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4. Goodwill and Intangible Assets (Continued)

respectively. The weighted average remaining amortization period is 3.4 years at December 31, 2017. Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2018	$13,241
2019	8,486
2020	6,058
2021	5,752
2022 and thereafter	1,438

$34,975

Note 5. Equity Method Investments

        The Company makes investments that support its underlying business strategy and enable it to enter new markets. The carrying values of the Company's equity method investments are consistent with its ownership in the underlying net assets of the investees, except Pantaya because the Company has recorded losses in excess of the amount invested in Pantaya. Certain of the Company's equity investments are variable interest entities, for which the Company is not the primary beneficiary.

        On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a VIE that is accounted for under the equity method. As of December 31, 2017, we have not funded any capital contributions to Pantaya. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Pantaya, we continue to record our proportionate share of losses on a one quarter lag. For the year ended December 31, 2017, we have recorded $2.8 million in Loss on equity method investments related to Pantaya, which is presented as a liability in the accompanying balance sheet. The Company's maximum exposure to loss on our investment in Pantaya is limited to our funding commitment.

        On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. Canal 1 is one of only three national broadcast television networks in Colombia. The partnership began operating Canal 1 on May 1, 2017. At December 31, 2017 and 2016, the Company had a 20% interest in the joint venture, which is deemed a VIE that is accounted for under the equity method. We earn a preferred return on the capital funded, which is recorded quarterly as an offset to the loss on the investment. For the year ended December 31, 2017, we have recorded $35.0 million in Equity method investments, related to Canal 1. We record the income or loss on investment on a one quarter lag. For the year ended December 31, 2017, we recorded $9.1 million, net of preferred return, in Loss on equity method investments. The Canal 1 joint venture losses to date have exceeded the capital contributions of the common equity partners and as a result, in accordance with equity method accounting, equity losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of Canal 1. For the year ended December 31, 2017, we recorded $1.7 million of income, as an offset to losses incurred in Loss on equity method investments. The net balance recorded in Equity

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5. Equity Method Investments (Continued)

method investments related to Canal 1 joint venture was $25.9 million and $0.1 million at December 31, 2017 and 2016, respectively. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture to 40%.

        On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanics millennials through innovative content. For the year ended December 31, 2017, we have recorded $5.0 million in Equity method investments related to REMEZCLA. The Company records the income or loss on investment on a one quarter lag. For the year ended December 31, 2017, we have recorded $0.4 million in Loss on equity method investments related to this investment. Additionally, we earned a preferred return on capital funded. For the year ended December 31, 2017, we recorded $0.4 million of income as an offset to the loss incurred in loss on equity method investments. The net investment recorded in Equity method investments at December 31, 2017 was $5.0 million. We have no additional commitment to fund the operations of the venture which limits the maximum exposure to loss on our investment in Remezcla to our investment of $5.0 million.

        The Company records the income or loss on investment on a one quarter lag. Summary unaudited financial data for our equity investments as of the nine months ended September 30, 2017 are included below:

Equity Investees
(amounts in thousands):
Current assets	$9,070
Non-current assets	60,526
Current liabilities	33,627
Non-current liabilities	40,168
Redeemable stock and noncontrolling interests	14,332
Net sales	4,519
Gross profit	4,241
(Loss) from continuing operations	(24,080)
Net (loss)	$(24,887)

Note 6. Income Taxes

        For the years ended December 31, 2017, 2016 and 2015, Income before provision for income taxes, includes the following components (amounts in thousands):

	2017	2016	2015
Domestic income	$9,984	$10,997	$9,663
Foreign (loss) income	(4,714)	17,375	13,118

	$5,270	$28,372	$22,781

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        For the years ended December 31, 2017, 2016 and 2015, income tax expense is composed of the following (amounts in thousands):

	2017	2016	2015
Current income tax expense	$4,233	$15,801	$11,880
Deferred income tax (benefit)	14,473	(5,429)	(2,838)

	$18,706	$10,372	$9,042

        Current tax expense for the years ended December 31, 2017, 2016 and 2015 includes $1.5 million, $1.7 million and $1.5 million of foreign withholding tax, respectively.

        For the years ended December 31, 2017, 2016 and 2015 the Company's income tax expense and effective tax rates were as follows:

	2017	2016	2015
Pre-tax book income—US Only	35.0%	35.0%	35.0%
Pre-tax book income—Foreign Only	31.3%	21.4%	20.2%
Permanent items	15.7%	3.2%	4.0%
Return to provision true-ups—Current/Deferred	–4.2%	–1.1%	–1.4%
Foreign rate differential	6.6%	2.4%	2.2%
Foreign tax credits	–51.7%	–32.0%	–24.5%
Foreign valuation allowance	59.0%	—	—
Change in FTC valuation allowance due to tax reform	200.0%	—	—
Tax Cut and Jobs Act Law Changes	56.2%	—	—
Foreign withholding taxes	29.0%	6.0%	6.7%
Deferred foreign tax credit offset	–21.9%	0.0%	–2.2%
State taxes and state rate change	1.1%	1.4%	–0.3%
UTP adjustment	–2.6%	0.3%	0.0%

	353.5%	36.6%	39.7%

        The 2017 Tax Cut and Jobs Act ("Tax Act") was signed into law on December 22, 2017. While the effective date of the new corporate tax rates for the Company is January 1, 2018, the Company is required to calculate the effects of changes in tax rates and laws on deferred tax balances in 2017, the period in which the legislation was enacted. The 2017 Tax Act revises the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% in 2018, eliminating certain deductions, imposing a mandatory one-time transition tax, or deemed repatriation tax on accumulated earnings of foreign subsidiaries as of 2017 that were previously tax deferred. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduced the likelihood or our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance of $10.6 million. Additionally, the remeasurement of net deferred tax asset at the lower enacted rate resulted in a $3.0 million increase in income tax expense. The Company evaluated the effects of the one-time transition tax and determined there was no impact for the period ended December 31, 2017.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

        For the year ended December 31, 2017, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate and the actual tax expense recorded related primarily to the Tax Act that reduced the federal tax rate to 21%, and the loss on the Company's equity investment in Colombia, which created a deferred tax asset against which we established a $3.1 million valuation allowance. The investment in Colombia also impacted the foreign rate differential, as the Colombia tax rate was lower than the federal corporate tax rate in 2017. Increases in deferred tax liabilities in Puerto Rico increased the offsetting deferred tax asset in the U.S. The impact of permanent items as a percentage were higher due to lower income in 2017, but as a dollar amount were actually lower as compared to prior years.

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing its income tax returns in accordance with tax regulations and the net tax effects of

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

operating loss and tax credits carried forward. Net deferred tax liabilities consist of the following components as of December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Deferred tax assets:
Allowances for doubtful accounts	$1,308	$2,046
Deferred branch tax benefit	10,846	15,859
State tax Federal deduction true-up	42	70
NOL credit and other carryovers	111	—
Fixed assets	47	43
Accrued expenses	935	1,204
Foreign tax credit	10,588	11,449
Stock compensation	3,081	3,865
Pension	397	690
Intangibles	1,355	2,286
Other DTA	438	533
Less: Foreign income valuation allowance	(3,117)	—
Less: Foreign tax credit valuation allowance	(10,588)	—

Total deferred tax assets	15,443	38,045

Deferred tax liabilities:
Prepaid expenses	(328)	(505)
Intangibles	(17,676)	(20,910)
Interest Rate Swap	(173)	—
Property and equipment	(1,443)	(3,117)
Amortization expense	(9,784)	(12,704)

Total deferred tax liabilities	(29,404)	(37,236)

	($13,961)	$809

        The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets at December 31, 2017 and 2016 as follows (amounts in thousands):

	2017	2016
Non-current assets	$4,802	$18,638

Non-current liabilities	$18,763	$17,829

        At December 31, 2017 and 2016, the Company has foreign tax credit carryforwards for U.S. federal purposes and foreign minimum credits totaling $10.6 million and $11.4 million, respectively, which expire during the years 2021 through 2025. These tax credits were generated on revenues earned by our channels for airing content in Puerto Rico, and Latin America. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. As the Tax Act significantly reduced the U.S. tax rate to

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Income Taxes (Continued)

21%, the Company anticipates generating excess foreign tax credits and would not be able to use its historic foreign tax credits before they expire. As a result, in 2017, the Company recorded a valuation allowance against our foreign tax credits of $10.6 million. In addition, the Colombia operations incurred a significant loss in 2017 and the Company evaluated the ability to use the created deferred tax assets and recorded a valuation allowance of $3.1 million against the balance at December 31, 2017. The Company has foreign net operating losses carryforwards related to its Colombia operations totaling $0.3 million and $0 million, at December 31, 2017 and 2016, respectively, which expire beginning in 2029.

        Upon audit, taxing authorities may prohibit the realization of all or part of an uncertain tax position. The Company regularly assesses the outcome of potential examinations in each of the tax jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2017 and 2016, the Company has uncertain tax position reserves of $0.3 million and $0.4 million, respectively. Additionally, upon filing for an accounting method change related to an uncertain tax position, the Company reduced its uncertain tax position reserves in the amount of $0.1 million for related interest expense. During 2014, the Company identified an uncertain tax position and recorded a liability of $0.7 million with an offsetting deferred tax asset. The company accrued no interest related to this item in 2014.

Note 7. Long-Term Debt

        Long-term debt as of December 31, 2017 and 2016 consists of the following (amounts in thousands):

	December 31, 2017	December 31, 2016
Senior Notes due February 2024	$207,642	$—
Senior Notes due July 2020	—	210,270
Less: Current portion	2,133	—

	$205,509	$210,270

        On February 14, 2017 (the "Closing Date"), the Borrowers amended the Term Loan Facility (the "Second Amended Term Loan Facility"). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility, bears interest at the Borrowers' option of either (i) LIBOR plus a margin of 3.50% (decreased from a margin of 4.00% under the Term Loan Facility) or (ii) or an Alternate Base Rate ("ABR") plus a margin of 2.50% (decreased from a margin of 3.00% under the Term Loan Facility). There is no LIBOR floor (a decrease from a LIBOR floor of 1.00% under the Term Loan Facility). The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the "Incremental Facility") allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the "Incremental Facility Increase") provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt (Continued)

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

        In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.95x at December 31, 2017, resulting in an excess cash flow percentage of 25% and therefore, an excess cash flow payment of $2.1 million will be required to be paid in 2018.

        In accordance with Accounting Standards Codification ("ASC") 470—Debt, the refinancing arrangement was deemed a modification of the Term Loan Facility and as such, an additional $1.1 million of original issue discount ("OID") incurred in connection with the Second Amended Term Loan Facility was added to the existing OID. As of December 31, 2017, the OID balance was $2.0 million, net of accumulated amortization of $1.5 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. Financing costs of $1.4 million incurred in connection with the Second Amended Term Loan Facility were expensed in the period in accordance with ASC 470—Debt and are included in Other expenses in the consolidated statement of operations at December 31, 2017. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.5 million, net of accumulated amortization of $1.8 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at December 31, 2017 as presented on the consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

        The carrying value of the long-term debt approximates fair value at December 31, 201 7 and 2016, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Long-Term Debt (Continued)

under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of December 31, 2017 (amounts in thousands):

Year Ending December 31,
2018	$2,133
2019	2,133
2020	2,133
2021	2,133
2022 and thereafter	202,682

$211,214

Note 8. Derivative instruments

        We use derivative financial instruments in the management of our exposure to interest rate. Our strategy is to eliminate the cash flow risk on a portion of the variable rate debt caused by changes in the designated benchmark interest rate, LIBOR. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

        On May 4, 2017, we entered into two identical pay-fixed, receive-variable, interest rate swaps with two different counter parties, to hedge the variability in the LIBOR interest payments on an aggregate notional value of $100.0 million of our Second Amended Term Loan Facility beginning May 31, 2017, through the expiration of the swaps on March 31, 2022. At inception, these interest rate swaps were designated as cash flow hedges of interest rate risk, and as such, the effective portion of unrealized changes in market value is recorded in Accumulated other comprehensive income ("AOCI"). Any losses from hedge ineffectiveness will be recognized in current earnings.

        The change in the fair value of the interest rate swap agreements in the year ended December 31, 2017 resulted in an unrealized gain of $0.8 million, and was included in AOCI. The Company paid $0.4 million of net interest on the settlement of the interest rate swap agreements for the year ended December 31, 2017. As of December 31, 2017, the Company estimates that none of the unrealized gain included in AOCI related to these interest rate swap agreements will be realized and reported in earnings within the next twelve months. No gain or loss was recorded in earnings for the year ended December 31, 2017.

        The fair value of the interest rate swaps as of December 31, 2017 was $0.8 million and was recorded in Other assets in non-current assets on the consolidated balance sheets.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9. Fair Value Measurements

        Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

        The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our consolidated balance sheets as of December 31, 2017 (amounts in thousands):

		Estimated Fair Value
		December 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other non-current assets	—	$773	—	$773

        Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of December 31, 2016, there were no assets and liabilities measured at fair value on a recurring basis.

        The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 10. Stockholders' equity

Capitalization

Capital Stock

        As of December 31, 2017, the Company had 20,285,427 shares of Class A common stock (including shares subject to forfeiture), and 20,800,998 shares of Class B common stock (including shares subject to forfeiture), issued and outstanding.

        In the event the last sale price of the Class A common stock does not equal or exceed $15.00 per share (as adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period before April 4, 2018, 0.9 million shares of Class A common stock and 1.1 million shares of Class B Common Shares will be forfeited. As of the date of this filing, it is expected that these shares will be forfeited on April 4, 2018.

        On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company's Class A common stock, par value $0.0001 per share ("Class A common stock"). Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. During 2017, the Company repurchased 1.8 million shares of Class A common stock under the repurchase program

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stockholders' equity (Continued)

for an aggregate purchase price of $21.9 million, and was recorded as treasury stock on the consolidated balance sheet. As of December 31, 2017, the Company had $3.1 million of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on July 17, 2018.

Warrants

        At December 31, 2017, 12.1 million Warrants, exercisable into 6.0 million shares of our Class A common stock, were issued and outstanding. Each Warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. Warrants may be exercised only through the date of expiration and are only exercisable for a whole number of shares of common stock (i.e. only an even number of Warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise at least two Warrants at an effective exercise price of $12.00 per share. At the option of the Company, 7.6 million Warrants may be called for redemption, provided that the last sale price of our Class A common stock reported has been at least $18.00 per share on each of 20 trading days within the 30-day period ending on the third business day prior to the date on which notice of redemption is given. The Warrants expire on April 4, 2018.

        There were 190,749 Warrants exercised during the year ended December 31, 2017. In connection with such exercises 22,911 shares of Class A common stock were issued and the Company received $0.2 million in cash proceeds, as some of the Warrant exercises were done on a cashless basis.

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

        On October 21, 2016, an aggregate of 9.2 million shares of Class B common stock held by InterMedia Partners VII, L.P. and its affiliates ("IM") were distributed to limited partners of IM. A beneficial owner of shares of Class B common stock may transfer, directly or indirectly, shares of Class B common stock, whether by sale, assignment, gift or otherwise, only to a Class B Permitted Transferee (as defined in the Company's amended an and restated certificate of incorporation) and no Class B stockholder may otherwise transfer beneficial ownership (as hereinafter defined) of any shares of Class B common stock. As such, shares of Class B common stock held by IM were converted to shares of Class A common stock, including an aggregate of 419,383 shares of Class B common stock that are subject to forfeiture and distribution as elected by IM's limited partners were converted into shares of Class A common stock.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stockholders' equity (Continued)

Equity Incentive Plans

        Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At December 31, 2017, 2.7 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company's Board of Directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-Based Compensation

        Stock-based compensation expense related to stock options and restricted stock was $4.1 million, $4.7 million and $5.6 million for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, there was $1.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. At December 31, 2017, there was $2.5 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.5 years.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stockholders' equity (Continued)

Company expects lower turnover, and has assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

Black-Scholes Option Valuation Assumptions	2017	2016	2015
Risk-free interest rate	2.18%	1.60% - 2.44%	1.76% - 2.12%
Dividend yield	—	—	—
Volatility	25.8%	26.4% - 32.4%	25.8% - 29.5%
Weighted-average expected term (years)	6.0	6.2	6.3

        The following table summarizes stock option activity for the years ended December 31, 2017, 2016 and 2015 (shares and intrinsic values in thousands):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2014	1,870	$11.23	8.4	$4,721
Granted	215	$13.61	6.2	—
Exercised	(15)	10.60	—	—
Forfeited or expired	(27)	10.60	—	—

Outstanding at December 31, 2015	2,043	$11.49	7.6	$6,740
Granted	890	$11.97	6.2	—
Exercised	(13)	10.60	—	—
Forfeited or expired	—	—	—	—

Outstanding at December 31, 2016	2,920	$11.64	7.6	$1,274

Granted	55	$11.35	6.0	—
Exercised	—	—	—	—
Forfeited	(37)	10.39	—	—
Expired	(40)	$11.51	—	—

Outstanding at December 31, 2017	2,898	$11.62	6.5	$1,738

Vested at December 31, 2017	1,888	$11.69	5.8	$1,322

Exercisable at December 31, 2017	1,888	$11.69	5.8	$1,322

        The weighted average grant date fair value of options granted for the years ended December 31, 2017, 2016 and 2015 was $3.39, $3.71 and $4.13. At December 31, 2017, 0.3 million options granted are unvested, event-based options.

Restricted Stock

        Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 10. Stockholders' equity (Continued)

the Monte Carlo simulation model. The following table summarizes restricted share activity for the years ended December 31, 2017, 2016 and 2015 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2014	719	$9.82
Granted	99	12.42
Vested	(324)	10.65
Forfeited	—	—

Outstanding at December 31, 2015	494	$9.79
Granted	395	11.82
Vested	(328)	10.88
Forfeited	—	—

Outstanding at December 31, 2016	561	$10.58
Granted	154	11.19
Vested	(203)	11.80
Forfeited	(8)	13.38

Outstanding at December 31, 2017	504	$10.23

        At December 31, 2017, 0.2 million shares of restricted stock issued are unvested, event-based shares.

Note 11. Contingencies

        The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 12. Commitments

        The Company has entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively

        The Company has certain commitments including various operating leases.

        Future minimum payments for these commitments and other commitments, primarily programming and equity method capital contributions, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
2018	$2,063	$10,418	$12,481
2019	449	6,929	7,378
2020	358	3,121	3,479
2021	343	1,242	1,585
2022 and thereafter	655	—	655

Total	$3,868	$21,710	$25,578

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13. Retirement Plans

        WAPA, a wholly owned subsidiary of the Company, makes contributions to the Televicentro de Puerto Rico Special Retirement Benefits (the "Retirement Plan"). The Retirement Plan is available to all reporters and union employees after completing three (3) months of service. Eligible employees, those meeting active service minimums and minimum age requirements, are eligible to receive a one-time lump sum payment at retirement, of two (2) weeks per year of service capped at a maximum payment of forty-five (45) weeks. The number of retirees is capped at five (5) per year. There are 144 participants in the Retirement Plan. Following is the plan's projected benefit obligation at December 31, 2017 and 2016. (amounts in thousands):

	2017	2016
Projected benefit obligation:
Balance, beginning of the year	$3,027	$2,865
Service cost	80	109
Interest cost	85	104
Actuarial (gain) loss	(469)	(45)
Benefits paid to participants	(481)	(6)

Balance, end of year	$2,242	$3,027

        At December 31, 2017, 2016 and 2015, the funded status of the plan was as follows (amounts in thousands):

	2017	2016	2015
Excess of benefit obligation over the value of plan assets	$(2,242)	$(3,027)	$(2,865)
Unrecognized net actuarial loss	347	818	905
Unrecognized prior service cost	44	52	69

Accrued benefit cost	$(1,851)	$(2,157)	$(1,891)

        The plan is unfunded. As such, the Company is not required to make annual contributions to the plan.

        At December 31, 2017 and 2016, the amounts recognized in the consolidated balance sheets were classified as follows (amounts in thousands):

	2017	2016
Accrued benefit cost	$(2,242)	$(3,027)
Accumulated other comprehensive loss	391	870

Net amount recognized	$(1,851)	$(2,157)

        Amounts recorded in accumulated other comprehensive loss are reported net of tax.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13. Retirement Plans (Continued)

        The benefits expected to be paid in each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,	Amount
2018	$242
2019	109
2020	91
2021	182
2022	235
2023 through 2026	582

$1,441

        At December 31, 2017 and 2016, the following weighted-average rates were used:

	2017	2016
Discount rate on the benefit obligation	3.35%	3.78%
Rate of employee compensation increase(a)	1.75% - 2.5%	4.00%

(a)
Rate of employee compensation increase is 1.75% for periods ending 2017-2021, and increasing to 2.5% for periods thereafter.

        Pension expense for the years ended December 31, 2017, 2016 and 2015, consists of the following (amounts in thousands):

	2017	2016	2015
Service cost	$80	$109	$112
Interest cost	85	104	102
Expected return on plan assets	—	—	—
Recognized actuarial loss (gain)	—	—	—
Amortization of prior service cost	8	17	17
Net loss amortization	1	42	51

	$174	$272	$282

        WAPA makes contributions to the Plan, a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by two CBAs. Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for four employees covered by the other CBA scheduled to expire on June 27, 2019.

        The risks in participating in such a plan are different from the risks of single-employer plans, in the following respects:

  •
  Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of any other participating employer.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13. Retirement Plans (Continued)

  •
  If a participating employer ceases to contribute to a multiemployer plan, the unfunded obligation of the plan allocable to such withdrawing employer may be borne by the remaining participating employer.

        If WAPA completely or partially withdrew from the Plan, it would be obligated to pay complete or partial withdrawal liability. Under the statutory requirements applicable to withdrawal liability with respect to a multiemployer pension plan, in the event of a complete withdrawal from the Plan, WAPA would be obligated to make withdrawal liability payments to fund its proportionate share of the Plan's UVB's. WAPA's payment amount for a given year would be determined based on its highest contribution rate (as limited by MPRA) and its highest average contribution hours over a period of three consecutive plan years out of the ten-year period preceding the date of withdrawal. To the extent that the prescribed payment amount was not sufficient to discharge WAPA's share of the Plan's UVBs, WAPA's payment obligation would nevertheless end after 20 years of payments (absent a withdrawal that is part of a mass withdrawal, in which case the annual payments would continue indefinitely or until WAPA paid its share of the Plan's UVBs at the time of withdrawal).

        WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and the above-noted Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical and declining status, the "Red Zone", as defined by the PPA and MPRA, due to the projected insolvency of the Plan within the next 19 years. A plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010 and then updated on November 17, 2015. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. In 2015, the Plan's Trustee's reviewed the Rehabilitation Plan and the financial projections under the Plan and determined that is was not prudent to continue benefit accruals under the current Plan and that implementation of an updated plan with a new benefit design would be in the best interest of the Plan's participants.

        WAPA elected the "Preferred Schedule" and executed a Memorandum of Agreement, effective May 27, 2010 (the "MOA") and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015. On July 1, 2017 WAPA executed an updated MOA under which it agreed to remain a contributing employer to the Plan through May 31, 2022 and to make contributions to the Plan at a fixed rate of $18.03 per week for each WAPA covered employee during such period (i.e., its contributions per employee will not increase during the term of its CBA or through any period during which a new CBA is entered into, if any).

        The contributions required under the terms of the CBA and the effect of the Rehabilitation Plan as described above are not anticipated to have a material effect on the Company's results of operations. However, in the event other contributing employers are unable to, or fail to, meet their ongoing funding obligations, the financial impact on WAPA to contribute to any plan underfunding may be material. In addition, if a United States multiemployer defined benefit plan fails to satisfy certain minimum funding requirements, the Internal Revenue Service may impose a nondeductible excise tax

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 13. Retirement Plans (Continued)

of 5.0% on the amount of the accumulated funding deficiency for those employers contributing to the fund.

        If WAPA completely or partially withdrew from the Plan, it would be obligated to pay complete or partial withdrawal liability (which could be material). Pursuant to the last available notice (for the Plan year ended December 31, 2016), WAPA's contributions to the Plan exceeded 5% of total contributions made to the Plan.3

        Further information about the Plan is presented in the table below (amounts in thousands):

		Pension Protection Act Zone Status	Funding Improvement Plan/Rehabilitation Plan	WAPA's Contribution				Expiration Date of Collective Bargaining Agreements
							Surcharge Imposed
Pension Fund	EIN	2016	Status	2017	2016	2015
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$149	$156	$151	No	June 27, 2019 May 31, 2022

Note 14. Quarterly Financial Data (Unaudited)

        (Amounts in thousands, except per share amounts)

	2017 Quarters Ended(a)
	March 31	June 30	September 30	December 31
Net revenues	$33,159	$35,180	$32,173	$23,952
Operating income (loss)	7,057	10,496	8,407	(604)
Net income (loss)	2,745	5,181	682	(22,044)
Earnings (loss) per share:
Basic	$0.07	$0.13	$0.02	$(0.56)
Dilutive	$0.07	$0.13	$0.02	$(0.56)

	2016 Quarters Ended(a)
	March 31	June 30	September 30	December 31
Net revenues	$30,971	$35,031	$33,116	$39,407
Operating income	7,164	10,677	9,579	12,603
Net income	2,700	5,029	4,349	5,922
Earnings per share:
Basic	$0.06	$0.12	$0.11	$0.15
Dilutive	$0.06	$0.12	$0.11	$0.15

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14. Quarterly Financial Data (Unaudited) (Continued)

	2015 Quarters Ended(a)
	March 31	June 30	September 30	December 31
Net revenues	$29,471	$32,618	$31,465	$36,236
Operating income	7,056	8,780	7,951	11,079
Net income	2,462	3,431	2,910	4,934
Earnings per share:
Basic	$0.06	$0.08	$0.07	$0.11
Dilutive	$0.06	$0.08	$0.07	$0.11

(a)
The sum of the quarters will not equal the full year due to rounding.