Form 10-Q
period 2018-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2018-05-10
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 10, 2018
Class A common stock, par value $0.0001 per share	19,711,064 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2018

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about Hemisphere Media Group, Inc. (the “Company”) and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. These statements are, or may be deemed to be, “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$107,377	$124,299
Accounts receivable, net of allowance for doubtful accounts of $2,413 and $2,327, respectively	22,409	20,007
Due from related parties	2,397	2,169
Programming rights	7,605	7,723
Prepaids and other current assets	12,242	12,517
Total current assets	152,030	166,715
Programming rights, net of current portion	12,637	11,520
Property and equipment, net	25,416	24,433
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	48,380	51,661
Deferred income taxes	4,471	4,802
Equity method investments	38,481	30,907
Interest rate swap	2,253	773
Other assets	487	832
Total Assets	$490,398	$497,886

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,303	$3,465
Due to related parties	2,557	1,885
Accrued agency commissions	853	4,064
Accrued compensation and benefits	3,942	5,540
Accrued marketing	5,227	4,997
Other accrued expenses	3,438	3,795
Programming rights payable	3,953	2,920
Investee losses in excess of investment	5,372	2,806
Current portion of long-term debt	534	2,133
Total current liabilities	30,179	31,605

Programming rights payable, net of current portion	803	1,101
Long-term debt, net of current portion	205,121	205,509
Deferred income taxes	18,763	18,763
Defined benefit pension obligation	2,055	2,004
Total Liabilities	256,921	258,982

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,173,137 shares and 25,171,433 issued at March 31, 2018 and December 31, 2017, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 20,800,998 shares issued and outstanding at March 31, 2018 and December 31, 2017	2	2
Additional paid-in capital	266,345	265,329
Treasury stock, at cost 5,393,331 and 5,390,107 at March 31, 2018 and December 31, 2017, respectively	(57,337)	(57,303)
Retained earnings	22,842	30,401
Accumulated other comprehensive income	1,622	472
Total Stockholders’ Equity	233,477	238,904
Total Liabilities and Stockholders’ Equity	$490,398	$497,886

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Net revenues	$29,035	$33,159
Operating Expenses:
Cost of revenues	9,427	10,245
Selling, general and administrative	10,584	9,492
Depreciation and amortization	3,997	4,115
Other expenses	233	2,250
Gain on disposition of assets	(3)	—
Total operating expenses	24,238	26,102
Operating income	4,797	7,057
Other Expenses:
Interest expense, net	(2,884)	(2,628)
Loss on equity method investments	(9,795)	—
Total other expenses	(12,679)	(2,628)
(Loss) income before income taxes	(7,882)	4,429
Income tax benefit (expense)	323	(1,684)
Net (loss) income	$(7,559)	$2,745

(Loss) earnings per share:
Basic	$(0.19)	$0.07
Diluted	$(0.19)	$0.07

Weighted average shares outstanding:
Basic	38,955	40,514
Diluted	38,955	40,760

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive (Loss) Income

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2018	2017

Net (loss) income	$(7,559)	$2,745
Change in fair value of interest rate swap, net of income taxes	1,150	—
Comprehensive (loss) income	$(6,409)	$2,745

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2018

(Unaudited)

(amounts in thousands)

								Accumulated
					Additional	Class A		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2017	25,171	$3	20,801	$2	$265,329	$(57,303)	$30,401	$472	$238,904
Net loss	—	—	—	—	—	—	(7,559)	—	(7,559)
Stock-based compensation	—	—	—	—	996	—	—	—	996
Repurchases of Class A Common Stock	—	—	—	—	—	(34)	—	—	(34)
Exercise of warrants	2	0	—	—	20	—	—	—	20
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,150	1,150

Balance at March 31, 2018	25,173	$3	20,801	$2	$266,345	$(57,337)	$22,842	$1,622	$233,477

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Reconciliation of Net (Loss) Income to Net Cash Provided by Operating Activities:
Net (loss) income	$(7,559)	$2,745
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,997	4,115
Program amortization	2,490	3,463
Amortization of deferred financing costs and original issue discount	146	181
Stock-based compensation	996	1,070
Provision for bad debts	84	1
Gain on disposition of assets	(3)	—
Loss on equity method investments	9,795	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,486)	1,433
Due from related parties	(228)	99
Programming rights	(3,489)	(6,511)
Prepaids and other assets	(1,945)	1,693
(Decrease) increase in:
Accounts payable	838	(752)
Due to related parties	672	86
Accrued expenses	(4,991)	(6,569)
Programming rights payable	735	1,004
Taxes payable	55	1,248
Other liabilities	2,617	(293)
Net cash provided by operating activities	1,724	3,013
Cash Flows From Investing Activities:
Funding of equity method investments	(14,803)	—
Capital expenditures	(1,696)	(84)
Net cash used in investing activities	(16,499)	(84)
Cash Flows From Financing Activities:
Repayments of long-term debt	(2,133)	(533)
Financing fees	—	(1,114)
Purchase of treasury stock	(34)	—
Proceeds from exercise of warrants	20	—
Net cash used in financing activities	(2,147)	(1,647)

Net (decrease) increase in cash	(16,922)	1,282
Cash:
Beginning	124,299	163,090
Ending	$107,377	$164,372

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,768	$2,502
Income taxes	$—	$47

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Nature of business

Nature of business:  The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), and HMTV Cable, Inc., the parent company of the entities for the acquired networks consisting of Pasiones, Television Dominicana, and Centroamerica TV. Hemisphere was incorporated in Delaware on January 16, 2013, and consummated its initial public offering on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Unaudited Condensed Consolidated Financial Statements.

Basis of presentation:  The accompanying Unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three months ended March 31, 2018 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2018. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator for (loss) earnings per common share calculation:
Net (loss) income	$(7,559)	$2,745

Denominator for (loss) earnings per common share calculation:
Weighted-average common shares, basic	38,955	40,514
Effect of dilutive securities Stock options, restricted stock and warrants	—	246
Weighted-average common shares, diluted	38,955	40,760

(Loss Per Share) Earnings Per Share
Basic	$(0.19)	$0.07
Diluted	$(0.19)	$0.07

We apply the treasury stock method to measure the dilutive effect of our outstanding warrants, stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Per the Accounting Standards Codification (“ASC”) 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation (ASC 260-10-45-23). The assumed exercise only occurs when the warrants are “In the Money” (exercise price is lower than the average market price for the period). If the warrants are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 2.1 million shares of common stock as of the three months ended March 31, 2018 and March 31, 2017, respectively, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the net loss for the three months ended March 31, 2018, 0.2 million outstanding awards were not included in the computation of diluted (loss) earnings per share because their effect was anti-dilutive.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three months ended March 31, 2018 and 2017. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recently adopted Accounting Standards: On January 1, 2018, we adopted, on a modified retrospective basis, Financial Accounting Standards Board (the “FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) (the “new revenue standard”), which provides accounting guidance that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the new revenue framework is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The revenue framework includes a five-step model to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this revenue framework requires new or expanded disclosures related to the amounts of revenue recognized and judgments made by companies when following this framework.

The adoption of the new accounting guidance did not result in changes in the way the Company records subscriber and retransmission fees, advertising revenue or content licensing fees. Guidance pertaining to the evaluation of whether revenue should be presented on a gross or net basis was changed in connection with the new revenue standard and the application of such change has been made in the presentation of revenues in the consolidated financial statements. The adoption of the new revenue standard did not have a material impact to our unaudited statement of operations for the three months ended March 31, 2018, and did not have a material impact to our unaudited consolidated balance sheet as of March 31, 2018.

Accounting guidance not yet adopted: In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018 02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of certain tax effects from Accumulated other comprehensive income. The amendments in this ASU apply to any entity that has items of other comprehensive income (“OCI”) for which the related tax effects are presented in OCI, as previously required by GAAP. This ASU allows a one time reclassification from OCI to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The amendments in this ASU are effective for all entities for annual periods beginning after December 31, 2018.  Early adoption is permitted and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of this Update on our consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12 — Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The amendments in this ASU apply to any entity that elects to apply hedge accounting and is intended to better align an entity’s risk management activities and financial reporting for hedging relationships. The ASU amends effectiveness testing requirements, income statement presentation and disclosures and permits additional risk management strategies to qualify for hedge accounting.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2019.  Early application is permitted; the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.  We are currently evaluating the impact of this Update on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016 02—Leases (Topic 842). ASU 2016 02 amends the FASB ASC, creating Topic 842, Leases. Topic 842 affects any entity that enters into a lease, with specified scope exemptions, and supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. The recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not changed significantly from previous GAAP. The principle difference from previous guidance is that the assets and liabilities arising from an operating lease should be recognized in the statement of financial position. The guidance will be effective for the first interim period of our 2019 fiscal year. Early application of the amendments in this update is permitted. We are currently evaluating the impact of this Update on our consolidated financial statements.

Note 2. Revenue Recognition

We transitioned to the FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from ASC 605, Revenue Recognition, on January 1, 2018 using the modified retrospective method. Our condensed consolidated financial statements reflect the application of ASC 606 guidance beginning January 1, 2018, while our condensed consolidated financial statements for prior periods were prepared under ASC 605 guidance. There were no cumulative effects of our transition to ASC 606. For more information, see Note 1, “Basis of Presentation” of Notes to Unaudited Condensed Consolidated Financial Statements.

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended March 31,
Revenues by type	2018	2017

Subscriber and Retransmission fees	$18,433	$19,453
Advertising revenue	9,918	13,567
Other revenue	684	139
Total revenue	$29,035	$33,159

The following is a description of principal activities from which we generate our revenue:

Subscriber and Retransmission fees: We enter into arrangements with multi-channel video distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) to provide a continuous feed of our programming generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific subscriber and retransmission fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s paying subscribers who receive our Networks. Changes in subscriber and retransmission fees are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to us generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice.  Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically received within 60 days.

Advertising revenue: Advertising revenues are generated from the sale of commercial time, which is typically sold pursuant to sale orders with advertisers providing for an agreed upon commitment and price per spot. We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Payment is typically due and received within 30 days.

Other revenue: Other revenues are derived primarily through the licensing of our content to third parties. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content.

Comparison to amounts if ASC 605 had been in effect

The following table reflects the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the three months ended March 31, 2018 and the amounts as if the ASC 605 were still in effect (“ASC 605 Presentation”) (amounts in thousands):

	Three months ended March 31, 2018
	ASC 606		ASC 605
	Reported	Reclassification	Presentation

Total revenue	$29,035	$(806)	$28,229

Operating expenses	$24,238	$(806)	$23,432

Operating income	$4,797	$—	$4,797

Note 3. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed. We continue to operate under the terms of this agreement while we negotiate the renewal. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Total expenses incurred were $0.7 million and $0.6 million for each of the three months ended March 31, 2018 and 2017, respectively, and are included in cost of revenues.

•                  An affiliation agreement through August 1, 2017, for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. We continue to operate under the terms of this agreement while we negotiate the renewal. Total revenues recognized were $0.5 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.

Amounts due from MVS pursuant to the agreements noted above amounted to $2.4 million and $2.2 million at March 31, 2018 and December 31, 2017, respectively. Amounts due to MVS pursuant to the agreements noted above amounted to $2.6 million and $1.9 million at March 31, 2018 and December 31, 2017, respectively.

We renewed a three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses and amounted to $0.1 million for the three months ended March 31, 2018 and 2017. No amounts were due to this related party at March 31, 2018 and December 31, 2017.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara, for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations, and amounted to $0.0 million for each of the three month periods ended March 31, 2018 and 2017.  At March 31, 2018 and December 31, 2017, $0.1 million is included in programming rights in the accompanying unaudited condensed consolidated balance sheets related to these agreements.

We entered into agreements effective February 1, 2015, to license the rights to motion pictures from Lions Gate Films, Inc. (“Lionsgate”) for a total license fee of $1.0 million. Some of the titles are owned or controlled by Pantelion Films, LLC (“Pantelion”), for which Lionsgate acts as Pantelion’s exclusive licensing agent. Pantelion is a joint venture made up of several organizations, including Panamax (an entity owned by James M. McNamara), Lionsgate and Grupo Televisa. Fees paid by Cinelatino to Lionsgate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations, and amounted to $0.0 million and $0.1 million for the three month periods ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, $0.0 million and $0.1 million, respectively, is included in programming rights in the accompanying unaudited condensed consolidated balance sheets.

We entered into an agreement effective June 22, 2017, to purchase the rights to motion pictures from Frontera Productions, LLC. One of our former Board members holds an equity stake in this entity. The total license fee is $0.1 million. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0.0 million for the three months ended March 31, 2018. At March 31, 2018 and December 31, 2017, $0.1 million and $0.0 million, respectively, is included in programming rights related to this agreement, in the accompanying consolidated balance sheet. There was no amount due to this related party as of March 31, 2018 and December 31, 2017.

Note 4. Goodwill and intangible assets

Goodwill and intangible assets consist of the following at March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31,	December 31,
	2018	2017
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	48,380	51,661
Total intangible assets	$254,623	$257,904

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the three months ended March 31, 2018 is as follows (amounts in thousands):

	Net Balance at December 31, 2017	Additions	Impairment	Net Balance at March 31, 2018
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the three months ended March 31, 2018 is as follows (amounts in thousands):

	Net Balance at December 31, 2017	Additions	Amortization	Net Balance at March 31, 2018
Affiliate relationships	$32,343	$—	$(3,017)	$29,326
Advertiser relationships	1,240	—	(138)	1,102
Non-compete agreement	1,235	—	(137)	1,098
Other intangibles	157	33	(22)	168
Total finite-lived intangibles	$34,975	$33	$(3,314)	$31,694

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.3 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively.  The weighted average remaining amortization period is 3.3 years at March 31, 2018.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$9,933
2019	8,497
2020	6,069
2021	5,757
2022 and thereafter	1,438
Total	$31,694

Note 5. Equity method investments

The Company makes investments that support its underlying business strategy and enable it to enter new markets. The carrying values of the Company’s equity method investments are typically consistent with its ownership in the underlying net assets of the investees, with the exception of Canal 1 and Pantaya. Due to losses in excess of capital contributions, the Company has recorded nearly 100% of the losses on Canal 1. The Company has recorded losses in excess of the amount invested in Pantaya. Certain of the Company’s equity investments are variable interest entities, for which the Company is not the primary beneficiary.

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity (“VIE”) that is accounted for under the equity method. As of March 31, 2018, we have not funded any capital contributions to Pantaya. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Pantaya, we continue to record our proportionate share of losses on a one quarter lag. For the three months ended March 31, 2018, we have recorded $2.6 million in Loss on equity method investments related to Pantaya, which is presented as a liability in the accompanying balance sheet. There was no loss incurred in the three months ended March 31, 2017. The Company’s maximum exposure to loss on our investment in Pantaya is limited to our funding commitment.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. Canal 1 is one of only three national broadcast television networks in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture to 40%. The joint venture is deemed a VIE that is accounted for under the equity method. We earn a preferred return on the capital funded, which is recorded quarterly as an offset to the loss on the investment. As of March 31, 2018, we have recorded $49.8 million in Equity method investments related to Canal 1. We record the income or loss on investment on a one quarter lag. For the three months ended March 31, 2018, we recorded $7.1 million, net of preferred return, in Loss on equity method investments. The Canal 1 joint venture losses to date have exceeded the capital contributions of the common equity partners and as a result, in accordance with equity method accounting, equity losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. For the three months ended March 31, 2018, we recorded $1.4 million of income, as an offset to losses incurred in Loss on equity method investments. There was no loss incurred for the three months ended March 31, 2017. The net balance recorded in Equity method investments related to Canal 1 joint venture was $33.6 million and $25.9 million at March 31, 2018 and December 31, 2017, respectively.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanics millennials through innovative content. As of March 31, 2018, we have recorded $5.0 million in Equity method investments related to REMEZCLA. The Company records the income or loss on investment on a one quarter lag. For the three months ended March 31, 2018, we have recorded $0.3 million in Loss on equity method investments related to this investment. Additionally, we earned a preferred return on capital funded. For the three months ended March 31, 2018, we recorded $0.2 million of income as an offset to the loss incurred in loss on equity method investments. The net investment recorded in Equity method investments was $4.9 million and $5.0 million at March 31, 2018 and December 31, 2017, respectively. We have no additional commitment to fund the operations of the venture which limits the maximum exposure to loss on our investment in Remezcla to our investment of $5.0 million.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of the three months ended December 31, 2017 are included below (amounts in thousands):

Equity Method Investees	Amount

Current assets	$7,234
Non-current assets	$56,783
Current liabilities	$35,109
Non-current liabilities	$52,514
Redeemable stock and noncontrolling interests	$14,235
Net revenue	$4,396
Operating loss	$(17,473)
Net loss	$(19,788)

Note 6. Income taxes

The 2017 Tax Cut and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% in 2018, eliminating certain deductions, imposing a mandatory one-time transition tax, or deemed repatriation tax on accumulated earnings of foreign subsidiaries as of 2017 that were previously tax deferred. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood or our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance.

For the three months ended March 31, 2018 and 2017, our income tax expense has been computed utilizing the estimated annual effective rates of 47.7% and 35.9%, respectively. The difference between the annual effective rate of 47.7 % and the statutory Federal income tax rate of 21% in the three month period ended March 31, 2018, is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits. The annual effective tax rate related to income generated in the U.S. is 22.3%.  Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. tax.  As a result, 25.3% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the three month period ended March 31, 2018 to 47.7%.  The difference between the annual effective rate of 35.9% and the statutory Federal income tax rate of 35% in the three month period ended March 31, 2017, is primarily due to state taxes.

The Company evaluated the impact of the interest income limitation from the Tax Act and do not expect that there will not be a limitation on the ability to deduct interest expense for tax purposes for the year ended December 31, 2018.

Income tax benefit was $0.3 million for the three month period ended March 31, 2018 compared to an income tax expense of $1.7 million for the three month period ended March 31, 2017.

Note 7. Long-term debt

Long-term debt at March 31, 2018 and December 31, 2017 consists of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
Senior Notes due February 2024	$205,655	$207,642
Less: Current portion	534	2,133
	$205,121	$205,509

On February 14, 2017 (the “Closing Date”), the Borrowers amended the Term Loan Facility (the “Second Amended Term Loan Facility”). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility, bears interest at the Borrowers’ option of either (i) London Inter-bank Offered Rate (“LIBOR’) plus a margin of 3.50% (decreased from a margin of 4.00% under the Term Loan Facility) or (ii) or an Alternate Base Rate (“ABR”) plus a margin of 2.50% (decreased from a margin of 3.00% under the Term Loan Facility). There is no LIBOR floor (a decrease from a LIBOR floor of 1.00% under the Term Loan Facility). The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the “Incremental Facility”) allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the “Incremental Facility Increase”) provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each cap the cash netted against debt up to a maximum amount of $60.0 million (increased from $45.0 million under the Term Loan Facility). Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the “Incremental Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

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

In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net (loss) income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.95x at December 31, 2017, resulting in an excess cash flow percentage of 25% and therefore, an excess cash flow payment of $2.1 million was made in March 2018. As permitted under the Second Amended Term Loan Facility, the excess cash flow payment will be allocated at our election and in direct order of maturity, accordingly, we will not be required to make the scheduled quarterly loan amortization payments for the next three quarters.

As of March 31, 2018, the original issue discount balance was $2.0 million, net of accumulated amortization of $1.5 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the unaudited condensed consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.5 million, net of accumulated amortization of $1.8 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at March 31, 2018 as presented on the unaudited condensed consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at March 31, 2018 and December 31, 2017 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of March 31, 2018 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$—
2019	2,133
2020	2,133
2021	2,133
2022 and thereafter	202,682
Total	$209,081

Note 8. Derivative instruments

We use derivative financial instruments in the management of our interest rate exposure. Our strategy is to eliminate the cash flow risk on a portion of the variable rate debt caused by changes in the designated benchmark interest rate, LIBOR. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

On May 4, 2017, we entered into two identical pay-fixed, receive-variable, interest rate swaps with two different counter parties, to hedge the variability in the LIBOR interest payments on an aggregate notional value of $100.0 million of our Second Amended Term Loan Facility beginning May 31, 2017, through the expiration of the swaps on March 31, 2022. At inception, these interest rate swaps were designated as cash flow hedges of interest rate risk, and as such, the effective portion of unrealized changes in market value is recorded in Accumulated other comprehensive income (“AOCI”). Any losses from hedge ineffectiveness will be recognized in current operations.

The change in the fair value of the interest rate swap agreements in the three months ended March 31, 2018 resulted in an unrealized gain of $1.5 million, and was included in AOCI net of taxes. The Company paid $0.1 million of net interest on the settlement of the interest rate swap agreements for the three months ended March 31, 2018. As of March 31, 2018, the Company estimates that none of the unrealized gain included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the three months ended March 31, 2018.

The aggregate fair value of the interest rate swaps was $2.3 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively. These were recorded in Swap assets in non-current assets on the unaudited condensed consolidated balance sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our unaudited condensed consolidated balance sheet as of March 31, 2018 and December 31, 2017 (amounts in thousands):

		Estimated Fair Value
		March 31, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Interest rate swap - Asset	—	$2,253	—	$2,253

		Estimated Fair Value
		December 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Interest rate swap - Asset	—	$773	—	$773

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of March 31, 2018, there were no assets and liabilities measured at fair value on a recurring basis.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 10.  Stockholders’ equity

Capital stock

As of March 31, 2018, the Company had 20,283,906 shares of Class A common stock (including shares subject to forfeiture), and 20,800,998 shares of Class B common stock (including shares subject to forfeiture), issued and outstanding.

Subsequent the quarter ended March 31, 2018, certain shares of our capital stock were forfeited pursuant to contractual requirements.  For more information, see Note 13, “Subsequent events” of Notes to Unaudited Condensed Consolidated Financial Statements.

On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. During the three months ended March 31, 2018, the Company repurchased 3,225 shares of Class A common stock under the repurchase program for an aggregate purchase price of $0.0 million. As of March 31, 2018, the Company repurchased 1.8 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $21.9 million, and was recorded as treasury stock on the unaudited condensed consolidated balance sheet. As of March 31, 2018, the Company had $3.1 million of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on July 17, 2018.

Warrants

At March 31, 2018, 12.1 million Warrants, exercisable into 6.0 million shares of our Class A common stock, were issued and outstanding. Each Warrant entitles the holder to purchase one-half of one share of our Class A common stock at a price of $6.00 per half share. Warrants may be exercised only through the date of expiration and are only exercisable for a whole number of shares of common stock (i.e. only an even number of Warrants may be exercised at any given time by a registered holder). As a result, a holder must exercise at least two Warrants at an effective exercise price of $12.00 per share. Following the completion of the quarter ended March 31, 2018, all 12.1 million Warrants expired on April 4, 2018. For more information, see Note 13, “Subsequent events” of Notes to Unaudited Condensed Consolidated Financial Statements.

There were 3,408 Warrants exercised during the three months ended March 31, 2018. In connection with such exercises 1,704 shares of Class A common stock were issued and the Company received $0.0 million in cash proceeds.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At March 31, 2018, 2.7 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.0 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was $1.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. At March 31, 2018, there was $1.9 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Black-Scholes Option Valuation Assumptions	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Risk-free interest rate	2.65%	2.18%
Dividend yield	—	—
Volatility	39.0%	25.8%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the three months ended March 31, 2018 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2017	2,898	$11.62	6.5	$1,738
Granted	10	11.70	6.0	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2018	2,908	$11.62	6.3	$1,339
Vested at March 31, 2018	1,937	$11.73	5.6	$1,024
Exercisable at March 31, 2018	1,937	$11.73	5.6	$1,024

The weighted average grant date fair value of options granted for the three months ended March 31, 2018 was $4.89.  At March 31, 2018, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the three months ended March 31, 2018 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2017	504	$10.23
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2018	504	$10.23

At March 31, 2018, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Note 11.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 12. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.5 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

We have certain commitments including various operating leases. Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2018	$1,579	$11,652	$13,231
2019	449	7,239	7,688
2020	358	3,521	3,879
2021	343	2,892	3,235
2022 and thereafter	655	200	855
Total	$3,384	$25,504	$28,888

Note 13. Subsequent events

On April 4, 2018, 0.5 million shares of Class A common stock and 1.1 million shares of Class B common stock were forfeited because the closing sales price of the Class A common stock did not equal or exceed $15.00 per share for any 20 trading days within at least one 30-trading day period within 60 months of April 4, 2013.

On April 4, 2018, all 12.1 million outstanding Warrants expired.

On May 3, 2018, the Company entered into a definitive agreement to acquire a seventy five percent (75%) interest in Snap Global, LLC, an independent distributor of content in Latin America to broadcast, pay-TV and OTT platforms. The closing of the transaction is subject to the completion of certain closing conditions.

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

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S. WAPA America’s programming includes over 60 hours per week of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to 4.4 million subscribers, excluding digital basic subscribers.

•                  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features many of the best telenovelas licensed from top producers throughout the world. Pasiones has over 19 million subscribers across the U.S. and Latin America.

•                  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to 4.2 million subscribers.

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to 1.9 million subscribers.

•                  Canal 1:  the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession for Canal 1 in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017.

•                  Pantaya:  a cross-platform Spanish-language digital subscription service that is well positioned to be the dominant player in the Spanish-language OTT space. We own a 25% interest in Pantaya in partnership with Lionsgate. The service, which launched in August 2017, allows audiences to access many of the best and most current Spanish-language films and includes content from our movie library, as well as Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Grupo Televisa’s theatrical releases in Mexico.

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

WAPA has been the #1-rated broadcast television network in Puerto Rico for the last nine years and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing retransmission fees. WAPA’s primetime household rating in 2017 was four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success in the last nine years, management believes WAPA is well positioned for future growth in retransmission fees, similar to the growth in retransmission fees that the four major U.S. networks (ABC, CBS, NBC and Fox) have experienced in the U.S.

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

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2018 and 2017

(Unaudited)

(amounts in thousands)

	Three		$ Change	% Change
	Months Ended March 31,		Favorable/	Favorable/
	2018	2017	(Unfavorable)	(Unfavorable)

Net revenues	$29,035	$33,159	$(4,124)	(12.4)%
Operating Expenses:
Cost of revenues	9,427	10,245	818	8.0%
Selling, general and administrative	10,584	9,492	(1,092)	(11.5)%
Depreciation and amortization	3,997	4,115	118	2.9%
Other expenses	233	2,250	2,017	NM
Gain on disposition of assets	(3)	—	3	NM
Total operating expenses	24,238	26,102	1,864	7.1%

Operating income	4,797	7,057	(2,260)	(32.0)%

Other Expenses:
Interest expense, net	(2,884)	(2,628)	(256)	9.7%
Loss on equity method investments	(9,795)	—	(9,795)	NM
Total other expenses	(12,679)	(2,628)	(10,051)	NM
(Loss) income before income taxes	(7,882)	4,429	(12,311)	NM

Income tax benefit (expense)	323	(1,684)	2,007	NM
Net (Loss) income	$(7,559)	$2,745	$(10,304)	NM

NM = Not meaningful

Net Revenues

Net revenues were $29.0 million for the three months ended March 31, 2018, as compared to $33.2 million for the comparable period in 2017. The decrease in the period was primarily due to a $3.7 million decline in advertising revenue driven by the continued impact of Hurricane Maria in Puerto Rico, particularly the widespread loss of power, the restoration of which continued during the period, offset in part by the current period adoption of the new revenue recognition standard which required certain costs that were netted against revenue in prior periods to be reclassified to cost of revenue and selling, general, and administrative, and as a result increased advertising revenue by $0.8 million. Additionally, in 2017, we benefited from the World Baseball Classic televised on WAPA, which did not occur in 2018.  The decrease in net revenues in the period was also due to a $1.0 million, or 5%, decline in subscriber and retransmission fees as a result of the interruption caused by Hurricane Maria subscriptions to pay television distributors in Puerto Rico that carry the Company’s networks, and the termination of carriage of Television Dominicana by AT&T in September 2017. This decline was partially offset by rate increases and organic growth in U.S. cable network subscribers.  Other revenues increased $0.5 million due to the timing and availability of content licensed to third parties.

The following table presents estimated subscriber information:

	Subscribers(a) (amounts in thousands)
	March 31, 2018	December 31, 2017
U.S. Cable Networks:
WAPA America(b)	4,383	4,362
Cinelatino	4,543	4,424
Pasiones	4,448	4,450
Centroamerica TV	4,203	4,127
Television Dominicana	1,942	1,876
Total	19,519	19,239
Latin America Cable Networks:
Cinelatino	16,123	16,087
Pasiones	15,230	14,776
Total	31,353	30,863

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)         Excludes digital basic subscribers.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues for the three months ended March 31, 2018, decreased $0.8 million, or 8%, due to lower programming and production expenses as a result of cost reduction measures implemented at WAPA following the hurricanes, offset in part by incremental expenses of $0.5 million incurred in 2018 related to Hurricane Maria, including costs incurred to maintain our signal and diesel fuel to power our generators, and the current period adoption of the new revenue recognition standard requiring gross presentation compared to prior period presentation on a net basis.

Selling, General and Administrative: Selling, general and administrative (“SG&A”) expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses for the three months ended March 31, 2018, increased $1.1 million, or 12%, due to the current period adoption of the new revenue recognition standard, which required certain costs that were netted against revenue in prior periods to be reclassified to SG&A and as a result increased SG&A by $0.5 million, and higher personnel costs, offset in part by lower marketing and research expense..

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense decreased $0.1 million, or 3%, for the three months ended March 31, 2018, due to the expiration of the useful lives of certain fixed assets, which were reflected in depreciation and amortization expense in the prior year period.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses for the three months ended March 31, 2018, decreased $2.0 million, due to costs incurred in connection with the amendment of the Term Loan during the prior year period.

Interest Expense, net

For the three months ended March 31, 2018, interest expense increased $0.3 million, or 10%, as compared to the prior year due to a higher rate of interest, reflecting higher LIBOR rates.

Income Tax (Benefit) Expense

Income tax (benefit) expense decreased by $2.0 million for the three months ended March 31, 2018 primarily due to the decline in pre-tax income, and due to our share of net losses incurred by our equity investments, which resulted in a pre-tax loss and the ultimate income tax benefit.  For more information, see Note 6, “Income taxes” of Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Loss

Net loss increased $10.3 million for the three months ended March 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At March 31, 2018, we had $107.4 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

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

Cash Flows

	Three Months Ended March 31,
Amounts in thousands:	2018	2017
Cash provided by (used in):
Operating activities	$1,724	$3,013
Investing activities	(16,499)	(84)
Financing activities	(2,147)	(1,647)
Net (decrease) increase in cash	$(16,922)	$1,282

Comparison for the Three Months Ended March 31, 2018 and March 31, 2017

Operating Activities

Cash provided by operating activities was primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the three months ended March 31, 2018 was $1.7 million, a decrease of $1.3 million, as compared to $3.0 million in the prior year period, due primarily to a $10.3 million decrease in net income, offset by a $8.7 million increase in non-cash items and a $0.3 million increase in net working capital.  Non-cash items increased primarily as a result of a $9.8 million increase in loss on equity method investments, offset by a $1.0 million decrease in programming amortization.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018, was $16.5 million, an increase of $16.4 million as compared to $0.1 million in the prior year period.  The increase is primarily due to the funding of equity investments of $14.8 million, as well as an increase in capital expenditures of $1.6 million, due to equipment purchases to replace equipment damaged by Hurricane Maria, and equipment purchases required by the FCC repack, which we expect to be reimbursed by the FCC.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018, was $2.1 million, as compared to $1.6 million in the prior year period.  The increase is due to higher principal debt payments in the current year period driven by the excess cash flow payment pursuant to the terms of the Term Loan Facility, which the Company was not obligated to make in the prior year period, offset in part by financing fees incurred in connection with the Second Amended Term Loan Facility in the prior period. For more information, see Note 7, “Long-term debt” of Notes to Unaudited Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Second Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable rate of interest on the Second Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. As of March 31, 2018, our exposure to changing market rates with respect to the Second Amended Term Loan Facility was as follows (amounts in thousands):

March 31, 2018
Variable rate debt	$209.1
Interest rate	5.2%

As of March 31, 2018, the total outstanding balance on the Second Amended Term Loan Facility was approximately $209.1 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $209.1 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases in interest expense are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

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

As of March 31, 2018, we have interest rate swap contracts outstanding with notional amounts aggregating $100.0 million. The aggregate fair values of interest rate swap contracts at March 31, 2018, was a net asset of $2.3 million. Cumulative unrealized gains, on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $2.3 million and is included in accumulated other comprehensive income. At March 31, 2018, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at March 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of March 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes to the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018. There were no significant changes to our internal controls over financial reporting due to the adoption of the new standard.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating our Company and our Business.  If any of the risks occur, our Business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive.  We operate in a continually changing business environment and new risks emerge from time to time.  Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our Business or the extent to which any factor or combination of factors may impact our Business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our Business, financial condition and/or operating results.

There have not been any material changes during the quarter ended March 31, 2018 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended March 31, 2018:

Period (a)	Total Number of Shares Purchased (b)	Average Price Paid per Share (c)	Total Number of shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program (d)

January 1, 2018 – January 31, 2018	—	$—	—	$3,089,964
February 1, 2018 – February 28, 2018	3,225	$10.52	3,225	$3,056,037
March 1, 2018 – March 31, 2018	—	$—	—	$3,056,037
Total	3,225	$10.52	3,225

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

HEMISPHERE MEDIA GROUP, INC.

DATE: May 10, 2018	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 10, 2018	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)