Form 10-Q
period 2018-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2018-08-09
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 6, 2018
Class A common stock, par value $0.0001 per share	19,642,910 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2018

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

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q, those factors include:

•                  the effects of Hurricanes Irma and Maria in the short and long-term on our business, including, without limitation, affiliate fees that we receive and the advertising market in Puerto Rico as well as our customers, employees, third-party vendors and suppliers and the short and long-term migration shifts in Puerto Rico;

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$97,978	$124,299
Accounts receivable, net of allowance for doubtful accounts of $2,454 and $2,327, respectively	25,477	20,007
Due from related parties	2,598	2,169
Programming rights	9,489	7,723
Prepaids and other current assets	12,550	12,517
Total current assets	148,092	166,715
Programming rights, net of current portion	13,480	11,520
Property and equipment, net	29,220	24,433
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	45,067	51,661
Deferred income taxes	4,330	4,802
Equity method investments	41,563	30,907
Interest rate swap	2,882	773
Other assets	444	832
Total Assets	$491,321	$497,886

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,173	$3,465
Due to related parties	3,221	1,885
Accrued agency commissions	2,176	4,064
Accrued compensation and benefits	4,809	5,540
Accrued marketing	5,292	4,997
Other accrued expenses	4,149	3,795
Programming rights payable	3,534	2,920
Investee losses in excess of investment	7,210	2,806
Current portion of long-term debt	1,067	2,133
Total current liabilities	35,631	31,605

Programming rights payable, net of current portion	2,087	1,101
Long-term debt, net of current portion	204,733	205,509
Deferred income taxes	18,763	18,763
Defined benefit pension obligation	2,094	2,004
Total Liabilities	263,308	258,982

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 24,827,852 shares and 25,171,433 issued at June 30, 2018 and December 31, 2017, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares and 20,800,998 issued and outstanding at June 30, 2018 and December 31, 2017	2	2
Additional paid-in capital	267,347	265,329
Treasury stock, at cost 5,547,890 and 5,390,107 at June 30, 2018 and December 31, 2017, respectively	(59,184)	(57,303)
Retained earnings	17,736	30,401
Accumulated other comprehensive income	2,109	472
Total Stockholders’ Equity	228,013	238,904
Total Liabilities and Stockholders’ Equity	$491,321	$497,886

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenues	$34,791	$35,180	$63,826	$68,339
Operating Expenses:
Cost of revenues	10,834	10,298	20,261	20,543
Selling, general and administrative	11,108	9,843	21,692	19,335
Depreciation and amortization	4,020	4,067	8,017	8,182
Other expenses	541	474	774	2,724
(Gain) loss on disposition of assets	(35)	2	(38)	2
Total operating expenses	26,468	24,684	50,706	50,786
Operating income	8,323	10,496	13,120	17,553
Other expenses:
Interest expense, net	(3,019)	(2,598)	(5,903)	(5,226)
(Loss) gain on equity method investments	(8,826)	121	(18,621)	121
Total other expenses, net	(11,845)	(2,477)	(24,524)	(5,105)

(Loss) income before income taxes	(3,522)	8,019	(11,404)	12,448

Income tax expense	(1,584)	(2,838)	(1,261)	(4,522)

Net (loss) income	$(5,106)	$5,181	$(12,665)	$7,926

(Loss) earnings per share:
Basic	$(0.13)	$0.13	$(0.32)	$0.20
Diluted	$(0.13)	$0.13	$(0.32)	$0.19

Weighted average shares outstanding:
Basic	39,021	40,633	38,988	40,574
Diluted	39,021	40,808	38,988	40,784

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive (Loss) Income

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net (loss) income	$(5,106)	$5,181	$(12,665)	$7,926
Change in fair value of interest rate swap, net of income taxes	487	(340)	1,637	(340)
Comprehensive (loss) income	$(4,619)	$4,841	$(11,028)	$7,586

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2018

(Unaudited)

(amounts in thousands)

								Accumulated
					Additional	Class A		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance at December 31, 2017	25,171	$3	20,801	$2	$265,329	$(57,303)	$30,401	$472	$238,904
Net loss	—	—	—	—	—	—	(12,665)	—	(12,665)
Stock-based compensation	—	—	—	—	1,998	—	—	—	1,998
Vesting of restricted stock	199	0	—	—	(0)	(326)	—	—	(326)
Repurchases of Class A common Stock	—	—	—	—	—	(1,555)	—	—	(1,555)
Forfeiture of Class A common stock earnouts	(544)	(0)	—	—	0	—	—	—	—
Forfeiture of Class B common stock earnouts	—	—	(1,081)	(0)	0	—	—	—	—
Exercise of warrants	2	0	—	—	20	—	—	—	20
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,637	1,637

Balance at June 30, 2018	24,828	$3	19,720	$2	$267,347	$(59,184)	$17,736	$2,109	$228,013

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Reconciliation of Net (Loss) Income to Net Cash Provided by Operating Activities:
Net (loss) income	$(12,665)	$7,926
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,017	8,182
Program amortization	5,537	6,799
Amortization of deferred financing costs and original issue discount	296	329
Stock-based compensation	1,998	2,122
Provision for bad debts	129	31
(Gain) loss on disposition of assets	(38)	2
Loss (gain) on equity method investments	18,621	(121)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(5,599)	2,610
Due from related parties	(429)	(178)
Programming rights	(9,263)	(9,960)
Prepaids and other assets	355	(2,648)
(Decrease) increase in:
Accounts payable	708	(602)
Due to related parties	1,336	373
Accrued expenses	(2,810)	(5,002)
Programming rights payable	1,600	1,961
Taxes payable	840	(1,563)
Other liabilities	90	(271)
Net cash provided by operating activities	8,723	9,990
Cash Flows From Investing Activities:
Funding of equity method investments	(24,878)	(14,229)
Capital expenditures	(6,172)	(859)
Net cash used in investing activities	(31,050)	(15,088)
Cash Flows From Financing Activities:
Repayments of long-term debt	(2,133)	(1,067)
Financing fees	—	(1,114)
Purchase of treasury stock	(1,881)	(295)
Proceeds from exercise of warrants	20	4
Net cash used in financing activities	(3,994)	(2,472)

Net decrease in cash	(26,321)	(7,570)
Cash:
Beginning	124,299	163,090
Ending	$97,978	$155,520

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,659	$4,926
Income taxes	$—	$8,265

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

Basis of presentation:  The accompanying Unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and six months ended June 30, 2018 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2018. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator for (loss) earnings per common share calculation:
Net (loss) income	$(5,106)	$5,181	$(12,665)	$7,926

Denominator for (loss) earnings per common share calculation:
Weighted-average common shares, basic	39,021	40,633	38,988	40,574
Effect of dilutive securities
Stock options, restricted stock and warrants	—	175	—	210
Weighted-average common shares, diluted	39,021	40,808	38,988	40,784

(Loss) earnings per share
Basic	$(0.13)	$0.13	$(0.32)	$0.20
Diluted	$(0.13)	$0.13	$(0.32)	$0.19

We apply the treasury stock method to measure the dilutive effect of our outstanding warrants (for the six months ended June 30, 2018), stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Per the Accounting Standards Codification (“ASC”) 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation (ASC 260-10-45-23). The assumed exercise only occurs when the securities are “In the Money” (exercise price is lower than the average market price for the period). If the securities are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 2.0 million shares of common stock as of the three and six months ended June 30, 2018, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the net loss for the three and six months ended June 30, 2018, 0.2 million outstanding awards were not included in the computation of diluted (loss) earnings per share because their effect was anti-dilutive.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and six months ended June 30, 2018 and 2017. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

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

The adoption of the new accounting guidance did not result in changes in the way the Company records affiliate fees, advertising revenue or content licensing fees. Guidance pertaining to the evaluation of whether revenue should be presented on a gross or net basis was changed in connection with the new revenue standard and the application of such change has been made in the presentation of revenues in the consolidated financial statements. The adoption of the new revenue standard did not have a material impact to our unaudited statement of operations for the three and six months ended June 30, 2018, and did not have a material impact to our unaudited consolidated balance sheet as of June 30, 2018. For more information, see Note 2, “Revenue Recognition” of Notes to Unaudited Condensed Consolidated Financial Statements.

Accounting guidance not yet adopted: In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07—Compensation —Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU apply to any entity that enters into share-based payment transactions with nonemployees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC 606. We are currently evaluating the impact of this Update on our consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of certain tax effects from Accumulated other comprehensive income. The amendments in this ASU apply to any entity that has items of other comprehensive income (“OCI”) for which the related tax effects are presented in OCI, as previously required by GAAP. This ASU allows a one time reclassification from OCI to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The amendments in this ASU are effective for all entities for annual periods beginning after December 31, 2018.  Early adoption is permitted and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of this Update on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). ASU 2016-02 amends the FASB ASC, creating Topic 842, Leases. Topic 842 affects any entity that enters into a lease, with specified scope exemptions, and supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases. The recognition, measurement and presentation of expenses and cash flows from a lease by a lessee have not changed significantly from previous GAAP. The principle difference from previous guidance is that the assets and liabilities arising from an operating lease should be recognized in the statement of financial position. The guidance will be effective for the first interim period of our 2019 fiscal year. Early application of the amendments in this update is permitted. We are currently evaluating the impact of this Update on our consolidated financial statements.

Note 2. Revenue recognition

We transitioned to the FASB ASC 606, from ASC 605, Revenue Recognition, on January 1, 2018 using the modified retrospective method. Our condensed consolidated financial statements reflect the application of ASC 606 guidance beginning January 1, 2018, while our condensed consolidated financial statements for prior periods were prepared under ASC 605 guidance. There were no cumulative effects of our transition to ASC 606. For more information, see Note 1, “Nature of business” of Notes to Unaudited Condensed Consolidated Financial Statements.

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended June 30,
Revenues by type	2018	2017

Affiliate fees	$19,511	$19,534
Advertising revenue	14,766	14,877
Other revenue	514	769
Total revenue	$34,791	$35,180

	Six months ended June 30,
Revenues by type	2018	2017

Affiliate fees	$37,944	$38,987
Advertising revenue	24,684	28,444
Other revenue	1,198	908
Total revenue	$63,826	$68,339

The following is a description of principal activities from which we generate our revenue:

Affiliate fees: We enter into arrangements with multi-channel video distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) to provide a continuous feed of our programming generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific affiliate fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s paying subscribers who receive our Networks. Changes in affiliate fees are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to us generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice.  Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically received within sixty days.

Advertising revenue: Advertising revenues are generated from the sale of commercial time, which is typically sold pursuant to sale orders with advertisers providing for an agreed upon commitment and price per spot. We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Payment is typically due and received within thirty days.

Other revenue: Other revenues are derived primarily through the licensing of our content to third parties. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content.

Comparison to amounts if ASC 605 had been in effect

The following table reflects the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the three and six months ended June 30, 2018, and the amounts as if ASC 605 was still in effect (“ASC 605 Presentation”) (amounts in thousands):

	Three months ended June 30, 2018
	ASC 606 Reported	Reclassification	ASC 605 Presentation

Net revenues	$34,791	$(885)	$33,906

Operating expenses	$26,468	$(885)	$25,583

Operating income	$8,323	$—	$8,323

	Six months ended June 30, 2018
	ASC 606 Reported	Reclassification	ASC 605 Presentation

Net revenues	$63,826	$(1,691)	$62,135

Operating expenses	$50,706	$(1,691)	$49,015

Operating income	$13,120	$—	$13,120

Note 3. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed. We continue to operate under the terms of this agreement while we negotiate the renewal. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Total expenses incurred were $0.7 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $1.3 million for each of the six months ended June 30, 2018 and 2017.

•                  An affiliation agreement through August 1, 2017, for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. We continue to operate under the terms of this agreement while we negotiate the renewal. Total revenues recognized were $0.5 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

•                  In 2017, we granted MVS the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Pursuant to the arrangement, Cinelatino receives revenues net of MVS’s distribution fee, which is presently equal to 13.5% of all license fees collected from third party distributors managed by MVS to the extent that distribution is not owned by MVS . Total revenues recognized were $0.3 million and $0.5 million for the three and six months ended June 30, 2018, respectively.  Total revenues recognized were $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively.

Amounts due from MVS pursuant to the agreements noted above amounted to $2.6 million and $2.2 million at June 30, 2018 and December 31, 2017, respectively. Amounts due to MVS pursuant to the agreements noted above amounted to $3.3 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively.

We renewed a three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses and amounted to $0.1 million for each of the three months ended June 30, 2018 and 2017, and $0.2 million for each of the six months ended June 30, 2018 and 2017. No amounts were due to this related party at June 30, 2018 and December 31, 2017.

We have entered into programming agreements with Panamax Films, LLC (“Panamax”), an entity owned by James M. McNamara, for the licensing of three specific movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations, and amounted to $0.0 million for each of the three and six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, $0.1 million is included in programming rights in the accompanying condensed consolidated balance sheets related to these agreements.

We entered into agreements effective February 1, 2015, to license the rights to motion pictures from Lions Gate Films, Inc. (“Lionsgate”) for a total license fee of $1.0 million. Some of the titles are owned or controlled by Pantelion Films, LLC (“Pantelion”), for which Lionsgate acts as Pantelion’s exclusive licensing agent. Pantelion is a joint venture made up of several organizations, including Panamax (an entity owned by James M. McNamara), Lionsgate and Grupo Televisa. Fees paid by Cinelatino to Lionsgate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations, and amounted to $0.0 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively and $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, $0.0 million and $0.1 million, respectively, is included in programming rights in the accompanying condensed consolidated balance sheets.

Note 4. Goodwill and intangible assets

Goodwill and intangible assets consist of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30,	December 31,
	2018	2017
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	45,067	51,661
Total intangible assets	$251,310	$257,904

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the six months ended June 30, 2018 is as follows (amounts in thousands):

	Net Balance at December 31, 2017	Additions	Impairment	Net Balance at June 30, 2018
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the six months ended June 30, 2018 is as follows (amounts in thousands):

	Net Balance at December 31, 2017	Additions	Amortization	Net Balance at June 30, 2018
Affiliate relationships	$32,343	$—	$(6,034)	$26,309
Advertiser relationships	1,240	—	(276)	964
Non-compete agreement	1,235	—	(274)	961
Other intangibles	157	33	(43)	147
Total finite-lived intangibles	$34,975	$33	$(6,627)	$28,381

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.3 million for each of the three months ended June 30, 2018 and 2017, and $6.6 million and $6.7 million for the six months ended June 30, 2018 and 2017, respectively.  The weighted average remaining amortization period is 3.1 years at June 30, 2018.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$6,620
2019	8,497
2020	6,069
2021	5,757
2022 and thereafter	1,438
Total	$28,381

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

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity (“VIE”) that is accounted for under the equity method. As of June 30, 2018, we have not funded any capital contributions to Pantaya. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Pantaya, we continue to record our proportionate share of losses on a one quarter lag. For the three and six months ended June 30, 2018, we have recorded $1.8 million and $4.4 million, respectively in Loss on equity method investments related to Pantaya, which is presented as a liability in the accompanying condensed consolidated balance sheets. There was no loss incurred for the three and six months ended June 30, 2017, respectively.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. Canal 1 is one of only three national broadcast television networks in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture to 40%. The joint venture is deemed a VIE that is accounted for under the equity method. We earn a preferred return on the capital funded, which is recorded quarterly as an offset to the loss on the investment. As of June 30, 2018, we have recorded $59.9 million in Equity method investments related to Canal 1. We record the income or loss on investment on a one quarter lag. For the three and six months ended June 30, 2018, we recorded $6.9 million and $14.1 million, net of preferred return, in Loss on equity method investments, respectively. For each of the three and six months ended June 30, 2017, we recorded $0.1 million, net of preferred return, in Gain on equity method investments. The Canal 1 joint venture losses to date have exceeded the capital contributions of the common equity partners and as a result, in accordance with equity method accounting, equity losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. For the three and six months ended June 30, 2018, we recorded $1.9 million and $3.2 million of income, as an offset to losses incurred in Loss on equity method investments, respectively. For each of the three and six months ended June 30, 2017, we recorded $0.2 million of income, as an offset to losses incurred in Loss on equity method investments. The net balance recorded in Equity method investments related to Canal 1 joint venture was $36.7 million and $25.9 million at June 30, 2018 and December 31, 2017, respectively, and is included in equity method investments in the accompanying condensed consolidated balance sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. As of June 30, 2018, we have recorded $5.0 million in Equity method investments related to REMEZCLA. The Company records the income or loss on investment on a one quarter lag. Additionally, we earn a preferred return on the capital funded, which is recorded quarterly as an offset to the loss on the investment. For the three and six months ended June 30, 2018, we have recorded $0.1 million and $0.2 million, net of preferred return, in Loss on equity method investments related to this investment, respectively. There was no loss incurred for the three and six months ended June 30, 2017. For the three and six months ended June 30, 2018, we recorded $0.2 million and $0.3 million of income, as an offset to the loss incurred in Loss on equity method investments, respectively. There was no preferred return recorded for the three and six months ended June 30, 2017. The net investment recorded in Equity method investments was $4.8 million and $5.0 million at June 30, 2018 and December 31, 2017, respectively, and is included in equity method investments in the accompanying condensed consolidated balance sheets. We have no additional commitment to fund the operations of the venture, which limits the maximum exposure to loss on our investment in Remezcla to our investment of $5.0 million.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of and for the six months ended March 31, 2018 are included below (amounts in thousands):

Total Equity Investees
Current assets	$15,632
Non-current assets	$59,155
Current liabilities	$49,558
Non-current liabilities	$67,644
Redeemable stock and noncontrolling interests	$14,243
Net revenue	$8,507
Operating loss	$(32,932)
Net loss	$(37,162)

We have one unconsolidated equity method investment, Canal 1, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X for the year ended December 31, 2017. Rule 4-08(g) information is being provided herein in lieu of Rule 3-09 separate financial statements pursuant to relief provided by the Staff of the SEC’s Office of Chief Accountant in the Division of Corporate Finance. Accordingly, summarized audited financial information is presented below for Canal 1 as of and for the twelve months ended December 31, 2017 (amounts in thousands):

Canal 1
(Audited)
Current assets	$7,970
Non-current assets	$38,436
Current liabilities	$27,196
Non-current liabilities	$38,365
Net revenue	$5,842
Operating loss	$(16,627)
Net loss	$(19,900)

Note 6. Income taxes

The 2017 Tax Cut and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% in 2018, eliminating certain deductions, imposing a mandatory one-time transition tax, or deemed repatriation tax on accumulated earnings of foreign subsidiaries as of 2017 that were previously tax deferred. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood of our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance.

For the six months ended June 30, 2018 and 2017, our income tax expense has been computed utilizing the estimated annual effective rates of 47.7% and 35.9%, respectively. The difference between the annual effective rate of 47.7% and the statutory Federal income tax rate of 21% in the three month period ended June 30, 2018, is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits. The annual effective tax rate related to income generated in the U.S. is 22.4%.  Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. tax.  As a result, 25.3% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the six month period ended June 30, 2018 to 47.7%.  The difference between the annual effective rate of 35.9% and the statutory Federal income tax rate of 35% in the six month period ended June 30, 2017, is primarily due to state taxes.

The Company evaluated the impact of the interest income limitation from the Tax Act and does not expect that there will be a limitation on the ability to deduct interest expense for tax purposes for the year ended December 31, 2018.

Income tax expense was $1.6 million and $2.8 million for the three month period ended June 30, 2018 and 2017, respectively. Income tax expense was $1.3 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively.

Note 7. Long-term debt

Long-term debt as of June 30, 2018 and December 31, 2017 consists of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Senior Notes due February 2024	$205,800	$207,642
Less: Current portion	1,067	2,133
	$204,733	$205,509

On February 14, 2017 (the “Closing Date”), the Borrowers amended the Term Loan Facility (the “Second Amended Term Loan Facility”). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility, bears interest at the Borrowers’ option of either (i) London Inter-bank Offered Rate (“LIBOR’) plus a margin of 3.50% (decreased from a margin of 4.00% under the Term Loan Facility) or (ii) an Alternate Base Rate (“ABR”) plus a margin of 2.50% (decreased from a margin of 3.00% under the Term Loan Facility). There is no LIBOR floor (a decrease from a LIBOR floor of 1.00% under the Term Loan Facility). The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the “Incremental Facility”) allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the “Incremental Facility Increase”) provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each cap the cash netted against debt up to a maximum amount of $60.0 million (increased from $45.0 million under the Term Loan Facility). Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the “Incremental Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

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

In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net (loss) income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.95x at December 31, 2017, resulting in an excess cash flow percentage of 25% and therefore, an excess cash flow payment of $2.1 million was made in March 2018. As permitted under the Second Amended Term Loan Facility, the excess cash flow payment was allocated in direct order of maturity, accordingly, we were not required to make the scheduled quarterly loan amortization payment in the current quarter and will not be required to make such in the next two quarters.

As of June 30, 2018, the original issue discount balance was $1.9 million, net of accumulated amortization of $1.6 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the unaudited condensed consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.4 million, net of accumulated amortization of $1.9 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at June 30, 2018 as presented on the unaudited condensed consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at June 30, 2018 and December 31, 2017 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of June 30, 2018 (amounts in thousands):

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

On May 4, 2017, we entered into two identical pay-fixed, receive-variable, interest rate swaps with two different counter parties, to hedge the variability in the LIBOR interest payments on an aggregate notional value of $100.0 million of our Second Amended Term Loan Facility beginning May 31, 2017, through the expiration of the swaps on June 30, 2022. At inception, these interest rate swaps were designated as cash flow hedges of interest rate risk, and as such, the effective portion of unrealized changes in market value is recorded in Accumulated other comprehensive income (“AOCI”). Any losses from hedge ineffectiveness will be recognized in current operations.

The change in the fair value of the interest rate swap agreements for the three and six months ended June 30, 2018, resulted in an unrealized gain of $0.6 million and $2.1 million, respectively, and was included in AOCI net of taxes. The Company received $0.0 million of net interest on the settlement of the interest rate swap agreements for the three months ended June 30, 2018. The Company paid $0.1 million of net interest on the settlement of the interest rate swap agreements for the six months ended June 30, 2018. As of June 30, 2018, the Company estimates that none of the unrealized gain included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the three or six months ended June 30, 2018.

The aggregate fair value of the interest rate swaps was $2.9 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively. These were recorded in Swap assets in non-current assets on the accompanying condensed consolidated balance sheets.

By entering into derivative instrument contracts, we are exposed to counterparty credit risk. Counterparty credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is in an asset position, the counterparty has a liability to us, which creates credit risk for us. We attempt to minimize this risk by selecting counterparties with investment grade credit ratings and regularly monitoring our market position with each counterparty. Our derivative instruments do not contain any credit-risk related contingent features. For more information, see Note 9, “Fair value measurements” of Notes to Unaudited Condensed Financial Statements.

Note 9. Fair value measurements

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty. For more information, see Note 8, “Derivative instruments” of Notes to Unaudited Condensed Financial Statements.

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 (amounts in thousands):

		Estimated Fair Value
		June 30, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Interest rate swap - Asset	—	$2,882	—	$2,882

		Estimated Fair Value
		December 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Interest rate swap - Asset	—	$773	—	$773

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of June 30, 2018, there were no assets and liabilities measured at fair value on a nonrecurring basis.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 10.  Stockholders’ equity

Capital stock

As of June 30, 2018, the Company had 19,669,354 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On April 4, 2018, 0.5 million shares of Class A common stock and 1.1 million shares of Class B common stock were forfeited because the closing sales price of the Class A common stock did not equal or exceed $15.00 per share for any 20 trading days within at least one 30-trading day period within 60 months of April 4, 2013.

On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. During the six months ended June 30, 2018, the Company repurchased 129,325 shares of Class A common stock under the repurchase program for an aggregate purchase price of $1.6 million. As of June 30, 2018, the Company repurchased 1.9 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $23.5 million, and was recorded as treasury stock on the unaudited condensed consolidated balance sheet. As of June 30, 2018, the Company had $1.5 million remaining for future repurchases under the existing stock repurchase program, which was amended to expire on November 17, 2018.

Warrants

On April 4, 2018, all 12.1 million outstanding Warrants expired.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At June 30, 2018, 2.6 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.0 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was $1.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. At June 30, 2018, there was $2.3 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.2 years.

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

Black-Scholes Option Valuation Assumptions	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Risk-free interest rate	2.7% - 2.8%	2.2%
Dividend yield	—	—
Volatility	39.0%	25.8%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the six months ended June 30, 2018 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2017	2,898	$11.62	6.5	$1,738
Granted	49	11.42	6.0	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(6)	12.10	—	—
Outstanding at June 30, 2018	2,941	$11.61	6.1	$5,117
Vested at June 30, 2018	2,210	$11.75	5.8	$3,709
Exercisable at June 30, 2018	2,210	$11.75	5.8	$3,709

The weighted average grant date fair value of options granted for the three months ended June 30, 2018 was $4.80.  At June 30, 2018, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the six months ended June 30, 2018 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2017	504	$10.23
Granted	93	11.85
Vested	(199)	11.50
Forfeited	(9)	11.85
Outstanding at June 30, 2018	389	$9.93

At June 30, 2018, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Note 11.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 12. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.6 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $1.1 million and $0.4 million for the six months ended June 30, 2018, respectively.

We have certain commitments including various operating leases. Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2018	$1,087	$7,728	$8,815
2019	449	7,964	8,413
2020	358	4,472	4,830
2021	343	3,002	3,345
2022 and thereafter	655	269	924
Total	$2,892	$23,435	$26,327

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

•                  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features many of the best telenovelas licensed from top producers throughout the world. Pasiones has over 20 million subscribers across the U.S. and Latin America.

•                  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to 4.3 million subscribers.

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to 2.0 million subscribers.

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

•                  REMEZCLA:  in April 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content.

Our two primary sources of revenues are advertising revenues and affiliate fees. All of our Networks derive revenues from advertising. Advertising revenues are generated from the sale of advertising time, which is typically sold pursuant to orders from advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenues are tied to the success of our programming, including our audience ratings as measured by Nielsen. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2016, we experienced higher advertising sales as a result of political advertising spending during the 2016 gubernatorial elections. The next election in Puerto Rico will be in 2020.

All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific affiliate fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in affiliate fees are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that we are maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our affiliate fees will, to a certain extent, be dependent on the growth in the number of subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements.

WAPA has been the #1-rated broadcast television network in Puerto Rico for the last nine years and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate fees. WAPA’s primetime household rating in 2017 was four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success in the last nine years, management believes WAPA is well positioned for future growth in affiliate fees, similar to the growth in affiliate fees that the four major U.S. networks (ABC, CBS, NBC and Fox) have experienced in the U.S.

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position, as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and growth in subscribers, as the U.S. Hispanic population continues its long-term growth. Cinelatino is presently rated by Nielsen.

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

Management expects our U.S. networks to benefit from growth in subscribers, as the U.S. Hispanic population continues its long-term growth. The U.S. Census Bureau estimated that over 57 million Hispanics resided in the United States in 2016, representing an increase of more than 22 million people between 2000 and 2016, and that number is projected to grow to 70 million by 2025. U.S. Hispanic television households grew by 31% during the period from 2008 to 2018, from 12 million households to 16 million households. Similarly, Hispanic pay-TV subscribers increased 20% since 2008 to 11.7 million subscribers in 2017. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for all of our Networks.

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

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

(amounts in thousands)

			$ Change	% Change			$ Change	% Change
	Three Months Ended June 30,		Favorable/	Favorable/	Six Months Ended June 30,		Favorable/	Favorable/
	2018	2017	(Unfavorable)	(Unfavorable)	2018	2017	(Unfavorable)	(Unfavorable)

Net revenues	$34,791	$35,180	$(389)	(1.1)%	$63,826	$68,339	$(4,513)	(6.6)%
Operating Expenses:
Cost of revenues	10,834	10,298	(536)	(5.2)%	20,261	20,543	282	1.4%
Selling, general and administrative	11,108	9,843	(1,265)	(12.9)%	21.692	19,335	(2,357)	(12.2)%
Depreciation and amortization	4,020	4,067	47	1.2%	8,017	8,182	165	2.0%
Other expenses	541	474	(67)	(14.1)%	774	2,724	1,950	71.6%
(Gain) loss on disposition of assets	(35)	2	37	NM	(38)	2	40	NM
Total operating expenses	26,468	24,684	(1,784)	(7.2)%	50,706	50,786	(80)	0.2%

Operating income	8,323	10,496	(2,173)	(20.7)%	13,120	17,553	(4,433)	(25.3)%

Other, net:
Interest expense, net	(3,019)	(2,598)	(421)	(16.2)%	(5,903)	(5,226)	(677)	(13.0)%
(Loss) gain on equity method investments	(8,826)	121	(8,947)	NM	(18,621)	121	(18,742)	NM
Total other expenses	(11,845)	(2,477)	(9,368)	NM	(24,524)	(5,105)	(19,419)	NM

(Loss) income before income taxes	(3,522)	8,019	(11,541)	NM	(11,404)	12,448	(23,852)	NM

Income tax expense	(1,584)	(2,838)	1,254	44.2%	(1,261)	(4,522)	3,261	72.1%
Net (Loss) income	$(5,106)	$5,181	$(10,287)	NM	$(12,665)	$7,926	$(20,591)	NM

NM = Not meaningful

Net Revenues

Net revenues were $34.8 million for the three months ended June 30, 2018, as compared to $35.2 million for the comparable period in 2017. The decrease in the period was due to a $0.1 million, or 1%, decline in advertising revenue driven by the continued impact of the recovery from Hurricane Maria in Puerto Rico, offset by an increase in advertising revenue at our cable networks, and the impact of the current period adoption of the new revenue recognition standard, which required certain costs that were netted against revenue in prior periods to be reclassified to operating expenses, and as a result increased advertising revenue by $0.9 million. Affiliate fees were flat with the comparable period in 2017 as growth in subscribers and rate increases were offset by the negative impact caused by Hurricane Maria on subscriptions to pay television distributors in Puerto Rico, the blackout of WAPA on DirecTV during the current quarter, and the termination of TV Dominicana by AT&T in September 2017.  The decrease in the period was also due to a $0.3 million decline in other revenue driven by lower content licensing fees.

Net revenues were $63.8 million for the six months ended June 30, 2018, as compared to $68.3 million for the comparable period in 2017. The decrease in the period was primarily due to a $3.8 million, or 13%, decline in advertising revenue driven by the continued impact of the recovery from Hurricane Maria in Puerto Rico, offset by an increase in advertising revenue at our cable networks, and the impact of the current period adoption of the new revenue recognition standard, which required certain costs that were netted against revenue in prior periods to be reclassified to operating expenses, and as a result increased advertising revenue by $1.7 million. Additionally, in 2017, we benefited from the World Baseball Classic televised on WAPA, which did not occur in 2018.  The decrease in net revenues in the period was also due to a $1.0 million, or 3%, decline in affiliate fees as a result of the interruption caused by Hurricane Maria on subscriptions to pay television distributors in Puerto Rico, the blackout of WAPA on DirecTV during the current quarter, and the termination of TV Dominicana by AT&T in September 2017.  Other revenues increased $0.3 million driven by higher content licensing fees.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	June 30, 2018	December 31, 2017	June 30, 2017
U.S. Cable Networks:
WAPA America (b)	4,434	4,362	4,276
Cinelatino	4,652	4,424	4,568
Pasiones	4,546	4,450	4,635
Centroamerica TV	4,282	4,127	4,096
Television Dominicana	2,026	1,876	3,395
Total	19,940	19,239	20,970

Latin America Cable Networks:
Cinelatino	16,220	16,087	16,059
Pasiones	15,571	14,776	13,380
Total	31,791	30,863	29,439

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)         Excludes digital basic subscribers

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues for the three months ended June 30, 2018, increased $0.5 million, or 5%, and for the six months ended June 30, 2018, decreased $0.3 million, or 1%. The increase in the three months ended June 30, 2018 was due to rental expense of $0.4 million for a transmission tower to replace the tower damaged by Hurricane Maria, and the current period adoption of the new revenue recognition standard, which required certain costs that were netted against revenue in prior periods to be reclassified and as a result increased cost of revenues by $0.3 million, offset in part by lower programming and production expenses.  The decrease in the six months ended June 30, 2018 was due to lower programming and production expenses as a result of cost reduction measures implemented at WAPA following the hurricanes, offset by incremental expenses of $0.9 million incurred in 2018 related to Hurricane Maria, including tower rental costs to maintain our signal and diesel fuel to power our generators, and the current period adoption of the new revenue recognition standard, which resulted in an increase of $0.6 million.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses for the three months ended June 30, 2018, increased $1.3 million, or 13%, and for the six months ended June 30, 2018, increased $2.4 million, or 12%.  The increase for the three months ended June 30, 2018 was due to the current period adoption of the new revenue recognition standard, which required certain costs that were netted against revenue in prior periods to be reclassified and as a result increased selling, general and administrative expenses by $0.6 million, as well as severance costs and higher insurance expense. The increase for the six months ended June 30, 2018 was due to the current period adoption of the new revenue recognition standard, which resulted in an increase of $1.1 million, and increased marketing and insurance costs, and higher personnel expense.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense was flat for the three months ended June 30, 2018, and for the six months ended June 30, 2018, decreased $0.2 million, or 2%. The decrease was due to the expiration of the useful lives of certain fixed assets, which were reflected in depreciation and amortization expense in the prior year’s first quarter.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses were flat for the three months ended June 30, 2018, and for the six months ended June 30, 2018, decreased $2.0 million, or 72%. The decrease was due to costs incurred in connection with the amendment of the Term Loan during the prior year period.

Other, net

Interest Expense, net: Interest expense for the three months ended June 30, 2018, increased $0.4 million, or 16%, and for the six months ended June 30, 2018, increased $0.7 million, or 13%. The increases were due to higher average interest rates, reflecting the increase in LIBOR rates.

Loss on Equity Method Investments: Loss on equity method investments for the three and six months ended June 30, 2018, increased $8.9 million and $18.7 million, respectively. The increases were due to full year operational activity in the current period compared with limited or no operational activity in the prior period.

Income Tax Expense

Income tax expense for the three months ended June 30, 2018, decreased $1.3 million, or 44%, and for the six months ended June 30, 2018, decreased $3.3 million, or 72%. The decreases were due to lower pre-tax income. For more information, see Note 6, “Income taxes” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Net Loss

Net loss increased $10.3 million and $20.6 million for the three and six months ended June 30, 2018, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At June 30, 2018, we had $98.0 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

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

Cash Flows

	Six Months Ended June 30,
Amounts in thousands:	2018	2017
Cash provided by (used in):
Operating activities	$8,723	$9,990
Investing activities	(31,050)	(15,088)
Financing activities	(3,994)	(2,472)
Net (decrease) increase in cash	$(26,321)	$(7,570)

Comparison for the Six Months Ended June 30, 2018 and June 30, 2017

Operating Activities

Cash provided by operating activities was primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the six months ended June 30, 2018 was $8.7 million, a decrease of $1.3 million, as compared to $10.0 million in the prior year period, due primarily to a $20.6 million decline in net income, offset by a $17.2 million increase in non-cash items and a $2.1 million increase in net working capital. Non-cash items increased primarily as a result of an $18.7 million increase in loss on equity method investments, offset by a $1.3 million decrease in programming amortization.  The increase in net working capital was driven by a decrease in prepaid expenses of $3.0 million, and increases in taxes payable of $2.4 million, accrued expenses of $2.2 million, accounts payable of $1.3 million, programming rights of $0.7 million and net due to related parties of $0.7 million, offset by an increase in accounts receivable of $8.2 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018, was $31.1 million, an increase of $16.0 million as compared to $15.1 million in the prior year period.  The increase is primarily due to the funding of equity investments of $10.6 million, as well as an increase in capital expenditures of $5.3 million, due to equipment purchases to replace equipment damaged by Hurricane Maria, and equipment purchases required by the FCC repack, which we expect to be reimbursed by the FCC.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018, was $4.0 million, an increase of $1.5 million as compared to $2.5 million in the prior year period.  The increase is due to an increase in repurchases of common stock $1.6 million and higher debt payments in the current year period driven by the excess cash flow payment of $1.1 million pursuant to the terms of the Term Loan Facility, which the Company was not obligated to make in the prior year period, offset in part by financing fees incurred in connection with the Second Amended Term Loan Facility in the prior period $1.1 million. For more information, see Note 7, “Long-term debt” and Note 10, “Stockholders’ equity” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Second Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable rate of interest on the Second Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. As of June 30, 2018, our exposure to changing market rates with respect to the Second Amended Term Loan Facility was as follows (amounts in thousands):

June 30, 2018
Variable rate debt	$209.1
Interest rate	5.3%

As of June 30, 2018, the total outstanding balance on the Second Amended Term Loan Facility was approximately $209.1 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $209.1 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases in interest expense are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

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

As of June 30, 2018, we have interest rate swap contracts outstanding with notional amounts aggregating $100.0 million. The aggregate fair values of interest rate swap contracts at June 30, 2018, was a net asset of $2.9 million. Cumulative unrealized gains, on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $2.9 million and is included in AOCI net of taxes. At June 30, 2018, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at June 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

There have not been any material changes during the quarter ended June 30, 2018 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended June 30, 2018:

Period (a)	Total Number of Shares Purchased (b)	Average Price Paid per Share (c)	Total Number of shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program (d)

April 1, 2018 – April 30, 2018	—	$—	—	$3,056,037
May 1, 2018 – May 31, 2018	93,630	$11.90	93,630	$1,941,595
June 1, 2018 – June 30, 2018	32,470	$12.51	32,470	$1,535,274
Total	126,100	$12.06	126,100

(a)                                 The stock repurchase plan was announced on June 20, 2017.

(b)                                 The Board of Directors authorized the repurchase of up to $25 million of the Company’s Class A common stock.

(c)                                  Average Price Paid per Share includes broker commission of $0.02 per share.

(d)                                 The plan was amended to expire on November 17, 2018.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: August 9, 2018	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 9, 2018	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)