Form 10-Q
period 2018-09-30
HEMISPHERE MEDIA GROUP, INC.
filed 2018-11-07
CIK 1567345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 5, 2018
Class A common stock, par value $0.0001 per share	19,624,028 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2018

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

•                  our ability to timely and fully recover proceeds under our insurance policies in Puerto Rico following Hurricanes Maria and Irma, including one of our policies with an insurance carrier which was recently placed under an order of rehabilitation;

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$95,932	$124,299
Accounts receivable, net of allowance for doubtful accounts of $2,501 and $2,327, respectively	27,489	20,007
Due from related parties	2,834	2,169
Programming rights	10,400	7,723
Prepaids and other current assets	10,499	12,517
Total current assets	147,154	166,715
Programming rights, net of current portion	14,327	11,520
Property and equipment, net	32,372	24,433
Broadcast license	41,356	41,356
Goodwill	164,887	164,887
Other intangibles, net	41,790	51,661
Deferred income taxes	4,822	4,802
Equity method investments	46,619	30,907
Interest rate swap	3,302	773
Other assets	774	832
Total Assets	$497,403	$497,886

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$4,236	$3,465
Due to related parties	3,881	1,885
Accrued agency commissions	3,175	4,064
Accrued compensation and benefits	5,510	5,540
Accrued marketing	5,602	4,997
Other accrued expenses	4,072	3,795
Programming rights payable	3,454	2,920
Investee losses in excess of investment	8,853	2,806
Current portion of long-term debt	1,601	2,133
Total current liabilities	40,384	31,605

Programming rights payable, net of current portion	3,760	1,101
Long-term debt, net of current portion	204,345	205,509
Deferred income taxes	19,089	18,763
Defined benefit pension obligation	2,139	2,004
Total Liabilities	269,717	258,982

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 24,831,256 shares and 25,171,433 issued at September 30, 2018 and December 31, 2017, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares and 20,800,998 issued and outstanding at September 30, 2018 and December 31, 2017	2	2
Additional paid-in capital	268,316	265,329
Treasury stock, at cost 5,591,680 and 5,390,107 at September 30, 2018 and December 31, 2017, respectively	(59,747)	(57,303)
Retained earnings	16,682	30,401
Accumulated other comprehensive income	2,430	472
Total Stockholders’ Equity	227,686	238,904
Total Liabilities and Stockholders’ Equity	$497,403	$497,886

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenues	$37,239	$32,173	$101,065	$100,512
Operating Expenses:
Cost of revenues	11,039	9,883	31,300	30,426
Selling, general and administrative	11,095	9,510	32,787	28,845
Depreciation and amortization	4,023	4,041	12,040	12,223
Other expenses	193	332	967	3,056
(Gain) from FCC repack and other (gain) loss	(936)	—	(974)	2
Total operating expenses	25,414	23,766	76,120	74,552
Operating income	11,825	8,407	24,945	25,960
Other (expenses) income:
Interest expense, net	(3,073)	(2,863)	(8,976)	(8,089)
Loss on equity method investments	(8,657)	(2,571)	(27,278)	(2,450)
Gain on insurance proceeds	2,080	—	2,080	—
Loss on impairment of fixed assets	—	(533)	—	(533)
Total other expenses, net	(9,650)	(5,967)	(34,174)	(11,072)

Income (loss) before income taxes	2,175	2,440	(9,229)	14,888

Income tax expense	(3,229)	(1,758)	(4,490)	(6,280)

Net (loss) income	$(1,054)	$682	$(13,719)	$8,608

(Loss) earnings per share:
Basic	$(0.03)	$0.02	$(0.35)	$0.21
Diluted	$(0.03)	$0.02	$(0.35)	$0.21

Weighted average shares outstanding:
Basic	38,969	40,398	38,982	40,515
Diluted	38,969	40,925	38,982	40,831

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive (Loss) Income

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net (loss) income	$(1,054)	$682	$(13,719)	$8,608
Change in fair value of interest rate swap, net of income taxes	321	132	1,958	(208)
Comprehensive (loss) income	$(733)	$814	$(11,761)	$8,400

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2018

(Unaudited)

(amounts in thousands)

								Accumulated
					Additional	Class A		Other
	Class A Common Stock		Class B Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income	Total
Balance at December 31, 2017	25,171	$3	20,801	$2	$265,329	$(57,303)	$30,401	$472	$238,904
Net loss	—	—	—	—	—	—	(13,719)	—	(13,719)
Stock-based compensation	—	—	—	—	2,967	—	—	—	2,967
Vesting of restricted stock	199	0	—	—	(0)	(326)	—	—	(326)
Repurchases of Class A common Stock	—	—	—	—	—	(2,104)	—	—	(2,104)
Forfeiture of Class A common stock earnouts	(544)	(0)	—	—	0	—	—	—	—
Forfeiture of Class B common stock earnouts	—	—	(1,081)	(0)	0	—	—	—	—
Exercise of warrants	2	0	—	—	20	—	—	—	20
Exercise of options	3	0	—	—	0	(14)	—	—	(14)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,958	1,958

Balance at September 30, 2018	24,831	$3	19,720	$2	$268,316	$(59,747)	$16,682	$2,430	$227,686

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Reconciliation of Net (Loss) Income to Net Cash Provided by Operating Activities:
Net (loss) income	$(13,719)	$8,608
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,040	12,223
Program amortization	8,957	9,572
Amortization of deferred financing costs and original issue discount	440	475
Stock-based compensation	2,967	3,104
Provision for bad debts	174	48
(Gain) loss on disposition of assets	(43)	2
Loss on equity method investments	27,278	2,450
Deferred tax expense	(265)	(192)
Gain from insurance proceeds	(2,080)	—
Gain from FCC repack	(566)	—
Loss on impairment of fixed assets	—	533
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(7,656)	275
Programming rights	(14,441)	(13,446)
Prepaids and other assets	2,076	(345)
(Decrease) increase in:
Accounts payable	771	1,509
Due to related parties, net	1,331	439
Accrued expenses	(728)	(5,210)
Programming rights payable	3,193	1,376
Taxes payable	691	(1,583)
Other liabilities	135	(249)
Net cash provided by operating activities	20,555	19,589
Cash Flows From Investing Activities:
Funding of equity method investments	(36,947)	(26,856)
Capital expenditures	(10,064)	(1,979)
Insurance proceeds	2,080	—
FCC repack proceeds	566	—
Net cash used in investing activities	(44,365)	(28,835)
Cash Flows From Financing Activities:
Repayments of long-term debt	(2,133)	(1,600)
Financing fees	—	(1,114)
Purchase of treasury stock	(2,444)	(11,020)
Proceeds from exercise of warrants	20	211
Net cash used in financing activities	(4,557)	(13,523)

Net decrease in cash	(28,367)	(22,769)
Cash:
Beginning	124,299	163,090
Ending	$95,932	$140,321

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$8,564	$7,654
Income taxes	$8	$8,268

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

Basis of presentation:  The accompanying Unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and nine months ended September 30, 2018 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2018. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted EPS (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator for (loss) earnings per common share calculation:
Net (loss) income	$(1,054)	$682	$(13,719)	$8,608

Denominator for (loss) earnings per common share calculation:
Weighted-average common shares, basic	38,969	40,398	38,982	40,515
Effect of dilutive securities
Stock options, restricted stock and warrants	—	527	—	316
Weighted-average common shares, diluted	38,969	40,925	38,982	40,831

(Loss) earnings per share
Basic	$(0.03)	$0.02	$(0.35)	$0.21
Diluted	$(0.03)	$0.02	$(0.35)	$0.21

We apply the treasury stock method to measure the dilutive effect of our outstanding warrants (for the nine months ended September 30, 2018), stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Per the Accounting Standards Codification (“ASC”) 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation (ASC 260-10-45-23). The assumed exercise only occurs when the securities are “In the Money” (exercise price is lower than the average market price for the period). If the securities are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 1.2 million and 1.7 million shares of common stock as of the three and nine months ended September 30, 2018, respectively, were excluded from the computation of diluted income per common share for this period because their effect would have been anti-dilutive. The net (loss) income per share amounts are the same for our Class A common stock, par value $0.0001 per share (“Class A common stock”) and

Class B common stock, par value $0.0001 per share (“Class B common stock”), because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the net loss for the three and nine months ended September 30, 2018, 0.3 million outstanding awards were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and nine months ended September 30, 2018 and 2017. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

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

The adoption of the new accounting guidance did not result in changes in the way the Company records affiliate fees, advertising revenue or content licensing fees. Guidance pertaining to the evaluation of whether revenue should be presented on a gross or net basis was changed in connection with the new revenue standard and the application of such change has been made in the presentation of revenues in the consolidated financial statements. The adoption of the new revenue standard did not have a material impact to our unaudited statement of operations for the three and nine months ended September 30, 2018, and did not have a material impact to our unaudited consolidated balance sheet as of September 30, 2018. For more information, see Note 2, “Revenue Recognition” of Notes to Unaudited Condensed Consolidated Financial Statements.

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

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended September 30,
Revenues by type	2018	2017
Affiliate fees	$20,287	$19,021
Advertising revenue	15,855	12,518
Other revenue	1,097	634
Total revenue	$37,239	$32,173

	Nine months ended September 30,
Revenues by type	2018	2017
Affiliate fees	$58,231	$58,008
Advertising revenue	40,539	40,962
Other revenue	2,295	1,542
Total revenue	$101,065	$100,512

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

Other revenue: Other revenues are derived primarily through the licensing of our content. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content.

Comparison to amounts if ASC 605 had been in effect

The following table reflects the impact of adoption of ASC 606 on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018, and the amounts as if ASC 605 was still in effect (“ASC 605 Presentation”) (amounts in thousands):

	Three months ended September 30, 2018
	ASC 606 Reported	Reclassification	ASC 605 Presentation
Net revenues	$37,239	$(993)	$36,246
Operating expenses	25,414	(993)	24,421
Operating income	$11,825	$—	$11,825

	Nine months ended September 30, 2018
	ASC 606 Reported	Reclassification	ASC 605 Presentation
Net revenues	$101,065	$(2,684)	$98,381
Operating expenses	76,120	(2,684)	73,436
Operating income	$24,945	$—	$24,945

Note 3. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  An agreement through August 1, 2017, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and closed captioning, and other support services (the “Satellite and Support Services Agreement”). This agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed. We continue to operate under the terms of this agreement while we negotiate the renewal. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations. Total expenses incurred were $0.6 million for each of the three months ended September 30, 2018 and 2017, and $2.0 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively. Amounts due to MVS pursuant to the agreements noted above amounted to $3.9 million and $1.9 million at September 30, 2018 and December 31, 2017, respectively.

•                  An affiliation agreement through August 1, 2017, for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. We continue to operate under the terms of this agreement while we negotiate the renewal. Total revenues recognized were $0.5 million for each of the three months ended September 30, 2018 and 2017, and $1.4 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively. Amounts due from Dish Mexico amounted to $0.3 million at September 30, 2018 and December 31, 2017.

•                  In 2017, we granted MVS the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Pursuant to the arrangement, Cinelatino receives revenues net of MVS’s distribution fee, which is presently equal to 13.5% of all license fees collected from third party distributors managed by MVS to the extent that distribution is not owned by MVS. Total revenues recognized were $0.3 million for each of the three months ended September 30, 2018 and 2017. Total revenues recognized were $0.8 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively. Amounts due from MVS pursuant to the agreements noted above amounted to $2.5 million and $1.8 million at September 30, 2018 and December 31, 2017, respectively.

We renewed a three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses and amounted to $0.1 million for each of the three months ended September 30, 2018 and 2017, and $0.4 million for each of the nine months ended September 30, 2018 and 2017. No amounts were due to this related party at September 30, 2018 and December 31, 2017.

We entered into agreements effective February 1, 2015, to license the rights to motion pictures from Lions Gate Films, Inc. (“Lionsgate”) for a total license fee of $1.0 million. Some of the titles are owned or controlled by Pantelion Films, LLC (“Pantelion”), for which Lionsgate acts as Pantelion’s exclusive licensing agent. Pantelion is a joint venture made up of several organizations, including Panamax (an entity owned by James M. McNamara), Lionsgate and Grupo Televisa. Fees paid by Cinelatino to Lionsgate may be remunerated to Pantelion in accordance with their financial arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations, and amounted to $0.0 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, $0.0 million and $0.1 million, respectively, is included in programming rights in the accompanying condensed consolidated balance sheets.

We have entered into an output agreement with Pantelion for the licensing of movie titles.  Expenses incurred under this agreement are included in cost of revenues in the accompanying unaudited condensed consolidated statements of operations and amounted to $0.0 million for each of the three and nine months ended September 30, 2018. At September 30, 2018, $0.1 million is included in programming rights in the accompanying condensed consolidated balance sheets related to these agreements.

Note 4. Goodwill and intangible assets

Goodwill and intangible assets consist of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30,	December 31,
	2018	2017
Broadcast license	$41,356	$41,356
Goodwill	164,887	164,887
Other intangibles	41,790	51,661
Total intangible assets	$248,033	$257,904

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the nine months ended September 30, 2018 is as follows (amounts in thousands):

	Net Balance at December 31, 2017	Additions	Impairment	Net Balance at September 30, 2018
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

A summary of the changes in the Company’s other amortizable intangible assets for the nine months ended September 30, 2018 is as follows (amounts in thousands):

	Net Balance at December 31, 2017	Additions	Amortization	Net Balance at September 30, 2018
Affiliate relationships	$32,343	$—	$(9,053)	$23,290
Advertiser relationships	1,240	—	(412)	828
Non-compete agreement	1,235	—	(412)	823
Other intangibles	157	65	(59)	163
Total finite-lived intangibles	$34,975	$65	$(9,936)	$25,104

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.3 million for each of the three months ended September 30, 2018 and 2017, and $9.9 million and $10.0 million for the nine months ended September 30, 2018 and 2017, respectively.  The weighted average remaining amortization period is 3.0 years at September 30, 2018.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$3,311
2019	8,508
2020	6,080
2021	5,767
2022 and thereafter	1,438
Total	$25,104

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

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity (“VIE”) that is accounted for under the equity method. As of September 30, 2018, we have not funded any capital contributions to Pantaya. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Pantaya, we continue to record our proportionate share of losses on a one quarter lag. For the three and nine months ended September 30, 2018, we have recorded $1.6 million and $6.0 million, respectively in loss on equity method investments related to Pantaya, which is presented as a liability in the accompanying condensed consolidated balance sheets. For each of the three and nine months ended September 30, 2017, we recorded $0.4 million in Loss on equity method investments related to Pantaya, which is presented as a liability in the accompanying condensed consolidated balance sheets. The net balance recorded in investee losses in excess of investment related to Pantaya joint venture was $8.9 million and $2.8 million at September 30, 2018 and December 31, 2017, respectively, and is included in investee losses in excess of investment in the accompanying condensed consolidated balance sheets.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. Canal 1 is one of only three national broadcast television networks in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture to 40%. The joint venture is deemed a VIE that is accounted for under the equity method. We earn a preferred return on the capital funded, which is recorded quarterly as an offset to the loss on the investment. As of September 30, 2018, we have recorded $71.9 million in equity method investments related to Canal 1. We record the income or loss on investment on a one quarter lag. For the three and nine months ended September 30, 2018, we recorded $7.1 million and $21.1 million, net of preferred return, in loss on equity method investments, respectively. For the three and nine months ended September 30, 2017, we recorded $2.3 million and $2.2 million, net of preferred return, in loss on equity method investments, respectively. The Canal 1 joint venture losses to date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, equity losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. For the three and nine months ended September 30, 2018, we recorded $2.3 million and $5.6 million of income, as an offset to losses incurred in loss on equity method investments, respectively. For the three and nine months ended September 30, 2017, we recorded $0.6 million and $0.8 million of income, as an offset to losses incurred in loss on equity method investments, respectively. The net balance recorded in equity method investments related to Canal 1 joint venture was $41.7 million and $25.9 million at September 30, 2018 and December 31, 2017, respectively, and is included in equity method investments in the accompanying condensed consolidated balance sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. As of September 30, 2018, we have recorded $5.0 million in equity method investments related to REMEZCLA. We record the income or loss on investment on a one quarter lag. Additionally, we earn a preferred return on the capital funded, which is recorded quarterly as an offset to the loss on the investment. For the three months ended September 30, 2018, we recorded a $0.0 million gain inclusive of the preferred return, as an offset to loss on equity method investment. For the nine months ended September 30, 2018, we recorded a $0.1 million loss, net of preferred return, in loss on equity method investment. For each of the three and nine months ended September 30, 2017, we have recorded a $0.1 million gain inclusive of preferred return as an offset to loss on equity method investment related to this investment. For the three and nine months ended September 30, 2018, we recorded $0.2 million and $0.5 million of preferred return, as an offset to the Loss on equity method investments, respectively. For each of the three and nine months ended September 30, 2017, we recorded $0.3 million of preferred return, as an offset to the Loss on equity method investments. The net investment recorded in Equity method investments was $4.9 million and $5.0 million at September 30, 2018 and December 31, 2017, respectively, and is included in equity method investments in the accompanying condensed consolidated balance sheets. We have no additional commitment to fund the operations of the venture, which limits the maximum exposure to loss on our investment in Remezcla to our investment of $5.0 million.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of and for the nine months ended June 30, 2018 are included below (amounts in thousands):

Total Equity Investees
Current assets	$16,777
Non-current assets	$54,253
Current liabilities	$50,424
Non-current liabilities	$77,381
Redeemable stock and noncontrolling interests	$14,187
Net revenue	$14,763
Operating loss	$(46,729)
Net loss	$(53,359)

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

For the nine months ended September 30, 2018 and 2017, our income tax expense has been computed utilizing the estimated annual effective rates of 41.6% and 36.1%, respectively. The difference between the annual effective rate of 41.6% and the statutory Federal income tax rate of 21% in the nine month period ended September 30, 2018, is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits. The annual effective tax rate related to income generated in the U.S. is 22.4%.  Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. tax.  As a result, 19.2% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the nine month period ended September 30, 2018 to 41.6%. The difference between the annual effective rate of 36.1% and the statutory Federal income tax rate of 35% in the nine month period ended September 30, 2017, was primarily due to foreign withholding taxes and foreign permanent differences, which were offset by foreign tax credits.

The Company evaluated the impact of the interest income limitation from the Tax Act and does not expect that there will be a limitation on the ability to deduct interest expense for tax purposes for the year ended December 31, 2018.

Income tax expense was $3.2 million and $1.8 million for the three month period ended September 30, 2018 and 2017, respectively. Income tax expense was $4.5 million and $6.3 million for the nine months ended September 30, 2018 and 2017, respectively. The income tax expense for the current year period includes a discrete tax benefit of $0.5 million related to adjustments to the 2017 filed tax returns primarily related to hurricane relief credits and an increase to foreign tax credit utilization.

Note 7. Long-term debt

Long-term debt as of September 30, 2018 and December 31, 2017 consists of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Senior Notes due February 2024	$205,946	$207,642
Less: Current portion	1,601	2,133
	$204,345	$205,509

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

In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net (loss) income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.95x at December 31, 2017, resulting in an excess cash flow percentage of 25% and therefore, an excess cash flow payment of $2.1 million was made in March 2018. As permitted under the Second Amended Term Loan Facility, the excess cash flow payment was allocated in direct order of maturity, accordingly, we were not required to make the scheduled quarterly loan amortization payment in the current quarter and will not be required to make the full amount of the scheduled payment at the end of next quarter.

As of September 30, 2018, the original issue discount balance was $1.8 million, net of accumulated amortization of $1.7 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the unaudited condensed consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.3 million, net of accumulated amortization of $2.0 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at September 30, 2018 as presented on the unaudited condensed consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at September 30, 2018 and December 31, 2017 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of September 30, 2018 (amounts in thousands):

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

The change in the fair value of the interest rate swap agreements for the three and nine months ended September 30, 2018, resulted in an unrealized gain of $0.4 million and $2.5 million, respectively, and was included in AOCI net of taxes. The Company received $0.0 million of net interest on the settlement of the interest rate swap agreements for the three months ended September 30, 2018. The Company paid $0.0 million of net interest on the settlement of the interest rate swap agreements for the nine months ended September 30, 2018. As of September 30, 2018, the Company estimates that none of the unrealized gain included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the three or nine months ended September 30, 2018.

The aggregate fair value of the interest rate swaps was $3.3 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively. These were recorded in Swap assets in non-current assets on the accompanying condensed consolidated balance sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (amounts in thousands):

		Estimated Fair Value
		September 30, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Interest rate swap - Asset	—	$3,302	—	$3,302

		Estimated Fair Value
		December 31, 2017
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Interest rate swap - Asset	—	$773	—	$773

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of September 30, 2018, there were no assets and liabilities measured at fair value on a nonrecurring basis.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 10.  Stockholders’ equity

Capital stock

As of September 30, 2018, the Company had 19,628,969 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. During the nine months ended September 30, 2018, the Company repurchased 172,105 shares of Class A common stock under the repurchase program for an aggregate purchase price of $2.1 million. As of September 30, 2018, the Company repurchased 1.9 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $24.0 million, and was recorded as treasury stock on the unaudited condensed consolidated balance sheet. As of September 30, 2018, the Company had $1.0 million remaining for future repurchases under the existing stock repurchase program, which expires on November 17, 2018.

On August 15, 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $25.0 million of the Company’s Class A common stock.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At September 30, 2018, 2.7 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense was $1.0 million for each of the three months ended September 30, 2018 and 2017, and $3.0 million and $3.1 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $1.0 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years. At September

30, 2018, there was $1.7 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.0 years.

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

Black-Scholes Option Valuation Assumptions	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Risk-free interest rate	2.7% - 2.8%	2.2%
Dividend yield	—	—
Volatility	39.0%	25.8%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the nine months ended September 30, 2018 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2017	2,898	$11.62	6.5	$1,738
Granted	49	11.42	6.0	—
Exercised	(67)	13.38	—	—
Forfeited	(24)	12.30	—	—
Expired	(6)	12.10	—	—
Outstanding at September 30, 2018	2,850	$11.57	5.8	$7,169
Vested at September 30, 2018	2,143	$11.70	5.4	$5,196
Exercisable at September 30, 2018	2,143	$11.70	5.4	$5,196

The weighted average grant date fair value of options granted for the nine months ended September 30, 2018 was $4.80.  At September 30, 2018, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the nine months ended September 30, 2018 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2017	504	$10.23
Granted	93	11.85
Vested	(199)	11.50
Forfeited	(9)	11.85
Outstanding at September 30, 2018	389	$9.93

At September 30, 2018, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Warrants

In the nine months ended September 30, 2018, all 12.1 million Warrants expired.

Note 11.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 12. Commitments

We have entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $0.6 million for each of the three months ended September 30, 2018 and 2017, and $1.7 million and $0.6 million for the nine months ended September 30, 2018, and 2017, respectively.

We have certain commitments including various operating leases. Future minimum payments for these commitments and other commitments, primarily programming, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
Remainder of 2018	$533	$6,661	$7,194
2019	1,502	10,435	11,937
2020	363	6,148	6,511
2021	348	4,185	4,533
2022 and thereafter	658	489	1,147
Total	$3,404	$27,918	$31,322

Note 13.  Subsequent events

During October 2018, we received $5.5 million in connection with our business interruption claims related to Hurricane Irma and Maria.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company

We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets. Headquartered in Miami, Florida, we own and operate a variety of media businesses, and hold minority interests in certain media properties. Our portfolio consists of:

•                  Cinelatino:  the leading Spanish-language cable movie network with over 21 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, the U.S. and Spain. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television entertainment network in the U.S. overall, based on coverage ratings.

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

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S. WAPA America’s programming includes over 60 hours per week of news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to 4.5 million subscribers, excluding digital basic subscribers.

•                  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features many of the best telenovelas licensed from top producers throughout the world. Pasiones has over 20 million subscribers across the U.S. and Latin America.

•                  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to over 4.3 million subscribers.

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to 2.2 million subscribers.

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

Comparison of Consolidated Operating Results for the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		$ Change Favorable/	% Change Favorable/	Nine Months Ended September 30,		$ Change Favorable/	% Change Favorable/
	2018	2017	(Unfavorable)	(Unfavorable)	2018	2017	(Unfavorable)	(Unfavorable)

Net revenues	$37,239	$32,173	$5,066	15.7%	$101,065	$100,512	$553	0.6%
Operating Expenses:
Cost of revenues	11,039	9,883	(1,156)	(11.7)%	31,300	30,426	(874)	(2.9)%
Selling, general and administrative	11,095	9,510	(1,585)	(16.7)%	32,787	28,845	(3,942)	(13.7)%
Depreciation and amortization	4,023	4,041	18	0.4%	12,040	12,223	183	1.5%
Other expenses	193	332	139	41.9%	967	3,056	2,089	68.4%
(Gain) from FCC repack and other (gain) loss	(936)	—	936	NM	(974)	2	976	NM
Total operating expenses	25,414	23,766	(1,648)	(6.9)%	76,120	74,552	(1,568)	(2.1)%

Operating income	11,825	8,407	3,418	40.7%	24,945	25,960	(1,015)	(3.9)%

Other (expense) income:
Interest expense, net	(3,073)	(2,863)	(210)	(7.3)%	(8,976)	(8,089)	(887)	(11.0)%
Loss on equity method investments	(8,657)	(2,571)	(6,086)	NM	(27,278)	(2,450)	(24,828)	NM
Gain from insurance proceeds	2,080	—	2,080	NM	2,080	—	2,080	NM
Loss on impairment of assets	—	(533)	533	100%	—	(533)	533	100%
Total other expenses	(9,650)	(5,967)	(3,683)	(61.7)%	(34,174)	(11,072)	(23,102)	NM

Income (loss) before income taxes	2,175	2.440	(265)	(10.9)%	(9,229)	14,888	(24,117)	NM

Income tax expense	(3,229)	(1,758)	(1,471)	(83.7)%	(4,490)	(6,280)	1,790	28.5%
Net (loss) income	$(1,054)	$682	$(1,736)	NM	$(13,719)	$8,608	$(22,327)	NM

NM = Not meaningful

Net Revenues

Net revenues were $37.2 million for the three months ended September 30, 2018, an increase of $5.1 million, or 16%, as compared to $32.2 million for the comparable period in 2017. The increase in the period was due to increases in all of our revenue streams.  Advertising revenue increased $3.3 million, or 27%, driven by the continued recovery in Puerto Rico, which benefitted from a favorable comparison with the prior period, which was negatively impacted by hurricanes Irma and Maria in September 2017, growth in ad sales at our cable networks, and the impact of the current period adoption of the new revenue recognition standard, which required certain costs that were netted against revenue in prior periods to be reclassified to operating expenses, and as a result increased advertising revenue by $1.0 million. Affiliate fees increased $1.3 million, or 7%, due to rate increases, both contractual and upon renewal, and subscriber growth. The increase in the period was also due to a $0.5 million increase in other revenue driven by higher content licensing fees.

Net revenues were $101.1 million for the nine months ended September 30, 2018, as compared to $100.5 million for the comparable period in 2017. The increase in the period was primarily due to an increase in affiliate revenue and other revenues, offset by a decline in advertising revenue.  Affiliate revenue increased $0.2 million, or 0.4%, driven by rate increases, both contractual and upon renewal, and subscriber growth, offset in part by the interruption caused by Hurricane Maria on subscriptions to pay television distributors in Puerto Rico, the blackout of WAPA on DirecTV during the second quarter and the termination of TV Dominicana by AT&T in September 2017. Advertising revenue decreased $0.4 million, or 1%, driven by the continued impact of Hurricane Maria in Puerto Rico, offset by an increase in advertising revenue at our cable networks, and the impact of the current period adoption of the new revenue recognition standard, which increased advertising revenue by $2.7 million. Additionally, in 2017, we benefited from the World Baseball Classic televised on WAPA, which did not occur in 2018.  Other revenues increased $0.8 million driven by higher content licensing fees.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	September 30, 2018	December 31, 2017	September 30, 2017
U.S. Cable Networks:
WAPA America (b)	4,508	4,362	4,330
Cinelatino	4,745	4,424	4,563
Pasiones	4,573	4,450	4,602
Centroamerica TV	4,358	4,127	4,125
Television Dominicana	2,229	1,876	3,468
Total	20,413	19,239	21,088

Latin America Cable Networks:
Cinelatino	16,365	16,087	16,139
Pasiones	16,004	14,776	13,504
Total	32,369	30,863	29,643

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)         Excludes digital basic subscribers.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues for the three and nine months ended September 30, 2018, increased $1.2 million, or 12%, and $0.9 million, or 3%, respectively. The increase in the three months ended September 30, 2018 was due to higher programming and production expenses due in part to the production and broadcast of Miss Universe Puerto Rico, which we did not televise in the prior year period, and costs in connection with the licensing of our content, and the current period adoption of the new revenue recognition standard, which increased cost of revenues by $0.3 million. The increase in the nine months ended September 30, 2018 was due to incremental expenses of $0.9 million incurred in 2018 related to Hurricane Maria, including tower rental costs to maintain our signal and diesel fuel to power our generators, and the current period adoption of the new revenue recognition standard, which resulted in an increase of $0.9 million, partially offset by lower programming and production expenses as a result of cost reduction measures implemented at WAPA following the hurricanes.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses for the three and nine months ended September 30, 2018, increased $1.6 million, or 17%, and $3.9 million, or 14%, respectively.  The increases were due to higher personnel expense and higher insurance costs. The increases for the three and nine months ended September 30, 2018 were also due to the current period adoption of the new revenue recognition standard, which required certain costs that were netted against revenue in prior periods to be reclassified and as a result increased selling, general and administrative expenses by $0.7 million and $1.8 million, respectively.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense was flat for the three months ended September 30, 2018, and for the nine months ended September 30, 2018, decreased $0.2 million, or 2%. The decrease was due to the expiration of the useful lives of certain fixed assets, which were reflected in depreciation and amortization expense in the prior year’s first quarter.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses decreased $0.1 million for the three months ended September 30, 2018, and decreased $2.1 million for the nine months ended September 30, 2018. The decreases were due to lower costs incurred in connection with acquisition and investment activity. The decline in the nine month period was also due to costs incurred in connection with the amendment of the Term Loan during the prior year period.

(Gain) from FCC repack and other (gain) loss: For the three and nine months ended September 30, 2018 was $0.9 million  and $1.0 million, respectively, primary related to the FCC reimbursement for equipment purchases required as a result of the spectrum repack of $0.6 million, and an incentive payment for vacating spectrum earlier than required in connection with the mandated channel repositioning of WAPA’s signal in Puerto Rico of $0.3 million.

Other, net

Interest Expense, net: Interest expense for the three and nine months ended September 30, 2018, increased $0.2 million, or 7%, and $0.9 million, or 11%, respectively. The increases were due to higher average interest rates, reflecting the increase in LIBOR rates, offset in part by lower average principal debt balance.

Loss on Equity Method Investments: Loss on equity method investments for the three and nine months ended September 30, 2018, increased $6.1 million and $24.8 million, respectively. The increases were due to the recording of 100% of the losses of the Canal 1 joint venture, in accordance with equity method accounting. The increase in the nine month period is also due to full year operational activity in the current period compared with limited operational activity in the prior period. For more information, see Note 5, “Equity method investments” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Gain from insurance proceeds: Gain from insurance proceeds for the three and nine months ended September 30, 2018 was $2.1 million related to net proceeds received in connection with our property insurance policies covering equipment damaged during Hurricane Maria.

Income Tax Expense

Income tax expense for the three months ended September 30, 2018, increased $1.5 million, or 84%, and for the nine months ended September 30, 2018, decreased $1.8 million, or 29%. The increase in the three months ended September 30, 2018 was primarily due to higher income before income taxes, excluding certain loss on equity method investments which do not offset taxable income, which were taxed at a higher annual effective tax rate due to the current year valuation allowance on foreign tax credits. The decrease in the nine months ended September 30, 2018 was primarily due to lower income before income taxes. Additionally, both periods benefitted from a $0.5 million discrete tax credit related to 2017 tax return adjustments for hurricane relief credits and higher foreign tax credit utilization. For more information, see Note 6, “Income taxes” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Net (Loss) Income

Net loss increased $1.7 million and $22.3 million for the three and nine months ended September 30, 2018, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At September 30, 2018, we had $95.9 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

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

Cash Flows

	Nine Months Ended September 30,
Amounts in thousands:	2018	2017
Cash provided by (used in):
Operating activities	$20,555	$19,589
Investing activities	(44,365)	(28,835)
Financing activities	(4,557)	(13,523)
Net (decrease) increase in cash	$(28,367)	$(22,769)

Comparison for the Nine Months Ended September 30, 2018 and September 30, 2017

Operating Activities

Cash provided by operating activities was primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the nine months ended September 30, 2018 was $20.6 million, an increase of $1.0 million, as compared to $19.6 million in the prior year period, due primarily to a $20.7 million increase in non-cash items and $2.6 million increase in net working capital, offset by a $22.3 million decline in net income. Non-cash items increased primarily as a result of a $24.8 million increase in loss on equity method investments, offset by decreases in programming amortization of $0.6 million and in loss on impairment of fixed assets of $0.5 million, and by reclasses to investing activities of a $2.1 million gain from insurance proceeds and $0.6 million gain from the FCC spectrum repack. The increase in net working capital was driven by a decrease in prepaids and other current assets $2.4 million, and increases in accrued expenses of $4.5 million, taxes payable of $2.3 million, program rights payable of $1.8 million, net due to related parties of $0.9 million, and other liabilities $0.4 million, offset by an increase in accounts receivable of $7.9 million, an increase in programming rights $1.0 million, and a decrease in accounts payable of $0.7 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018, was $44.4 million, an increase of $15.5 million as compared to $28.8 million in the prior year period.  The increase is primarily due to increase funding of equity investments of $10.1 million, as well as an increase in capital expenditures of $8.1 million, due to equipment purchases to replace equipment damaged by Hurricane Maria and for equipment purchases required by the FCC spectrum repack, offset in part by insurance proceeds of $2.1 million and reimbursements from the FCC of $0.6 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018, was $4.6 million, a decrease of $9.0 million as compared to $13.5 million in the prior year period.  The decrease is due to a decline in repurchases of common stock $8.6 million and financing fees incurred in connection with the Second Amended Term Loan Facility in the prior year period $1.1 million, offset in part by higher debt payments in the current year period of $0.5 million driven by the excess cash flow payment made in March 2018 pursuant to the terms of the Term Loan Facility, which the Company was not obligated to make in the prior year period. For more information, see Note 7, “Long-term debt” and Note 10, “Stockholders’ equity” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We finance our capital needs through our Second Amended Term Loan Facility at our indirect wholly-owned subsidiary, Hemisphere Media Holdings, LLC.

The variable rate of interest on the Second Amended Term Loan Facility exposes us to market risk for changes in interest rates. Loans thereunder bear interest at rates that vary with changes in prevailing market rates. As of September 30, 2018, our exposure to changing market rates with respect to the Second Amended Term Loan Facility was as follows (amounts in thousands):

September 30, 2018
Variable rate debt	$209.1
Interest rate	5.4%

As of September 30, 2018, the total outstanding balance on the Second Amended Term Loan Facility was approximately $209.1 million. In the event of an increase in the interest rate of 100 basis points, assuming a principal of $209.1 million, we would incur an increase in interest expense of approximately $2.1 million per year. Such potential increases or decreases in interest expense are based on certain simplifying assumptions, including a constant level of debt, no interest rate swap or hedge in place, and an immediate, across-the-board increase in the level of interest rates with no other subsequent changes for one year.

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

As of September 30, 2018, we have interest rate swap contracts outstanding with notional amounts aggregating $100.0 million. The aggregate fair values of interest rate swap contracts at September 30, 2018, was a net asset of $3.3 million. Cumulative unrealized gains, on the portion of floating-to-fixed interest rate swaps designated as cash flow hedges was $3.3 million and is included in AOCI net of taxes. At September 30, 2018, our interest rate swap contracts designated as cash flow hedges were highly effective, in all material respects.

Foreign Currency Exchange Risk

Although we currently conduct business in various countries outside the United States, we are not subject to any material currency risk because our cash flows are collected primarily in U.S. dollars. Reported earnings and assets may be reduced in periods in which the U.S. dollar increases in value relative to those currencies.

Our objective in managing exposure to foreign currency fluctuations is to reduce volatility of earnings and cash flow. Accordingly, we may enter into foreign currency derivative instruments that change in value as foreign exchange rates change, such as foreign currency forward contracts or foreign currency options. Any gains and losses on the fair value of derivative contracts would be largely offset by gains and losses on the underlying assets being hedged. We held no foreign currency derivative financial instruments at September 30, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of September 30, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

There have not been any material changes during the quarter ended September 30, 2018 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended September 30, 2018:

Period (a)	Total Number of Shares Purchased (b)	Average Price Paid per Share (c)	Total Number of shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program (d)

July 1, 2018 — July 31, 2018	26,444	$12.86	26,444	$1,195,309
August 1, 2018 — August 31, 2018	16,336	$12.78	16,336	$986,544
September 1, 2018 — September 30, 2018	—	$—	—	$986,544
Total	42,780	$12.83	42,780

(a)                                 The stock repurchase plan was announced on June 20, 2017.

(b)                                 The Board of Directors authorized the repurchase of up to $25 million of the Company’s Class A common stock.

(c)                                  Average Price Paid per Share includes broker commission of $0.02 per share.

(d)                                 The plan expires on November 17, 2018.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: November 7, 2018	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 7, 2018	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)