Form 10-K
period 2018-12-31
HEMISPHERE MEDIA GROUP, INC.
filed 2019-03-12
CIK 1567345

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

          Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ or No ☐.

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

          The aggregate market value of the Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2018, was approximately $236,631,647. No market exists for the shares of Class B common stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B common stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Hemisphere Media Group, Inc. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

Class of Stock	Shares Outstanding as of March 7, 2019
Class A common stock, par value $0.0001 per share	19,710,855 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

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

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
December 31, 2018

PART I

        Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the "Company," "Hemisphere," "registrant," "we," "us" or "our" refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; "Business" refers collectively to our consolidated operations; "Cable Networks" refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; "Canal 1" refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; "Centroamerica TV" refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; "Cinelatino" refers to Cine Latino, Inc., a Delaware corporation; "Distributors" refers collectively to satellite systems, telephone companies ("telcos"), and cable multiple system operators ("MSO"s), and the MSO's affiliated regional or individual cable systems; "MVS" refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; "Networks" refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; "Nielsen" refers to Nielsen Media Research; "Pantaya" refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.; "Pasiones" refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; "REMEZCLA" refers to Remezcla, LLC, a New York limited liability company; "Second Amended Term Loan Facility" refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017; "Snap Media" refers to Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries; "Television Dominicana" refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; "Term Loan Facility" refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017; "WAPA" refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; "WAPA America" refers to WAPA America, Inc., a Delaware corporation; "WAPA Deportes" refers to a sports television network in Puerto Rico operated by WAPA; "WAPA.TV" refers to a news and entertainment website in Puerto Rico operated by WAPA; "United States" or "U.S." refers to the United States of America, including its territories, commonwealths and possessions.

 FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        Statements in this Annual Report on Form 10-K for the year ended December 31, 2018 (this "Annual Report"), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about Hemisphere Media Group, Inc. (the "Company") and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. These statements are, or may be deemed to be, "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

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

        Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in "Item 1A—Risk Factors" in this Annual Report on Form 10-K, those factors include:

  •
  the effects of Hurricanes Irma and Maria in the short and long-term on our business, including, without limitation, affiliate revenue that we receive and the advertising market in Puerto Rico as well as our customers, employees, third-party vendors and suppliers and the short and long-term migration shifts in Puerto Rico;

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

Item 1.    Business.

OVERVIEW

Our Company

        We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with leading broadcast and cable television networks and digital content platforms including five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America, the #1-rated broadcast television network in Puerto Rico, the #3-rated broadcast television network in Colombia, a Spanish-language video subscription service distributed in the U.S. and a leading distributor of television and content in Latin America.

        Headquartered in Miami, Florida, our portfolio consists of the following:

Cinelatino: the leading Spanish-language cable movie network with over 21 million subscribers across the U.S., Latin America and Canada, including 4.6 million subscribers in the U.S. and 16.8 million subscribers in Latin America. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America and the U.S. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall, based on coverage ratings.

WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement nine years ago. WAPA is Puerto Rico's news leader and the largest local producer of news and entertainment programming, producing nearly 60 hours in the aggregate each week of programming that is aired on WAPA and WAPA America. Through WAPA's multicast signal, we distribute WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico featuring news and content produced by WAPA.

WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S., collectively the second largest segment of the U.S. Hispanic population. WAPA America's programming features news and entertainment offerings produced by WAPA. WAPA America is distributed in the U.S. to over 4.4 million subscribers, excluding digital basic subscribers.

Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, licensed from major producers and distributors worldwide. Pasiones is distributed in the U.S. to approximately 4.4 million subscribers and in Latin America to approximately 16.0 million subscribers and is currently the highest rated cable television network devoted to telenovelas in prime time.

Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 4.3 million subscribers.

Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to approximately 2.3 million subscribers.

Canal 1: the #3-rated broadcast television network in Colombia. We own Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017.

Pantaya: a cross-platform Spanish-language video subscription service that allows audiences to access many of the best and most current Spanish-language films and includes content from our movie library, as well as Pantelion's U.S. theatrical titles, Lionsgate's movie library, and Grupo Televisa's theatrical releases in Mexico. We own a 25% interest in Pantaya in partnership with Lionsgate. The service launched in August 2017.

Snap Media: a distributor of content to broadcast and cable television networks and OTT and SVOD platforms in Latin America. Snap will be responsible for the distribution of content owned and/or controlled by our networks, as well as content to be produced by the production joint venture between Snap Media and MarVista Entertainment ("MarVista"). On November 26, 2018, we acquired a 75% interest in Snap Global, LLC ("Snap Media"), and in connection with the acquisition, we entered into a joint venture with MarVista, a shareholder of Snap Media, to produce original movies and series.

REMEZCLA: a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.

        Hemisphere was incorporated in Delaware on January 16, 2013. Shares of our Class A common stock, par value $0.0001 per share ("Class A common stock") are publicly traded under the symbol "HMTV" on the Nasdaq Global Market ("NASDAQ").

Our Strategy

        Our strategy is to provide unique programming focused on underserved but significant segments of the U.S. Hispanic population, allowing us to reach a deeper and broader U.S. Hispanic demographic than our competitors and to expand our presence in Latin America. Our objective is to maintain and improve our position as a leading U.S. Spanish-language media company by, among other things, (i) investing in content for our Networks to build viewership, (ii) growing affiliate revenues in Puerto Rico, the U.S. and Latin America, and (iii) driving advertising sales across our networks. Additionally, we continue to look for attractive opportunities to acquire assets that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities which will (i) expand our leadership position in the fast growing and highly desirable U.S. Hispanic pay-TV market, (ii) expand our portfolio within broadcast networks, and/or cable networks in Latin America and (iii) identify opportunities to create and/or distribute content to U.S. Hispanics and Latin Americans through OTT/SVOD platforms. We may also seek a variety of acquisition opportunities, including businesses where we believe an opportunity for value realization is already present, where we can realize synergies with our existing businesses, or that are in need of operational turnaround, which we believe would benefit from our experienced and cohesive management team with the proven ability to develop and grow acquired assets. At any given time, we may be in discussions relating to one or more acquisition opportunities. Additionally, we evaluate various digital strategies, from time to time.

Employees

        At December 31, 2018, we and our subsidiaries employed 305 full-time persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We or our subsidiaries may hire additional personnel in connection with the closing of future acquisitions. We believe that employee relations are generally satisfactory. Approximately 130 of our employees based in Puerto Rico are full-time unionized employees covered by two collective bargaining agreements (each, a "CBA" and collectively, the "CBAs"). Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for four employees covered by the other CBA scheduled to expire on June 27, 2019.

Revenue Sources

        We operate our business in one operating segment. Our two primary sources of revenue are advertising revenues and affiliate revenues. All of our networks generate both advertising revenues and affiliate revenues. Advertising revenue is generated from the sale of advertising time. Our advertising revenue tends to reflect seasonal patterns of our advertisers' demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico's political election cycle occurs every four years and WAPA benefits from increased advertising sales in an election year. For example, in 2016, WAPA experienced higher advertising sales as a result of political advertising spending during the 2016 governmental elections. The next election in Puerto Rico will occur in 2020.

        Affiliate revenues are earned from Distributors of our television networks, including cable, satellite and telecommunication service providers. Our television networks are distributed pursuant to multi-year agreements that generally provide for monthly affiliate revenues with annual rate increases and have terms of varying length. For the year ended December 31, 2018, revenue earned under affiliation agreements with DISH Network, LLC and AT&T Inc. (as successor to DirecTV following the completion of their merger) each accounted for more than 10% of our total net revenues. We recognize affiliate revenues when they are accrued pursuant to the agreements we have entered into with respect to such revenue. We set forth our net revenue, total assets and operating income in "Item 8. Financial Statements and Supplementary Data."

        We generate approximately 93% of our net revenues from the United States. For the years ended December 31, 2018 and 2017, we generated $136.2 million and $114.2 million, respectively, from the United States. For the years ended December 31, 2018 and 2017, we generated $10.9 million and $10.3 million, respectively, from outside the United States.

OUR NETWORKS AND JOINT VENTURES

WAPA

        Headquartered in San Juan, Puerto Rico, WAPA is a full-power independent broadcast television network. WAPA was founded in 1954 as the second broadcast television network in the Caribbean and the third in Latin America. WAPA occupies a prime channel position (channel 4) together with its full power repeater stations, WTIN in Ponce and WNJX in Mayagüez. WAPA is also distributed by all cable, satellite and telecommunication service providers in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement nine years ago.

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

        WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing nearly 60 hours in the aggregate each week. In addition to having Puerto Rico's most watched news programming, WAPA's top-rated local shows include Pégate al Mediodía (the #1-rated midday program). WAPA also licenses and televises blockbuster Hollywood movies and top-rated U.S. television series dubbed into Spanish. This diverse and unique mix of programming has made WAPA the market leader in Puerto Rico.

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

        In 2008, WAPA launched WAPA.TV, which is now one of the most visited local sites in Puerto Rico. WAPA.TV provides up-to-the-minute news and weather, promotional clips of WAPA's most popular shows, additional video content not seen on WAPA, and a platform for viewers to share comments and interact, driving further audience engagement. In 2018, WAPA.TV's mobile-optimized website and apps generated a total of 176 million page views, 69 million visits and an average of 1.8 million monthly unique visitors.

        As a result of the impact of Hurricanes Irma and Maria, Nielsen suspended survey operations in Puerto Rico effective September 7, 2017. Nielsen resumed operations in Puerto Rico on May 1, 2018. As such, all ratings results with respect to WAPA set forth in this Annual Report on Form 10-K for the year ended December 31, 2018 are reported beginning May 1, 2018 (first available ratings date).

WAPA America

        WAPA America, launched in 2004, is a Spanish-language cable television network targeting viewers from Puerto Rico, as well as the Dominican Republic, Cuba, Venezuela and Colombia (collectively referred to as "Caribbean Hispanics"), who reside in the U.S. Caribbean Hispanics are the second largest U.S. Hispanic population segment, representing 19% of the U.S. Hispanic population. WAPA America is distributed by all major U.S. cable, satellite and telecommunication operators to over 4.4 million subscribers, excluding digital basic subscribers. WAPA America televises the top-rated news and entertainment programming produced by WAPA. WAPA America supplements its programming with acquired telenovelas and cultural programming, popular sports programming from Puerto Rico and other programming from WAPA's library.

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

Cinelatino

        Cinelatino is the leading Spanish-language cable movie network with more than 21 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring what we believe to be the best contemporary films and original television series from Mexico, Latin America and the U.S. Cinelatino was launched in Mexico in 1993, and introduced into the U.S. in 1995.

        Our programming strategy for Cinelatino is specifically intended to provide the audience with the broadest selection of the most popular and highest-quality films across all popular genres, from Mexico and all other Latin American countries that have significant populations in the U.S., including Puerto Rico, the Dominican Republic, Colombia and Venezuela. Consistent with its programming strategy, Cinelatino has licensed the rights to many of the highest grossing box office films in Mexico. Cinelatino has an expansive library of over 800 of the best Spanish-language titles from suppliers across the globe. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall based on coverage ratings. In July 2015, Cinelatino introduced advertising on its network. Additionally, leveraging its expansive content library, which includes theatrical films, made-for-television movies, series and other content acquired or licensed from third party suppliers, as well as its own original productions, Cinelatino licenses content to over-the-top services in the U.S. and Latin America.

        Cinelatino has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America and Canada. Cinelatino is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has over 4.6 million U.S. subscribers. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Cinelatino is also distributed by many Latin American pay television distributors, generally on basic video packages, and has approximately 16.8 million subscribers in more than 15 countries throughout Latin America. Cinelatino is presently distributed to only 30% of all pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Pasiones

        Pasiones, launched in August 2008, focuses on one of the most popular program genres among Hispanics, telenovelas. The network sets itself apart by showcasing telenovelas produced in Latin America, Turkey, South Korea, India and other countries (dubbed into Spanish), in contrast to competitor networks such as Univision Tlnovelas, which focus almost exclusively on Mexican telenovelas. This diverse programming strategy made Pasiones the #1 novela network in prime time in 2018. In owning both Pasiones and Cinelatino, we provide content in two of the most popular genres with Hispanics, telenovelas and movies.

        Pasiones has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America. Pasiones is distributed by most major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has approximately 4.4 million U.S. subscribers. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Pasiones is also distributed by many Latin American pay television distributors, generally on basic video packages, and has approximately 16.0 million subscribers in more than 15 countries throughout Latin America. Pasiones is presently distributed to only approximately 28% of total pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Centroamerica TV

        Centroamerica TV, launched in September 2004, is the leading network targeting the more than 6 million Central Americans living in the U.S. Central Americans are the third largest U.S. Hispanic population group, and represent the fastest growing segment of the U.S. Hispanic population, having grown 302% from 2000-2018. Centroamerica TV features news and entertainment programming from leading television broadcast networks in El Salvador, Honduras, Costa Rica, Guatemala, and Panama, as well as exclusive soccer programming from the top professional leagues in the region.

        Centroamerica TV has approximately 4.3 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Television Dominicana

        Television Dominicana, launched in November 2005, is the leading network targeting the more than 2.5 million Dominicans living in the U.S. Dominicans are the fourth largest U.S. Hispanic population group and have grown by 232% from 2000-2018. Television Dominicana features news and entertainment programming from leading content producers in the Dominican Republic.

        Television Dominicana currently has approximately 2.3 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers are expected to grow, driven by continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Snap Media

        On November 26, 2018, we acquired a 75% interest in Snap Media. Snap Media is a distributor of content to broadcast and cable television networks and OTT and SVOD platforms in Latin America. Snap will be responsible for the distribution of content owned and/or controlled by our networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.

Joint Ventures/Investments

        On November 3, 2016, we formed a joint venture with Lionsgate, pursuant to which we own a 25% interest in Pantaya, a Spanish-language OTT movie service. The service launched in the U.S. on August 1, 2017. The investment is deemed a Variable Interest Entity ("VIE") that is accounted for under the equity method.

        On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. Canal 1 is one of only three national broadcast television networks in Colombia. The partnership began operating Canal 1 on May 1, 2017. Canal 1 is the #3-rated broadcast television network in Colombia. At December 31, 2018, we owned a 40% interest in the joint venture, which is deemed a VIE that is accounted for under the equity method.

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

        We also compete with both Spanish-language and English-language broadcast and cable television networks for distribution of our Networks and the fees paid by cable, satellite and telecommunication service providers. Our ability to retain and secure distribution agreements is necessary to maintain and grow affiliate revenue, and to attain viewership which drives advertising sales. Our contractual agreements with Distributors are renewed or renegotiated from time to time in the ordinary course of business. The launch of new networks and consolidation within the cable and satellite distribution industry may adversely affect our ability to obtain and maintain distribution of our Networks.

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

        WAPA competes with broadcast television networks and cable television networks in Puerto Rico for audience viewership, advertising sales, and programming. WAPA's main competitors are broadcast television stations owned by Univision and Telemundo, which rely heavily on their U.S. parents for programming, consisting primarily of telenovelas produced in Mexico, the U.S. and Latin America. There are a few other local broadcasters, but they tend not to be competitive due to weak programming and/or poor signal quality. In addition, while all major English-language U.S. broadcast networks have local affiliates, they are, for the most part, low power stations with nominal ratings. Cable channels are generally not competitive, as they tend to be U.S.-based, English-language channels with little relevance to the Spanish-speaking Puerto Rican audience, and pay television is much less widely penetrated in Puerto Rico than the U.S. WAPA has effectively customized its programming for the viewing preferences of the Puerto Rican market with more local entertainment and news programming than its competitors, as well as blockbuster Hollywood movies and hit U.S. television series (dubbed into Spanish). As a result, since the start of Nielsen audience measurement, WAPA has been the ratings leader for the past nine years. WAPA Deportes competes for viewership, advertising sales and programming with other channels offering similar sports programming in Puerto Rico. Competitors include U.S.-based cable networks, such as ESPN, TNT, and TBS, and certain satellite distributors who have acquired sports media rights for their owned channels. WAPA.TV, WAPA's mobile-optimized website, directly competes with other local news, weather and entertainment sites for traffic and advertising sales. To some extent, WAPA.TV also competes with search engines and social networks, such as Google and Facebook, for digital advertising revenue.

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

INDUSTRY

U.S. Hispanic Market

        The U.S. Census Bureau estimated that 58.9 million Hispanics resided in the United States in 2017, representing an increase of more than 23 million people between 2000 and 2017. Hispanics represent the largest minority group in the U.S. at over 18% of the total U.S. population and accounted for over half of the total U.S. population growth between 2000 and 2017. This trend is expected to continue as the U.S. Hispanic population is projected to grow to 75 million by 2030, an increase of 27% from 2017. As a result of this growth, the U.S. Hispanic market represents the largest Hispanic economy in the world. In addition, the Hispanic population on average is significantly younger than the overall population. For example, the median age of U.S. Hispanics is 29, which is 11 years younger than the median age for non-Hispanic whites.

        Claritas estimates that in 2018 about 66% of the U.S. Hispanic population was of Mexican origin, followed by Puerto Rican, the second largest Hispanic national group, at 10%. There are 6.1 million Puerto Ricans and an additional 5.9 million Hispanics from other Caribbean countries residing in the U.S., and together, Puerto Ricans and other Caribbean Hispanics represent 19% of the total U.S. Hispanic population. The Puerto Rican population in the U.S. grew 80% from 2000 to 2018, while the overall Caribbean Hispanic population grew 101% during the same time period, including the Dominican population which grew 232% from 2000-2018.

Caribbean Hispanics (WAPA America and Television Dominicana target audience)

Place of Origin	Population 2018	% of U.S. Hispanics

Puerto Rico	6,124,980	9.5%
Dominican Republic	2,539,573	2.9%
Cuba	1,894,553	3.9%
Colombia	1,116,666	1.7%
Venezuela	331,568	0.5%

Total Caribbean Hispanics	12,007,340	18.6%

Source: 2018 Claritas

        Central Americans are the third largest U.S. Hispanic regional population group in the U.S. (behind Mexicans and Caribbean Hispanics), and represent the fastest growing segment of the U.S. Hispanic population. There are over 6 million Central Americans residing in the U.S., an increase of 302% since 2000. Central Americans comprised approximately 10% of the U.S. Hispanic population in 2018, compared to approximately 4% in 2000.

Central American Hispanics (Centroamerica TV target audience)

Place of Origin	Population 2018	% of U.S. Hispanics

El Salvador	2,759,012	4.3%
Guatemala	1,715,336	2.7%
Honduras	775,897	1.2%
Nicaragua	451,865	0.7%
Panama	405,510	0.6%
Costa Rica	263,782	0.4%

Total Central American Hispanics	6,371,402	9.9%

Source: 2018 Claritas

Hispanic Television and Pay-TV Landscape

        Within the U.S. cable network industry, the U.S. Hispanic demographic is attractive for a number of reasons:

  •
  Growth in Hispanic TV households: U.S. Hispanic television households grew by 26% during the period from 2010 to 2019, from 12.9 million households to 16.2 million households, nearly seven times the overall U.S. television household growth of only 4%. The continued long-term growth of Hispanic television households creates a significant opportunity to reach an attractive audience at a time when overall household growth in the U.S. is more modest.

  •
  Growth in Hispanic pay-TV subscribers: Hispanic pay-TV subscribers are expected to continue to grow, driven not only by the rapid growth in Hispanic television households, but also by the increased penetration of pay-TV among Hispanics. Hispanic pay-TV subscribers increased 4% from 2010 to 2019, growing from 10.8 million to 11.2 million subscribers. This 4% growth in Hispanic pay-TV subscribers is impressive compared to the 12% decline in overall U.S. pay-TV subscribers during the same period.

Television Viewing and Language Preferences

  •
  Hispanics Enjoy Movies: In 2017, while Hispanics made up 18% of the U.S. population, they comprised 24% of the country's frequent moviegoers (i.e., those who attend movies at least once per month). In fact, the President of the National Association of Theater Owners described Hispanics as "the most valuable component of moviegoers." In 2017, Hispanics saw 4.5 movies per year, higher than any other ethnicity group.

  •
  Hispanics Prefer Television in Spanish: Spanish remains the most used language in the home by U.S. Hispanic adults, and this powerfully influences television viewing habits. According to Nielsen, 59% of Hispanics aged 18 and over speak Spanish as much as or more than English in their homes. Spanish-dominant or bilingual (Spanish/English Equal) homes comprise about 64% of U.S. Hispanic households, and these homes exhibit a strong preference to watch television in their native language. In 2018, Spanish-dominant households viewed 59% of television in Spanish and bilingual homes viewed about 36% of television in Spanish.

Hispanic Advertising Market

        Persons living in Hispanic television households represent 18% of the total U.S. television household population and over 10% of the total U.S. buying power, but the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption.

        Similar to the under-indexing of U.S. general market cable advertising relative to viewing share in the 1980's and 1990's, U.S. Hispanic cable advertising today significantly under-indexes relative to its share of the Spanish-language television audience. In 2018, U.S. Hispanic cable networks garnered only 6% of total U.S. Hispanic national television advertising, while accounting for a 31% share of total Spanish-language television viewing. Viewing of Spanish-language cable networks as a percentage of total Spanish-language television viewing has grown dramatically from 11% in 2008 to 31% in 2018.

Latin American Market (excluding Brazil)

        Latin America remains an attractive region due to its large population, shared language, strong economic growth and growing discretionary spending. Pay-TV subscribers in Latin America grew by 32% from 2013 to 2018, and are projected to grow an additional 10 million from 57 million in 2018 to 67 million by 2022 representing projected growth of 18%. Pay-TV penetration of television households has expanded from 46% in 2013 to 55% in 2018 and is projected to reach 60% by 2022. This growth is expected to be driven by a sizeable and growing population, as well as a strong macroeconomic backdrop and rising disposable income across geographies. In addition, investments in network infrastructure have improved service and performance, leading to increased penetration for pay-TV operators.

Puerto Rico Overview

        The Commonwealth of Puerto Rico is a U.S. territory and has a U.S. dollar-based economy, U.S. rule of law and strong governmental ties to the United States. The broadcast television industry in Puerto Rico is regulated by the FCC, and the banking system is regulated under the U.S. system (Federal Deposit Insurance Corporation). As of January 2017 (the latest date for which data is available), Puerto Rico had a population of approximately 3.3 million, with an additional 6.1 million Puerto Ricans living in the mainland U.S. All Puerto Ricans are U.S. citizens.

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

        During the month of September 2017, Hurricanes Irma and Maria, two major hurricanes, caused extensive destruction in Puerto Rico. Hurricane Maria made landfall on September 20, 2017, and all of Puerto Rico was left without electrical power, and other basic infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed. Additionally, the hurricanes also accelerated the outmigration trends that Puerto Rico was experiencing, with increased numbers of residents moving to the mainland United States, either on a temporary or permanent basis. The hurricanes caused a significant disruption to the island's economic activity and GNP.

        Puerto Rico continues in its efforts to rebuild its infrastructure and to otherwise recover from the impact of Hurricane Maria in 2017, aided in part by Federal Emergency Management Agency and other federal agencies. An indicator of such infrastructure recovery is seen in cement production which increased 7.4% and sales increased 3.5% during January 2019 as compared to January 2018. The extent and duration of such aid is inherently uncertain. In 2018, as part of the Title III proceedings under PROMESA, the Commonwealth of Puerto Rico submitted several draft fiscal plans to the Oversight Board, each of which purported to reflect the government's expected economic outlook for Puerto Rico over a five year period after taking into account, among other factors: (i) the negative impact of Hurricane Maria, (ii) mitigating impact of disaster relief assistance, (iii) changes to revenue and expense measures, and (iv) the impact of structural reforms. On October 23, 2018, the Oversight Board voted to certify the most recent Commonwealth fiscal plan, which reflects a $17.0 billion surplus over a six-year period assuming some levels of debt service. This fiscal plan has been approved and certified by the Financial Oversight and Management Board of Puerto Rico. According to the projections of this fiscal plan, Puerto Rico should receive $12B during the fiscal year 2019. Although some of the impact of the hurricanes, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the total amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the hurricanes. Although the current fiscal plan estimates a GNP growth of 7.8% and 5.5% in fiscal years 2019 and 2020, respectively, other economic estimates have these numbers at much lower levels between 2.8%-3.1% for 2019, and 3.4%-4.2% for 2020. This more conservative estimate assumes lower than expected reconstruction investment and external factors like US recession in 2019.

        PROMESA is an important step towards reducing the level of uncertainty in Puerto Rico and provides a groundwork for an orderly debt restructuring process, however, ultimate outcomes of actions to address the challenging Puerto Rico economic environment are uncertain at this time. On February 4, 2019, the District Court entered an order approving the confirmation of the Plan of Adjustment for Puerto Rico Sales Tax Financing Corporation ("COFINA"), including the settlement agreement between the Commonwealth and COFINA. The effective date of the Plan was February 12, 2019. There can be no assurance that any past or new actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will achieve their intended effect.

Puerto Rico Broadcast Television Market

        Puerto Rico has 1.3 million television households, comparable to that of a top 25 U.S. television market. Puerto Rico is the third largest U.S. Hispanic market behind Los Angeles and New York.

        Puerto Rican television broadcasters capture the dominant share of viewership, which is unique relative to the U.S. The three primary broadcasters in Puerto Rico—WAPA, Univision and Telemundo—collectively garner approximately 73% of all television household viewership in primetime, distinguishing Puerto Rico from the U.S. television market, where the four major national broadcast networks (ABC, CBS, NBC and Fox) garner a collective primetime audience share of 18%. In fact, WAPA's primetime household rating in 2018 was four times higher than the most highly rated English-language U.S. broadcast network in the U.S., NBC, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW.

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

Introduction

        Our Networks are subject to regulation by the FCC under the Communications Act of 1934, as amended ("Communications Act"). Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast stations, including the WAPA stations, and other uses; determines the location, frequency and operating power of stations; grants permits and licenses to construct and operate television stations on particular frequencies; issues, revokes, modifies and renews television broadcast station licenses; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

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

Media Ownership Restrictions and FCC Proceedings

        The FCC's broadcast ownership rules affect the number, type and location of broadcast and newspaper properties that we are allowed to hold or acquire. The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. In 2017, the FCC relaxed certain ownership rules. The revised rules limit the common ownership, directly or by way of attribution, operation or control of television stations serving the same area. The rules also limit the aggregate national audience reach of television stations under common ownership, directly or by way of attribution. The FCC's rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits. In general, officers, directors and stockholders holding 5% or more of the voting interests in Hemisphere are deemed to have attributable interests. The FCC's ownership limits therefore apply to our principals and certain investors in our Company. Because we are controlled by a single stockholder holding a majority of the voting power of our capital stock, the FCC's current rules do not treat other five percent or greater voting stockholders as attributable, and those ownership interests are not required to be reported to the FCC.

        In December 2017, the FCC opened a notice of proposed rulemaking to review the national television audience reach cap and the 50% discount that is given to UHF stations in determining compliance with the national audience cap. That proposed rulemaking remains pending as of the date of this Annual Report.

Local Television Ownership Rule

        Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as at least one of the stations is not one of the top-four-rated stations (based on audience share) in the television market. However, the FCC will allow case-by-case review of a transaction that involves two top-four stations where strict application of the rule would be unwarranted. The rule also permits the ownership, operation or control of two television stations in a market as long as the stations' Noise Limited Service contours do not overlap. The local television ownership rule, including the provision allowing for case-by-case waivers for acquisitions of two top- four stations, is subject to an appeal brought by several public interest organizations with the Court of Appeals for the Third Circuit, the same court that has considered challenges to prior ownership rule changes adopted by the FCC. Broadcast stations designated by the FCC as "satellite" stations are exempt from the local television ownership rule. WNJX-TV and WTIN-TV have been designated by the FCC as "satellite" stations of WAPA-TV, a division of WAPA. The FCC may also waive its local television ownership rule to permit ownership, operation or control of two television stations in a market that would not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a "failed" station, or is "failing" (i.e., stations with negative cash flow and less than a four share all day audience rating). Under the local television ownership rule, the licensee of a television station that provides more than 15% of another in-market station's weekly programming or advertising will be deemed to have an attributable interest in the other station. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its statutorily mandated quadrennial review of multiple ownership rules, including the local television ownership rule, to determine whether the rules remain necessary in the public interest.

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

        On January 18, 2017, the FCC granted our request to allow foreign investors or aliens to own up to 49.99% of our capital stock and hold 49.99% of the voting power. However, we are required to obtain specific approval from the FCC before any alien acquires more than 5% of our capital stock or more than 5% voting rights, other than certain foreign investors that the FCC approved in the declaratory ruling. We are also required to take remedial actions with the FCC if we determine that an unapproved alien has acquired more than 5% of our capital stock or voting rights. In September 2018, the FCC approved a modification of the original request to permit additional entities to own up to 49.99 percent of our capital stock and up to 49.99 percent of our voting power.

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

        To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems and direct broadcast satellite transmit that station's primary digital channel to their subscribers within the station's market (the so-called "must-carry" rule). Alternatively, a station may elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local MVPD—referred to as "retransmission consent." A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the MVPD and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. Elections were made in October 2017 for the 2018-2020 three-year period. WAPA elected retransmission consent and has entered into retransmission consent contracts with all MVPD systems serving Puerto Rico.

        MVPDs are not required to carry any programming streams other than a station's primary video programming channel. Consequently, WAPA's multicast channel WAPA Deportes is not entitled to mandatory carriage under the FCC's must-carry rules. However, we are free to negotiate with MVPDs for the carriage of additional programming streams.

        In 2014, the FCC adopted rules prohibiting a television broadcast station that is ranked among the top four stations to negotiate retransmission consent jointly with another station, if the stations are not commonly owned and serve the same geographic market. Congress tightened this restriction to prohibit joint negotiation with any television station in the same market unless the stations are under common de jure control as part of the STELA Reauthorization Act of 2014. In December 2014, the FCC issued a NPRM requesting comment on whether the definition of MVPD should be expanded to include providers that make multiple linear streams of video programming available for purchase, regardless of the technology used to distribute the programming (e.g. entities providing video programming to subscribers through internet connections). In September 2015, the FCC issued a NPRM to review one of the standards used to evaluate whether broadcast stations and MVPDs are negotiating for retransmission consent in good faith, referred to as the "totality of the circumstances test." These proceedings remain pending, and we cannot predict what impact, if any, they will have on our negotiations with video programming distributors.

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

        The FCC adopted rules concerning the incentive auction and the repacking of the television band and conducted the auction. Under the auction rules implemented by the FCC, television stations were given an opportunity to offer spectrum for sale to the government in a "reverse" auction whereafter wireless providers were permitted to bid to acquire spectrum from the government in a related "forward" auction. We filed an application to participate in the reverse auction. However, because the price to sell our spectrum fell below the value we ascribe to it, we did not sell any of our spectrum in the auction. The incentive auction concluded in the first half of 2017. The FCC is now in the process of "repacking" the remaining television broadcast spectrum, which requires that certain television stations that did not relinquish spectrum in the reverse auction modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC will reimburse stations for reasonable relocation costs. The original reimbursement limit across all stations was $1.75 billion. In March 2018, Congress authorized an additional $1 billion to be used for reimbursements related to repacking. When repacking, the FCC will make reasonable efforts to preserve a station's coverage area and population served. Stations WNJX-TV and WTIN-TV have been reassigned new channels as a result of the incentive auction. WNJX-TV and WTIN-TV transitioned to their new channels on August 1, 2018 and are currently operating with temporary facilities while construction of their permanent facilities is completed.

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

        In 2018, the FCC implemented increased forfeiture amounts for indecency violations that were enacted by Congress. The maximum permitted fine for an indecency violation is $407,270 per incident and $3,759,410 for any continuing violation arising from a single act or failure to act.

        Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. In July 2010, the U.S. Court of Appeals for the Second Circuit issued a decision finding that the FCC's indecency standard was too vague for broadcasters to interpret and therefore inconsistent with the First Amendment. In June 2011, the Supreme Court granted certiorari in this case. In June 2012, the Supreme Court issued a decision which held that the FCC could not fine ABC and FOX (two television networks that were fined for airing allegedly indecent material) for the specific broadcasts at issue because the FCC had not provided them with sufficient notice of its intent to issue fines for the use of fleeting expletives or momentary nudity. However, the Supreme Court did not make any substantive ruling regarding the FCC's current indecency policies. In April 2013, the FCC requested comments on its indecency policy, including whether to ban the use of fleeting expletives or whether it should only impose fines from broadcasts that involve repeated and deliberate use of expletives. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts its review of its indecency policy generally.

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

        Federal statutes and FCC rules also limit the amount and content of commercial matter that may be included in programming primarily produced and carried for children 12 years and younger by broadcast television stations and cable networks, including WAPA America and Cinelatino. The FCC's rules also limit the display, during children's programming on broadcast stations and cable networks, of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products. In July 2018, the FCC released a NPRM seeking comment on revisions to the children's television programming rules to modify outdated requirements and to give broadcasters greater flexibility in serving the educational and informational needs of children. The NPRM remains pending and it cannot be predicted what modifications, if any, will result from it.

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

Regulation of the Internet

        Internet services, including WAPA.TV, CINELATINO.COM, TVPASIONES.COM, CENTROAMERICATV.TV, TELEVISIONDOMINICANA.TV and SNAPTV.TV, are subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Privacy Protection Act (COPPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal, state, territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

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

        Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including our Networks. Some of our largest Distributors are combining and have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our Networks also have a small number of dominant Distributors. The success of each of our Networks is dependent, in part, on our ability to enter into new carriage agreements and maintain or renew existing agreements or arrangements with Distributors. Although our Networks currently have arrangements or agreements with, and are being carried by, many of the largest Distributors, having such a relationship or agreement with a Distributor does not always ensure that the Distributors will continue to carry our Networks. Additionally, under our Cable Networks' current contracts and arrangements, we typically offer Distributors the right to transmit the programming services comprising our Cable Networks to their subscribers, but not all such contracts or arrangements require that the programming services comprising our Cable Networks be offered to all subscribers of, or any specific tiers of, or to a specific minimum number of subscribers of a Distributor. Also, WAPA is dependent on its retransmission consent agreements that provide for per subscriber fees with annual rate escalators. No assurances can be provided that WAPA will be able to renegotiate all such agreements on favorable terms, on a timely basis, or at all. A failure to secure a renewal of our Networks' agreements, or a renewal on less favorable terms may result in a reduction in our Business's affiliate revenues and advertising revenues, and may have a material adverse effect on our results of operations and financial position.

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

  •
  our competitors' activities, including increased competition from other advertising-based mediums, particularly MVPD operators, digital platforms, and the internet;

  •
  decisions by advertisers to withdraw or delay planned advertising expenditures for any reason;

  •
  labor disputes or other disruptions at major advertisers;

  •
  changes in audience ratings, including Nielsen's ability to provide ratings; and

  •
  other factors beyond our control.

        Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. For example, as a result of the impact of Hurricanes Irma and Maria, Nielsen suspended reporting of ratings data in Puerto Rico in September 2017 through May 1, 2018. Any decline in audience ratings could cause revenue to decline, adversely impacting our Business and our operating results. Our advertising revenue and results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher operating income in the fourth quarter than in the first, second, and third quarters of each year. This seasonality is primarily attributable to advertisers' increased expenditures in anticipation of the holiday season spending. In addition, we typically experience an increase in revenue every four years as a result of advertising sales in respect of local government elections in Puerto Rico. The next political year will be 2020. As a result of the seasonality and cyclicality of our revenue, and the historically significant increase in our revenue during election years, investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

If our Networks' viewership declines for any reason, or our audience ratings decline for any reason or our Networks fail to develop and distribute popular programs, our advertising and subscriber fee revenues could decrease.

        Our Networks' viewership and audience ratings, as applicable, are critical factors affecting both (i) the advertising revenue that we receive, and (ii) the extent of affiliate revenue we receive, as applicable, under agreements with our Distributors. Our ratings are dependent, in part, on our ability to consistently create and acquire programming that meets the changing preferences of viewers in general and viewers in our Networks' target demographic category.

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

Our Networks may not be able to grow their subscribers and/or affiliate revenue, or such subscribers and/or revenues may decline and, as a result, our revenues and profitability may not increase and could decrease.

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

        In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and our Networks are not able to predict with any accuracy when such increases in our subscriber bases may occur, if at all, or if we can maintain or increase our current affiliate revenues, as applicable. If our Networks are unable to grow our subscriber bases or if we reduce our affiliate revenues, as applicable, our revenues may not increase and could decrease.

Demand for our programming and our Business, financial condition and results of operations are affected by changes that impact Hispanic living in the United States.

        We believe one of our growth drivers will result from projected increases in the U.S. Hispanic population and projected increases in their buying power. Factors that impact the U.S. Hispanic population, including a slowdown in immigration into the U.S. in the future, the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America could affect the growth of the U.S. Hispanic population and, as a result, the demand for our programming. Immigration reform has been a continued area of focus for the current U.S. presidential administration. In 2017, a series of executive orders temporarily banning travel to the U.S. from several countries in the Middle East and Africa were signed into order. Additionally in 2017, the Department of Homeland Security issued several guidance memos that expand the federal government's ability to empower state and local law enforcement agencies to perform the functions of immigration officers and provide federal immigration agents wide latitude to arrest, detain and deport undocumented immigrants and legal immigrants with criminal records, which may disproportionally affect immigrants from Latin America. In 2018, immigration reform continued to attract significant attention in the public arena and the U.S. Congress. Although the details and timing of potential changes to immigration law are difficult to predict, restrictions on travel and eligibility for U.S. visa programs may lead to a slowdown of projected immigration levels in the U.S. Hispanic population. If the U.S. Hispanic population grows more slowly than anticipated, the projected buying power of the U.S. Hispanic population may not grow as anticipated. In addition, economic conditions, such as unemployment, that disproportionately impact the U.S. Hispanic population could slow the growth of, or reduce, the projected buying power of U.S. Hispanics. If the U.S. Hispanic population or its buying power grows more slowly than anticipated, it could have a material adverse effect on our business, financial condition and results of operations.

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

        On January 18, 2017, the FCC granted our request to allow foreign investors or aliens to own up to 49.99% of our capital stock and hold 49.99% of our voting power. However, we are required to obtain specific approval from the FCC before any alien acquires more than 5% of our capital stock or more than 5% voting rights, other than certain foreign investors that the FCC approved in the declaratory ruling and a modification to the declaratory ruling requesting approval for additional parties which the FCC approved on September 18, 2018. We are also required to take remedial actions with the FCC if we determine that an unapproved alien has acquired more than 5% of our capital stock or voting rights.

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

        Furthermore, WAPA's ability to successfully negotiate and renegotiate future retransmission consent agreements may be hindered by potential legislative or regulatory changes to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. The FCC, however, sought comment on whether it should (1) strengthen existing regulatory provisions requiring broadcasters and MVPDs to negotiate retransmission consent in "good faith," (2) enhance notice obligations to consumers of potential disruptions in service, and/or (3) extend the prohibition on ceasing carriage of a broadcast station's signal during an audience measurement period to Direct broadcast satellite ("DBS") systems. In accordance with the STELA Reauthorization Viewer Act of 2014, in 2015, the FCC eliminated the rules which had precluded cable operators from deleting or repositioning local television stations during "sweeps" rating period. The FCC also issued a NPRM to review the totality of the circumstances test which is used determine whether television stations and MVPDs are negotiating retransmission consent agreements in good faith.

Our Networks are subject to FCC sanctions or penalties if they violate the FCC's rules or regulations.

        If we or any of our officers, directors, or attributable interest holders materially violate the FCC's rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements, children's programming requirements, public file requirements, which impact broadcasters, and also rules that relate to the emergency alert system and closed captioning, and equal employment opportunity outreach and recordkeeping requirements, which impact MVPDs. For example, in 2019, the statutory maximum fine for broadcasting indecent material increased from $397,251 to $407,270 per incident. In 2014, the FCC issued fines against three cable network owners, with the fines ranging from $280,000 to $1,120,000, for violating FCC rules relating to the emergency alert system. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our Business facilities or FCC fines. Additionally, the effect of recent judicial decisions regarding the FCC's indecency enforcement practices remain unclear and we are unable to predict the impact of these decisions on the FCC's enforcement practices, which could have a material adverse effect on our Business.

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

        Recently, Hurricanes Irma and Maria caused substantial damage to property and infrastructure in Puerto Rico, including limited damage to our studios and offices and to two of our three transmission towers and significant damage beyond repair to the third of our transmission towers. While WAPA-TV is not currently operating from its FCC-licensed facilities, we have modified the WAPA-TV facilities to broadcast over-the-air, and have received authorization from the FCC to construct modified facilities for WAPA-TV at a new transmitter site. WAPA-TV is operating from the new site with interim facilities until construction of the permanent facilities is completed. The hurricanes destroyed residential and commercial buildings, agriculture, communications networks and most of Puerto Rico's electric grid. We have prepared claims under our property and casualty policies totaling approximately $9.8 million. Through 2018, we have received a total of $5.8 million, and we are optimistic that we will receive payment in the fiscal year ending December 31, 2019 on most of the remaining balance of our property losses, subject to deductibles and other costs. Beyond physical damage, the extraordinary situation in Puerto Rico has adversely affected WAPA's business in the fiscal year ended December 31, 2017 and year ending December 31, 2018. Following the hurricanes, there was a steep drop off in advertising revenue in Puerto Rico. There was also significant impact on affiliate revenues in Puerto Rico for the year ended December 31, 2017 and continued impact to the advertising market. Generally, for both advertising and affiliate revenues in Puerto Rico, we do not expect significant improvement until power is more widely restored and Nielsen recommences ratings measurements on the island. While we anticipate that a significant portion of the adverse impact to the operations of our business will be mitigated through business interruption insurance, it will not offset the full extent of the income loss. Furthermore, there can be no assurances of the timing and amount of proceeds we may recover under any our insurance policies. Finally, as a result of the hurricanes, a significant number of citizens have left, or may leave, Puerto Rico, and there can be no assurance about when they will return, if at all. As a result, the disruption from the storms, coupled with the uncertainty regarding the timing of the recovery and possible declines in television households, could have a material adverse effect on our results of operations and financial position

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

        The Puerto Rican economy has been and continues to be in a recession since 2006, and has been burdened by limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other potential fiscal challenges. Moreover, Hurricane Maria caused a significant disruption to the island's economic activity and GNP. For more information on the Puerto Rican economy, see "—Industry—Puerto Rico Overview—Economy".

        Additionally, Puerto Rico's track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges. On October 23, 2018, the Oversight Board voted to certify the most recent Commonwealth fiscal plan, which reflects a $17.0 billion surplus over a six-year period assuming some levels of debt service. This fiscal plan has been approved and certified by the Financial Oversight and Management Board of Puerto Rico. According to the projections of this fiscal plan, Puerto Rico should receive $12B during the fiscal year 2019. Although some of the impact of the hurricanes, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the total amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the hurricanes. Although the current fiscal plan estimates a GNP growth of 7.8% and 5.5% in fiscal years 2019 and 2020, respectively, other economic estimates have these numbers at much lower levels between 2.8%-3.1% for 2019, and 3.4%-4.2% for 2020. This more conservative estimate assumes lower than expected reconstruction investment and external factors like US recession in 2019. There can be no assurance that any past or new actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will achieve their intended effect.

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

  •
  the risk of insurrections;

  •
  difficulties in collecting revenues and seeking recourse against third parties owing payments to us;

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

        As a result of the FCC spectrum auction which was concluded in January 2017, the FCC will "repack" television stations that did not relinquish spectrum in the auction in remaining television broadcast spectrum, which requires certain television stations that did not relinquish spectrum to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs. The original reimbursement limit across all stations was $1.75 billion. In March 2018 Congress authorized an additional $1 billion to be used for reimbursements related to repacking and directed that a portion of the additional funds be used to reimburse low power television stations, television translator stations and FM stations that are required to modify their facilities on a temporary or permanent basis to accommodate changes made by television stations being repacked as well as for consumer education efforts. The FCC, when repacking the television broadcast spectrum, will use reasonable efforts to preserve a station's coverage area and population served. The FCC has assigned new channels to stations that are required to be "repacked" and stations are in the process of moving to their new channels, which will take place over the course of the next several years. We did not relinquish any of our spectrum in the auction. Two of our licenses, WNJX-TV and WTIN-TV, have been reassigned new channels as a result of the incentive auction, have transitioned to new channels using interim facilities and we are in the process of completing the construction of permanent facilities for WNJX-TV and WTIN-TV on their post-auction channels.

        We cannot predict whether following the repacking the coverage area and population served by our stations will be completely preserved or whether the $2.75 billion set aside for reimbursing repacking expenses will be sufficient to cover all repacking expenses. Nevertheless, we do not believe that the auction will have a material negative impact on our Business, because with post-auction channel assignments our stations will remain in the more desirable UHF band; our three television stations have overlapping coverage areas, so it is unlikely that we will lose service to a significant portion of the households that we serve. If the FCC is unable to reimburse all of our repacking expenses, the amount of the shortfall is unlikely to be material to our Business as a whole.

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

        Pursuant to the last available notice (for the Plan year ended December 31, 2017), WAPA's contributions to the Plan exceeded 5% of total contributions made to the Plan. For more information, see Note 11, "Retirement Plans" of Notes to Consolidated Financial Statements, included in this Annual Report.

A large portion of our revenue is generated from a limited number of customers, and the loss of these customers could adversely affect our Business.

        Our Networks depend upon agreements with a limited number of Distributors. For the year ended December 31, 2018, two of our Distributors accounted for more than 10% of our total net revenues. The loss of channel carriage with any significant Distributor, or our inability to renew an affiliation agreement with any significant Distributor on acceptable terms, would have a materially adverse effect on our Business, financial condition and results of operations.

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

        We have equity investments in several entities and the accounting treatment applied for these investments varies depending on a number of factors, including, but not limited to, our percentage ownership and the level of influence or control we have over the relevant entity. Any losses experienced by these entities could adversely impact our results of operations and the value of our investment. For example, our results of operations and the value of our investment in the Canal 1 joint venture may be affected by the inability to monetize its ratings and secure a fair share of broadcast advertising revenue and the failure to renew the concession agreement on favorable terms. Similarly, our results of operations and the value of our investment in the Pantaya joint venture may be affected by the inability to sufficiently grow subscribers to the Spanish-language video subscription service. In addition, if these entities were to fail and cease operations, we may lose the entire value of our investment and the stream of any shared profits. Some of our ventures may require additional uncommitted funding.

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

        Our Networks host, or may host in the future, internet sites that enable individuals to exchange information, generate content, comment on content, and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our Networks' internet site users, including WAPA.TV, CINELATINO.COM, TVPASIONES.COM, CENTROAMERICATV.TV, TELEVISIONDOMINICANA.TV, and SNAPTV.TV. Defenses of such actions could be costly and involve significant time and attention of our Networks' management, our management and other resources.

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

        Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of Section 404 in a timely manner, if we fail to remedy any material weakness and maintain effective internal control over our financial reporting in the future, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, investors could lose confidence in the reliability of our financial statements, our access to the capital markets may be restricted, the trading price of our Class A common stock may decline, and we may be subject to sanctions or investigations by regulatory authorities, including the SEC or NASDAQ. In addition, failure to comply with our reporting obligations with the Commission may cause an event of default to occur under our Second Amended Term Loan Facility, or similar instruments governing any debt we incur in the future.

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

Risks Related to Our Securities and Corporate Structure

If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock could decline.

        If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock could decline. The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about our Business, our market, or our competitors. As of December 31, 2017, only two industry analysts published research on our Business. If any of the analysts who may cover our Business change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who may cover our Business were to cease coverage of Hemisphere or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The stock price of our Class A common stock may be volatile.

        The stock price of our Class A common stock may be volatile and subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our Class A common stock include:

  •
  market and economic conditions, including market conditions in the cable television programming and broadcasting industries;

  •
  actual or expected variations in quarterly operating results;

  •
  liquidity of our Class A common stock;

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

The market liquidity for our Class A common stock is relatively low and may make it difficult to purchase or sell our Class A common stock.

        The average daily trading volume in our Class A common stock during the year ended December 31, 2018 was approximately 41,427 shares. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock or the prices at which holders may be able to sell our Class A common stock and the limited market liquidity for our securities could affect a holder's ability to sell at a price satisfactory to that holder.

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

        Our controlling stockholder, Gato Investments LP, controls the majority of the voting power of all of our outstanding capital stock. The controlling stockholders' Class B common stock vote on a 10 to 1 basis with our Class A common stock, which means that each share of our Class B common stock has 10 votes and each share of our Class A common stock has 1 vote. All shares of our capital stock vote together as a single class. Accordingly, our controlling stockholder generally has the ability for the foreseeable future to influence the outcome of any of our corporate actions which require stockholder approval, including, but not limited to, the election of directors, significant corporate transactions, such as a merger or other sale of the Company or the sale of all or substantially all of our assets. This concentrated voting control will limit your ability to influence corporate matters and could adversely affect the market price of our Class A common.

        Our controlling stockholder may delay or prevent a change in control in our Business. In addition, the significant concentration of stock ownership may adversely affect the value of our Class A common stock due to a resulting lack of liquidity of our Class A common stock or a perception among investors that conflicts of interest may exist or arise. If our controlling stockholder sells a substantial amount of our Class A common stock (upon conversion of their Class B common stock, which may be converted at any time in their sole discretion) in the public market, or investors perceive that these sales could occur, the market price of our Class A common stock could be adversely affected.

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

        We have entered into a Registration Rights Agreement and joinders thereto with certain parties, including our controlling stockholder. If requested properly under the terms of the Registration Rights Agreement, certain of these stockholders have the right to require us to register the offer and sale of all or some of their Class A common stock (including upon conversion of their Class B common stock) under the Securities Act in certain circumstances and also have the right to include those shares in a registration initiated by us. If we are required to include the shares of capital stock held by these stockholders pursuant to these registration rights in a registration initiated by us, sales made by such stockholders may adversely affect the price of our Class A common stock and our ability to raise needed capital. In addition, if these stockholders exercise their demand registration rights and cause a large number of shares to be sold in the public market or demand that we include their shares for registration on a shelf registration statement, such sales or shelf registration may have an adverse effect on the market price of our Class A common stock.

        Any other future sales of substantial amounts of our Class A common stock into the public market, or perceptions in the market that such sales could occur, may adversely affect the prevailing market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

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

        We are a holding company with no business operations of our own. Our only significant asset is, the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Although our Second Amended Term Loan Facility permits certain restricted payments from our subsidiaries to us to pay for our administrative expenses, corporate overhead, franchise taxes, public company costs, directors' fees and certain insurance premiums and deductibles, it restricts our subsidiaries ability to remit dividends to us in other instances at certain leverage ratios. Additionally, dividends to us from WAPA are also subject to certain local taxation. Consequently, our ability to pay dividends is limited by funds that our subsidiaries are permitted to dividend to us, and in certain instances, will subject us to certain tax liabilities.

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

        We own the property that houses our studios and offices in San Juan, Puerto Rico. We also lease the land for our transmission towers in Cayey, Puerto Rico, Jayuya, Puerto Rico and Maricao, Puerto Rico pursuant to long-term lease facilities. High sustained winds of Hurricane Maria caused one of our three transmission towers to fall, completely destroying the tower and the transmission equipment housed on the tower. Immediately following the storm, we were transmitting WAPA's signal via the multicast spectrum of another broadcast television network. During 2018, we entered into a long-term agreement to co-locate our antenna on another broadcast tower from which, we have been transmitting WAPA's signal as of November 1, 2018. Our headquarters at WAPA did not suffer any material damages from the impact of the hurricanes in 2017. WAPA's current facilities are adequate to meet our needs for the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for our activities.

        The following table sets forth our principal places of business at December 31, 2018:

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our Class A common stock is listed and traded on NASDAQ under the symbol "HMTV." There is no publicly traded market for our Class B common stock. At March 7, 2019, there were 19,710,855 shares of Class A common stock outstanding, and the closing sale price of our ordinary shares was $13.30. Also as of that date, we had approximately 27 and 4 ordinary shareholders of record of our Class A common stock and Class B common stock, respectively. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name. We have not declared any dividends and we have no present intention to pay dividends on our Class A common stock or Class B common stock. Our Second Amended Term Loan Facility restricts our ability to declare dividends in certain situations.

Price Range of our Class A Common Stock

        The table below sets forth the intra-day high and low sales prices per share of our Class A common stock for the periods indicated as reported on NASDAQ:

	High	Low
Fiscal Year ended December 31, 2018
First Quarter	$12.20	$10.50
Second Quarter	$13.95	$10.70
Third Quarter	$14.20	$11.30
Fourth Quarter	$14.25	$11.33

	High	Low
Fiscal Year ended December 31, 2017
First Quarter	$11.95	$10.75
Second Quarter	$12.40	$10.95
Third Quarter	$13.20	$11.75
Fourth Quarter	$12.70	$10.65

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (b)
Equity compensation plans approved by security holders	2,910,000	$11.62	2,676,204
Equity compensation plans not approved by security holders	—	—	—

Total	2,910,000	$11.62	2,676,204

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

Recent Sales of Unregistered Securities

        None.

Company Purchases of Equity Securities

        Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended December 31, 2018:

Period(a)	Total Number of Shares Purchased(b)	Average Price Paid per Share(c)	Total Number of shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program(d)
October 1, 2018—October 31, 2018	4,941	$12.89	4,941	$922,836
November 1, 2018—November 30, 2018	—	$—	—	$922,836
December 1, 2018—December 31, 2018	22,554	$12.22	22,554	$647,334

Total	27,495	$12.34	27,495

(a)
The stock repurchase plan was announced on June 20, 2017.

(b)
The Board of Directors authorized the repurchase of up to $25 million of the Company's Class A common stock.

(c)
Average Price Paid per Share includes broker commission of $0.02 per share.

(d)
The plan expires on May 24, 2019.

        The table above does not include the additional $25 million authorized for opportunistic share repurchases on August 15, 2018.

Item 6.    Selected Financial Data.

  Not applicable

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

  •
  Consolidated Results of Operations.  The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2018 compared to the year ended December 31, 2017.

  •
  Liquidity and Capital Resources.  The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017

OVERVIEW

Our Company

        We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets. Headquartered in Miami, Florida, we own and operate a variety of media businesses, and hold minority interests in certain media properties. Our portfolio consists of:

  •
  Cinelatino:  the leading Spanish-language cable movie network with over 21 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television entertainment network in the U.S. overall, based on coverage ratings.

  •
  WAPA:  the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement nine years ago. WAPA is Puerto Rico's news leader and the largest local producer of news and entertainment programming, producing nearly 60 hours in the aggregate each week. Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball ("MLB"), National Basketball Association ("NBA") and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, featuring content produced by WAPA.

  •
  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S. WAPA America's programming includes features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to over 4.4 million subscribers, excluding digital basic subscribers.

  •
  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features many of the best telenovelas licensed from top producers throughout the world, and is currently the highest rated cable television network devoted to telenovelas in prime time. Pasiones has over 20 million subscribers across the U.S. and Latin America.

  •
  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 4.3 million subscribers.

  •
  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to approximately 2.3 million subscribers.

  •
  Canal 1:  the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017.

  •
  Pantaya:  a cross-platform Spanish-language video subscription service that allows audiences to access many of the best and most current Spanish-language films and includes content from our movie library, as well as Pantelion's U.S. theatrical titles, Lionsgate's movie library, and Grupo Televisa's theatrical releases in Mexico. We own a 25% interest in Pantaya in partnership with Lionsgate. The service launched in August 2017.

  •
  Snap Media:  a distributor of content to broadcast and cable television networks and OTT and SVOD platforms in Latin America. Snap will be responsible for the distribution of content owned and/or controlled by our networks, as well as content to be produced by the production joint venture between Snap Media and MarVista. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, we entered into a joint venture with MarVista, a shareholder of Snap Media, to produce original movies and series.

  •
  REMEZCLA:  a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.

        Our two primary sources of revenues are advertising revenues and affiliate revenues. All of our Networks derive revenues from advertising. Advertising revenues are generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenues are tied to the success of our programming, including the popularity of our programming as measured by Nielsen. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers' demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico's political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2016, we experienced higher advertising sales as a result of political advertising spending during the 2016 gubernatorial elections. The next election in Puerto Rico will be in 2020.

        All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as "affiliation agreements," which typically provide for annual rate increases. The specific affiliate revenues we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor's paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in affiliate revenues are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks' viewership and giving our Networks' subscribers a premium, high-value experience. The continued growth in our affiliate revenues will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements.

        In 2018, we generated approximately 93% of our net revenues from the United States. For the years ended December 31, 2018 and 2017, we generated $136.2 million and $114.2 million, respectively, from the United States. For the years ended December 31, 2018 and 2017, we generated $10.9 million and $10.3 million, respectively, from outside the United States.

        WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement nine years ago and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate revenues. WAPA's primetime household rating in 2018 was four times higher than the most highly rated English-language U.S. broadcast network in the U.S., NBC, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in affiliate revenues, similar to the growth in affiliate revenues that the four major U.S. networks (ABC, CBS, NBC and Fox) have experienced in the U.S.

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

        Hispanics represent over 18% of the total U.S. population and over 10% of the total U.S. buying power, but the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption.

        Management expects our U.S. networks to benefit from significant growth in subscribers, as the U.S. Hispanic population continues its long-term growth. The U.S. Census Bureau estimated that over 58 million Hispanics resided in the United States in 2017, representing an increase of more than 23 million people between 2000 and 2017, and that number is projected to grow to 75 million by 2030. U.S. Hispanic television households grew by 26% during the period from 2010 to 2019, from 12.9 million households to 16.2 million households. Similarly, Hispanic pay-TV subscribers increased 4% since 2010 to 11.2 million subscribers in 2019. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for all of our Networks.

        Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 32% from 2013 to 2018, and are projected to grow an additional 10 million from 57 million in 2018 to 67 million by 2022 representing projected growth of 18%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 30% and 28%, respectively, of total pay-TV subscribers throughout Latin America (excluding Brazil).

        MVS, one of our stockholders, provides operational, technical and distribution services to Cinelatino pursuant to several agreements. An agreement that had granted MVS the non-exclusive right to distribute the service throughout Latin America was amended effective January 1, 2017, pursuant to which MVS retained the non-exclusive right to distribute Cinelatino to third party distributors in Mexico, and we assumed the distribution of Cinelatino to third party distributors elsewhere in Latin America.

        In November 2018, an agreement between Cinelatino and Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes Cinelatino, and pays subscriber fees to Cinelatino, was renewed and extended until February 28, 2022.

Hurricanes Irma and Maria

        On September 6, 2017, Hurricane Irma resulted in a loss of power to over 70% of the homes in Puerto Rico. Two weeks later, on September 20, 2017, Hurricane Maria made landfall in Puerto Rico causing widespread devastation and loss of power to 100% of the island. Additionally, the high sustained winds of Hurricane Maria caused one of our three transmission towers to fall, completely destroying the tower and the transmission equipment housed on the tower. Immediately following the storm, we were transmitting WAPA's signal via the multicast spectrum of another broadcast television network. During 2018, we entered into a long-term agreement to co-locate our antenna on another broadcast tower from which, we have been transmitting WAPA's signal as of November 1, 2018.

        The back-to-back hurricanes in Puerto Rico adversely affected WAPA's business from September through the end of 2017, and the negative effects continued on into 2018. While advertising revenue started to normalize in the second quarter, our results were negatively impacted by the lingering effects of Hurricane Maria in 2018. In the fourth quarter of 2018, we received $5.8 million in insurance proceeds on our business interruption policies. There can be no assurances of the timing and amount of additional proceeds we may recover under our insurance policies.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Years Ended December 31, 2018 and December 31, 2017 (amounts in thousands)

	Years Ended December 31,
			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2018	2017
Net revenues	$147,079	$124,464	22,615	18.2%

Operating expenses:
Cost of revenues	42,174	39,965	(2,209)	(5.5)%
Selling, general and administrative	44,499	39,437	(5,062)	(12.8)%
Depreciation and amortization	16,081	16,228	147	0.9%
Other expenses	1,473	3,501	2,028	57.9%
(Gain) from FCC spectrum repack and other	(1,880)	(23)	1,857	NM

Total operating expenses	102,347	99,108	(3,239)	(3.3)%

Operating income	44,732	25,356	19,376	76.4%

Other (expense) income:
Interest expense, net	(12,132)	(10,905)	(1,227)	(11.3)%
Loss on equity method investments	(35,206)	(11,885)	(23,321)	NM
Gain from insurance proceeds	2,080	3,250	(1,170)	(36.0)%
Loss on impairment of assets	—	(546)	546	NM

Total other expense	(45,258)	(20,086)	(25,172)	(125.3)%

(Loss) income before income taxes	(526)	5,270	(5,796)	(110.0)%
Income tax expense	(10,271)	(18,706)	8,435	45.1%

Net loss	(10,797)	(13,436)	2,639	19.6%
Net income attributable to non-controlling interest	(109)	—	(109)	NM

Net loss available to Hemisphere Media Group	$(10,906)	$(13,436)	2,530	18.8%

NM = not meaningful

Net Revenues

        Net revenues were $147.1 million for the twelve months ended December 31, 2018, an increase of $22.6 million, or 18%, as compared to net revenues of $124.5 million for the same period in 2017. Advertising revenue increased $11.7 million, or 24%, benefitting from a favorable comparison with the prior year, which was negatively impacted by Hurricane Maria in September 2017, growth in ad sales at our cable networks, and the impact of the current period adoption of the new revenue recognition standard, which required certain costs that were netted against revenue in prior periods to be reclassified to operating expenses, and as a result increased advertising revenue by $3.8 million. Affiliate revenue increased $3.5 million, or 5%, due to rate increases and subscriber growth. Other revenue increased $7.4 million primarily due to insurance proceeds of $5.8 million received on our business interruption policies in connection with the disruptions caused by Hurricanes Irma and Maria to our business in Puerto Rico, as well as, higher content licensing fees, and revenue contributed by Snap Media, which was acquired in November 2018.

	Subscribers(a) (amounts in thousands)
	December 31, 2018	December 31, 2017
U.S. Cable Networks:
WAPA America(b)	4,417	4,362
Cinelatino	4,639	4,424
Pasiones	4,360	4,450
Centroamerica TV	4,276	4,127
Television Dominicana	2,273	1,876

Total	19,965	19,239
Latin America Cable Networks:
Cinelatino	16,769	16,087
Pasiones	15,958	14,776

Total	32,727	30,863

(a)
Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)
Excludes digital basic subscribers.

Operating Expenses

        Cost of Revenues:    Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the year ended December 31, 2018, cost of revenues were $42.2 million, an increase of $2.2 million, or 6%, compared to $40.0 million for the year ended December 31, 2017. The increase was due to incremental expenses of $0.7 million incurred in 2018 related to Hurricane Maria, primarily tower rental costs to maintain transmission of WAPA's signal in Puerto Rico, the current period adoption of the new revenue recognition standard, which resulted in an increase in costs of $1.3 million, and the acquisition of certain programming rights that we did not own in 2017.

        Selling, General and Administrative:    Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. For the year ended December 31, 2018, selling, general and administrative expenses increased $5.1 million, or 13%, in part due to the current period adoption of the new revenue recognition standard, which required certain costs that were netted against revenue in prior periods to be reclassified and as a result increased selling, general and administrative expenses of $2.5 million. The increase was also due to higher personnel expenses, increased marketing expenses and higher insurance costs.

        Depreciation and Amortization:    Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. For the year ended December 31, 2018, depreciation and amortization expense decreased $0.1 million, due to the expiration of the useful lives of certain fixed assets, which were reflected in depreciation expense in a portion of the prior year period.

        Other Expenses:    Other expenses include legal and financial advisory fees, and other fees incurred in connection with acquisition and corporate finance activities, including debt and equity financings. For the year ended December 31, 2018, other expenses decreased $2.0 million primarily due to costs incurred in connection with the refinancing of our Term Loan Facility in the prior year, as well as, lower costs incurred in connection with acquisition and investment activity

        Gain from FCC Spectrum Repack and Other:    For the year ended December 31, 2018, was $1.9 million primarily related to the reimbursement of $1.5 million from the FCC for equipment purchases required as a result of the FCC mandated spectrum repack, and an incentive payment of $0.3 million for vacating spectrum earlier than required in connection with the mandated channel repositioning of WAPA's signal in Puerto Rico.

Other (expense) income, net

        Interest Expense, net:    Interest expense for the year ended December 31, 2018, increased $1.2 million, or 11%. The increase was due to higher average interest rates, reflecting the increase in LIBOR rates, offset in part by lower average principal debt balance.

        Loss on Equity Method Investments:    Loss on equity method investments for the year ended December 31, 2018, increased $23.3 million. The increase was due to the full year operational activity in the current year compared with limited operational activity in the prior year. For more information, see Note 7, "Equity method investments" of Notes to Consolidated Financial Statements, included in this Annual Report.

        Gain from Insurance Proceeds:    Gain from insurance proceeds for the year ended December 31, 2018 was $2.1 million and reflects proceeds received in connection with our property insurance policies covering equipment damaged during Hurricane Maria. In 2017, we received insurance proceeds of $3.3 million. The decrease was due to the timing of insurance policy recoveries. See Note 5, "Property Plant and Equipment" of Notes to Consolidated Financial Statements, included in this Annual Report.

        Loss on Impairment of Assets:    Loss on impairment of assets for the year ended December 31, 2018, decreased $0.5 million related to the impairment of assets damaged during Hurricane Maria in 2017. There was no impairment of assets in 2018.

Income Tax Expense

        For the year ended December 31, 2018, income tax expense decreased $8.4 million. The decrease in income taxes is due primarily to the Tax Cuts and Jobs Act, enacted in December 2017, which amended the Internal Revenue Code and lowered the U.S. Corporate Federal Tax rate, and as a result, reduced the forecasted opportunity for the Company to utilize foreign tax credits created by income taxes paid in Puerto Rico. This resulted in a valuation allowance of our net deferred tax assets, which increased income tax expense by $4.1 million and $13.6 million in 2018 and 2017, respectively. For more information, see Note 8, "Income Taxes" of Notes to Consolidated Financial Statements, included in this Annual Report.

Net Loss

        Net loss for the year ended December 31, 2018, was $10.8 million, compared to net loss of $13.4 million in the comparable period in 2017.

Net Income Attributable to Non-controlling Interest

        Net income attributable to non-controlling interest for the year ended December 31, 2018, was $0.1 million related to the 25% interest in Snap Media held by minority shareholders. Snap Media was acquired in November 2018.

Net Loss Available to Hemisphere Media Group

        Net loss available to Hemisphere Media Group for the year ended December 31, 2018, was $10.9 million, compared to $13.4 million in the comparable period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

        Our principal sources of cash are cash on hand, and cash flows from operating activities. As of December 31, 2018, the Company had $94.5 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

        On June 20, 2017, the Company announced a stock repurchase program. Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases, privately negotiated transactions at prevailing prices, subject to stock price, business and market conditions and other factors. As of December 31, 2018, the total amount authorized under the stock repurchase program was $25 million, and the Company had $0.6 million of remaining authorization for future repurchases under the existing stock repurchase program, which will expire on May 24, 2019. On August 15, 2018, an additional $25 million was authorized for opportunistic share repurchases.

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

Cash Flows

	2018	2017
Amounts in thousands
Cash provided by (used in):
Operating activities	$36,790	$25,711
Investing activities	(61,625)	(39,232)
Financing activities	(4,986)	(25,270)

Net (decrease) increase in cash	$(29,821)	$(38,791)

Comparison for the Year Ended December 31, 2018 and December 31, 2017

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

        Net cash provided by operating activities for the year ended December 31, 2018 was $36.8 million, an increase of $11.1 million, as compared to $25.7 million in the same period in 2017, due primarily to a $9.1 million increase in non-cash items and a $2.6 million decrease in net loss, offset by a $0.6 million decrease in net working capital. Non-cash items increased primarily as a result of an increase in loss on equity investments of $23.3 million, a decrease in gain on insurance proceeds of $1.2 million, and an increase in program amortization of $0.7 million, partially offset by a decrease in deferred taxes of $13.4 million, gain from FCC spectrum repack of $1.5 million, a decrease in loss on impairment of fixed assets of $0.5 million, and a decrease in bad debt expense of $0.3 million.

        Working capital decreased primarily as a result of an increase in accounts receivable of $14.6 million due to the growth in net revenue in the fourth quarter as compared to the comparable period in the prior year, which was adversely impacted by Hurricane Maria, an increase in programming rights $4.2 million, a decrease in other liabilities of $2.1 million, a decrease in accounts payable $1.1 million, and a decrease in net due to related parties of $0.9 million, partially offset by a decrease in prepaid taxes and other assets of $11.7 million, an increase in other accrued expenses of $6.3 million, an increase in income taxes payable of $3.8 million, and an increase in programming rights payable of $0.5 million.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2018 was $61.6 million, as compared to net cash used of $39.2 million in the same period in 2017. The increase is due to an increase in funding of equity investments of $13.8 million, an increase in capital expenditures of $8.1 million, a decrease in insurance proceeds received on our property and casualty policies of $1.2 million, and the Snap Media acquisition of $0.8 million, which were partially offset by proceeds received from the FCC related to the spectrum repack of $1.5 million.

Financing Activities

        For the year ended December 31, 2018, net cash used in financing activities was $5.0 million, as compared to net cash used of $25.3 million in the prior year. The decrease was primarily due to a decline in repurchases of common stock of $19.4 million and fees incurred in the prior year in connection with the refinancing of the Second Amended Term Loan Facility of $1.1 million.

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

        The Second Amended Term Loan Facility requires the Borrowers to make amortization payments (in quarterly installments) equal to 1.00% per annum with any remaining amount due at final maturity. The Second Amended Term Loan Facility principal payments commenced on March 31, 2017, with a final installment due on February 14, 2024. Voluntary prepayments are permitted, in whole or in part, subject to certain minimum prepayment requirements.

        In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.5x at December 31, 2018, which corresponds to an excess cash flow percentage of 0% and therefore, no excess cash flow payment will be required to be paid in 2019.

        In accordance with Accounting Standards Codification ("ASC") 470—Debt, the refinancing arrangement was deemed a modification of the Term Loan Facility and as such, an additional $1.1 million of original issue discount ("OID") incurred in connection with the Second Amended Term Loan Facility was added to the existing OID. As of December 31, 2018, the OID balance was $1.7 million, net of accumulated amortization of $1.8 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. Financing costs of $1.4 million incurred in connection with the Second Amended Term Loan Facility were expensed in the period in accordance with ASC 470—Debt and were included in Other expenses in the consolidated statement of operations at December 31, 2017. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.3 million, net of accumulated amortization of $2.0 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at December 31, 2018 as presented on the consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

Contractual Obligations

        Not applicable.

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

  Not applicable

Item 8.    Financial Statements.

        The response to this item is provided in this Annual Report on Form 10-K under Item 15 Exhibits, Financial Statements and Schedules and is incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of December 31, 2018. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. As permitted by SEC guidance for newly acquired businesses, management's assessment of the Company's disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of SNAP Media that are subsumed by internal control over financial reporting. SNAP Media accounted for less than 2% of consolidated total assets as of December 31, 2018, and less than 1% of consolidated total revenues for the year ended on December 31, 2018.

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

Changes in Internal Controls

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of the Independent Registered Public Accounting Firm

        The effectiveness of our internal control over financial reporting, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-4 under the caption "Report of Independent Registered Public Accounting Firm," which is incorporated herein by reference.

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

(b)
List of Exhibits.    The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 19, 2017 (File No. 001-35886)).

3.2	Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).

4.1	Specimen Hemisphere Class A common stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

4.2	Specimen Hemisphere Class B common stock Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

4.3	Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission on April 6, 2016 (File No. 001-35886)).

10.1	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed with the Commission on March 15, 2013 (File No. 333-186210)).

10.2	Registration Rights Agreement by and among the Company and the parties identified therein, dated January 22, 2013 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

Exhibit No.	Description of Exhibits
10.3	Credit Agreement, dated as of July 30, 2013, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, Deutsche Bank Securities Inc. as joint lead arranger and lead bookrunner, GE Capital Markets, Inc., as joint lead arranger, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, General Electric Capital Corporation, as syndication agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).

10.4	Amendment No. 1 to the Credit Agreement, dated as of July 31, 2014, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, J.P. Morgan Securities LLC as joint lead arranger and joint bookrunner, Deutsche Bank Securities Inc., as joint lead arranger, joint bookrunner and syndication agent and CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2014 (File No. 001-35886)).

10.5	Amendment No. 2 to the Credit Agreement, dated as of February 14, 2017, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada as joint lead arrangers and joint bookrunners, CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 14, 2017 (File No. 001-35886)).

10.6	Guaranty Agreement, dated as of July 30, 2013, by and among HMTV, LLC, a Delaware limited liability company, Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the subsidiary guarantors from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).

10.7	Stockholders Agreement, dated as of September 6, 2016, by and among the Company, Gato Investments LP, InterMedia Hemisphere Roll-Over, L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern and Searchlight II HMT, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).

10.8	Amendment No. 1 to Stockholders Agreement and Waiver of Minimum Condition, dated as of October 21, 2016, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2016 (File No. 001-35886)).

Exhibit No.		Description of Exhibits
10.9	†	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.10	†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.11	†	Form of Executive Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.12	†	Form of Executive Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.13	†	Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alan J. Sokol (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016 (File No. 001-35886)).

10.14	†	Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Craig D. Fischer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016 (File No. 001-35886)).

10.15	†	Amended and Restated Consulting Agreement, dated as of November 16, 2016, by and between the Company and James M. McNamara (incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.16	†	Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alex J. Tolston (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016 (File No. 001-35886)).

10.17	†	Offer Letter, dated December 1, 2015, by and between the Company and Lucia Ballas-Traynor (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Commission on March 14, 2016 (File No. 001-35886)).

10.18	†	Employment Agreement, dated November 29, 2017, by and between the Company, Televicentro of Puerto Rico, LLC and Javier Maynulet (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2018 (File No. 001-35886)).

10.19	*†	Offer Letter, dated October 5, 2018, by and between the Company and Jennifer Lopez-Gottardi.

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of RSM US LLP, independent accountants for the Company.

31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description of Exhibits
31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**‡	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**‡	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	*	XBRL Taxonomy Definition Linkbase.

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

HEMISPHERE MEDIA GROUP, INC. (Registrant)
Dated: March 12, 2019	By:	/s/ ALAN J. SOKOL Alan J. Sokol Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. KERN Peter M. Kern	Chairman of the Board and Director	March 12, 2019
/s/ ALAN J. SOKOL Alan J. Sokol	Chief Executive Officer and President (Principal Executive Officer) and Director	March 12, 2019
/s/ CRAIG D. FISCHER Craig D. Fischer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2019
/s/ LEO HINDERY, JR. Leo Hindery, Jr.	Director	March 12, 2019
/s/ JAMES M. MCNAMARA James M. McNamara	Director	March 12, 2019
/s/ ERNESTO VARGAS GUAJARDO Ernesto Vargas Guajardo	Director	March 12, 2019
/s/ NINA TASSLER Nina Tassler	Director	March 12, 2019

Signature	Title	Date

/s/ ERIC C. NEUMAN Eric C. Neuman	Director	March 12, 2019
/s/ JOHN ENGELMAN John Engelman	Director	March 12, 2019
/s/ ANDREW S. FREY Andrew S. Frey	Director	March 12, 2019
/s/ ERIC ZINTERHOFER Eric Zinterhofer	Director	March 12, 2019

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

        As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Hemisphere Media Group, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2018. Management's assessment is based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based upon our assessment and those criteria, management determined that Company's internal control over financial reporting was effective as of December 31, 2018.

        The scope of management's assessment of the effectiveness of the Company's internal control over financial reporting included all of the Company's consolidated operations except for the operations of Snap Media, which the Company acquired 75% interest on November 26, 2018. The Snap Media operations represents less than 2% of the Company's consolidated total assets and less than 1% of the Company's consolidated total revenues as of and for the year ended December 31, 2018. This exclusion is in accordance with the Securities and Exchange Commission's interpretative guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. See Note 4, "Snap Media Acquisition" of Notes to Consolidated Financial Statements for more information regarding the Company's acquisition of Snap Media.

        The effectiveness of our internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption "Report of Independent Registered Public Accounting Firm."

Date: March 12, 2019

BY:

/s/ ALAN J. SOKOL Alan J. Sokol President and Chief Executive Officer	/s/ CRAIG D. FISCHER Craig D. Fischer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hemisphere Media Group Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Hemisphere Media Group Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2019, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2008.

Miami, Florida
March 12, 2019

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hemisphere Media Group Inc.

Opinion on the Internal Control Over Financial Reporting

        We have audited Hemisphere Media Group Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 12, 2019 expressed an unqualified opinion.

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Snap Media from its assessment of internal control over financial reporting as of December 31, 2018, because it was acquired by the Company in a purchase business combination in the fourth quarter of 2018. We have also excluded the operations of Snap Media, from our audit of internal control over financial reporting. Snap Media is a 75% owned subsidiary whose total assets and total revenues represented less than 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ RSM US LLP

Miami, Florida
March 12, 2019

Hemisphere Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(amounts in thousands, except share and par value amounts)

	2018	2017
Assets
Current Assets
Cash	$94,478	$124,299
Accounts receivable, net of allowance for doubtful accounts of $2,645 and $2,327, respectively	30,840	20,007
Due from related parties	970	2,169
Programming rights	10,735	7,723
Prepaid taxes and other current assets	7,801	12,517

Total current assets	144,824	166,715

Programming rights, net of current portion	15,321	11,520
Property and equipment, net	32,209	24,433
Broadcast license	41,356	41,356
Goodwill	169,994	164,887
Other intangibles, net	39,086	51,661
Equity method investments	51,658	30,907
Deferred income taxes	4,290	4,802
Other assets	2,529	1,605

Total Assets	$501,267	$497,886

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	2,515	3,465
Due to related parties	626	1,885
Accrued agency commissions	5,061	4,064
Accrued compensation and benefits	5,855	5,540
Accrued marketing	5,619	4,997
Other accrued expenses	6,810	3,771
Income taxes payable	2,265	24
Programming rights payable	4,051	2,920
Investee losses in excess of investment	4,982	2,806
Current portion of long-term debt	2,134	2,133

Total current liabilities	39,918	31,605

Programming rights payable, net of current portion	1,133	1,101
Long-term debt, net of current portion	203,957	205,509
Deferred income taxes	19,520	18,763
Other long-term liabilities	1,080	—
Defined benefit pension obligation	2,260	2,004

Total Liabilities	267,868	258,982

Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 24,849,589 and 25,171,433 shares issued at December 31, 2018 and 2017, respectively	2	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 and 20,800,998 shares issued at December 31, 2018 and 2017, respectively	2	2
Additional paid-in capital	270,345	265,329
Treasury stock, at cost 5,523,838 and 5,390,107 at December 31, 2018 and 2017, respectively	(59,088)	(57,303)
Retained earnings	19,495	30,401
Accumulated other comprehensive income	1,155	472

Total Hemisphere Media Group Stockholders' Equity	231,911	238,904
Equity attributable to non-controlling interest	1,488	—

Total Stockholders' Equity	233,399	238,904

Total Liabilities and Stockholders' Equity	$501,267	$497,886

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2018 and 2017

(amounts in thousands, except per share amounts)

	2018	2017
Net revenues	$147,079	$124,464

Operating Expenses:
Cost of revenues	42,174	39,965
Selling, general and administrative	44,499	39,437
Depreciation and amortization	16,081	16,228
Other expenses	1,473	3,501
(Gain) from FCC spectrum repack and other	(1,880)	(23)

Total operating expenses	102,347	99,108

Operating income	44,732	25,356

Other (expense) income:
Interest expense, net	(12,132)	(10,905)
Loss on equity method investments	(35,206)	(11,885)
Gain from insurance proceeds	2,080	3,250
Loss on impairment of assets	—	(546)

Total other expense	(45,258)	(20,086)

(Loss) income before income tax expense	(526)	5,270
Income tax expense	(10,271)	(18,706)

Net loss	(10,797)	(13,436)
Net income attributable to non-controlling interest	(109)	—

Net loss available to Hemisphere Media Group	$(10,906)	$(13,436)

Loss per share available to Hemisphere Media Group:
Basic	$(0.28)	$(0.33)
Diluted	$(0.28)	$(0.33)
Weighted average shares outstanding:
Basic	38,986	40,164
Diluted	38,986	40,164

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2018 and 2017

(amounts in thousands)

	2018	2017
Net loss	$(10,797)	$(13,436)
Other comprehensive income:
Change in fair value of interest rate swap, net of income taxes	656	773
Adjustment to defined benefit plan, net of income taxes	27	182

Total other comprehensive income	683	955

Comprehensive loss	(10,114)	(12,481)
Comprehensive income attributable to non-controlling interest	(109)	—

Comprehensive loss attributable to Hemisphere Media Group.	$(10,223)	$(12,481)

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2018 and 2017

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
					Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Non- controlling Interest
	Shares	Par Value	Shares	Par Value						Total
Balance at December 31, 2016	24,944	$2	20,801	$2	$261,051	$(35,069)	$43,837	$(483)	—	$269,340
Net loss	—	—	—	—	—	—	(13,436)	—	—	(13,436)
Issuance of restricted stock	204	1	—	—	1,155	(324)	—	—	—	832
Stock-based compensation	—	—	—	—	2,912	—	—	—	—	2,912
Repurchases of Class A common stock	—	—	—	—	—	(21,910)	—	—	—	(21,910)
Exercise of warrants	23	—	—	—	211	—	—	—	—	211
Other comprehensive income, net of tax	—	—	—	—	—	—	—	955		955

Balance at December 31, 2017	25,171	$3	20,801	$2	$265,329	$(57,303)	$30,401	$472	—	$238,904
Net (loss) income	—	—	—	—	—	—	(10,906)	—	109	(10,797)
Non-controlling interest from acquisition of Snap Media	—	—	—	—	—	—	—	—	1,379	1,379
Issuance of treasury shares for acquisition of Snap Media	—	—	—	—	309	1,088	—	—	—	1,397
Shares to be issued for acquisition of Snap Media	—	—	—	—	753	—	—	—	—	753
Vesting of restricted stock	218	0	—	—	1,298	(416)	—	—	—	882
Stock-based compensation	—	—	—	—	2,635	—	—	—	—	2,635
Repurchases of Class A common Stock	—	—	—	—	—	(2,443)	—	—	—	(2,443)
Forfeiture of Class A common stock earnouts	(544)	(1)	—	—	1	—	—	—	—	—
Forfeiture of Class B common stock earnouts	—	—	(1,081)	(0)	0	—	—	—	—	—
Exercise of warrants	2	0	—	—	20	—	—	—	—	20
Exercise of options	3	0	—	—	(0)	(14)	—	—	—	(14)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	683		683

Balance at December 31, 2018	24,850	$2	19,720	$2	$270,345	$(59,088)	$19,495	$1,155	$1,488	$233,399

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

(amounts in thousands)

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(10,797)	$(13,436)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,081	16,228
Program amortization	12,509	11,806
Amortization of deferred financing costs and original issue discount	591	620
Stock-based compensation	3,933	4,068
Provision for bad debts	417	756
Gain on disposition of assets	(38)	(23)
Deferred tax expense	1,040	14,473
Loss on equity investments, net	35,206	11,885
Loss on impairment of fixed assets	—	546
Gain from insurance proceeds	(2,080)	(3,250)
Gain from FCC spectrum repack	(1,477)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(9,831)	4,803
Programming rights	(19,322)	(15,149)
Prepaid expenses and other assets	4,668	(7,006)
Increase (decrease) in:
Accounts payable	(1,209)	(60)
Due to related parties, net	(60)	808
Other accrued expenses	3,435	(2,829)
Programming rights payable	1,163	621
Income taxes payable	2,240	(1,595)
Other liabilities	321	2,445

Net cash provided by operating activities	36,790	25,711

Cash Flows From Investing Activities:
Investments in joint ventures	(53,782)	(39,986)
Capital expenditures	(10,628)	(2,496)
Insurance proceeds	2,080	3,250
FCC spectrum repack proceeds	1,477	—
Net payment for the acquisition of Snap Media	(772)	—

Net cash used in investing activities	(61,625)	(39,232)

Cash Flows From Financing Activities:
Repayments of long-term debt	(2,133)	(2,133)
Repurchases of common stock	(2,873)	(22,234)
Financing fees	—	(1,114)
Exercise of warrants	20	211

Net cash used in financing activities	(4,986)	(25,270)

Net decrease in cash	(29,821)	(38,791)
Cash:
Beginning	$124,299	$163,090

Ending	$94,478	$124,299

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$10,574	$10,368

Income taxes	$8	$10,139

Non-cash investing activity:
Acquisition financed in part by treasury shares	$1,397	—

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

        Nature of business:    The accompanying Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. ("Hemisphere" or the "Company"), the parent holding company of Cine Latino, Inc. ("Cinelatino"), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) ("WAPA Holdings"), HMTV Cable, Inc., the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below), and Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries ("Snap Media"), which we acquired a 75% interest on November 26, 2018. Hemisphere was formed on January 16, 2013 for purposes of effecting the transaction, which was consummated on April 4, 2013. In these notes, the terms "Company," "we," "us" or "our" mean Hemisphere and all subsidiaries included in our Consolidated Financial Statements.

        For more information on our equity method investments, see Note 7, "Equity Method Investments" of Notes to Consolidated Financial Statements.

        Reclassification:    Certain prior year amounts on the presented consolidated balance sheet and consolidated statement of cash flows, respectively, have been reclassified to conform with current year presentation.

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

        Net loss per common share:    Basic loss per share ("LPS") are computed by dividing income attributable to Hemisphere Media Group common stockholders by the number of weighted-average outstanding shares of common stock. Diluted LPS reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

        The following table sets forth the computation of the common shares outstanding used in determining basic and diluted LPS available to Hemisphere Media Group (amounts in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017
Numerator for earnings per common share calculation:
Net loss available to Hemisphere Media Group.	$(10,906)	$(13,436)

Denominator for earnings per common share calculation:
Weighted-average common shares, basic	38,986	40,164
Effect of dilutive securities
Stock options, restricted stock and warrants	—	—

Weighted-average common shares, diluted	38,986	40,164

Loss per share available to Hemisphere Media Group
Basic	$(0.28)	$(0.33)
Diluted	$(0.28)	$(0.33)

        We apply the treasury stock method to measure the dilutive effect of its outstanding warrants, stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income per common share calculation. Per the Accounting Standards Codification ("ASC") 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted LPS computation (ASC 260-10-45-23). The assumed exercise only occurs when the warrants are "In the Money" (exercise price is lower than the average market price for the period). If the warrants are "Out of the Money" (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 1.6 million and 2.0 million shares of common

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

stock for the years ended December 31, 2018 and 2017, respectively, were excluded from the computation of diluted loss per common share for this period because their effect would have been anti-dilutive. The net loss per share available to Hemisphere Media Group amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

        As a result of the loss from continuing operations for each of the years ended December 31, 2018 and 2017, 0.4 million and 0.3 million outstanding awards, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

        In computing loss per share, the Company's Nonvoting Stock is considered a participating security. Each share of Nonvoting Stock has identical rights, powers, limitations and restrictions in all respects as each share of common of the Company, including the right to receive the same consideration per share payable in respect of each share of common stock, except that holders of Nonvoting Stock shall have no voting rights or powers whatsoever.

        Revenue recognition:    Prior to 2018, revenue was recognized when persuasive evidence of a sales arrangement exists, services are rendered or delivery occurs, the sales price is fixed or determinable and collectability is reasonably assured. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax. However, certain revenues include taxes that customers pay to taxing authorities on the Company's behalf, such as foreign withholding tax. Revenue related to the sale of advertising and contracted time is recognized, net of agency commissions, at the time of broadcast. The Company determines whether gross or net presentation is appropriate based on its relationship in the applicable transactions with its ultimate customer. Affiliate revenue received from multi-channel video providers are recognized in the period in which the services are performed, generally pursuant to multi-year carriage agreements based on the number of subscribers.

        On January 1, 2018, we adopted, on a modified retrospective basis, Financial Accounting Standards Board (the "FASB") ASC Topic 606, Revenue from Contracts with Customers ("ASC 606") (the "new revenue standard"), which provides accounting guidance that establishes a new revenue recognition framework in GAAP for all companies and industries. The core principle of the new revenue framework is that an entity should recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for those goods or services. The revenue framework includes a five-step model to determine the timing and amount of revenue to recognize related to contracts with customers. In addition, this revenue framework requires new or expanded disclosures related to the amounts of revenue recognized and judgments made by companies when following this framework.

        The adoption of the new accounting guidance did not result in changes in the way the Company records affiliate revenue, advertising revenue or content licensing fees. Guidance pertaining to the evaluation of whether revenue should be presented on a gross or net basis was changed in connection with the new revenue standard and the application of such change has been made in the presentation of revenues in the consolidated financial statements. The adoption of the new revenue standard did not have a material impact to our statement of operations for the year ended December 31, 2018, and did not have a material impact to our consolidated balance sheet as of December 31, 2018. For more information, see Note 2, "Revenue Recognition" of Notes to Consolidated Financial Statements.

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

        Barter revenue and expense included in the consolidated statements of operations are as follows (amounts in thousands):

	2018	2017
Barter revenue	$877	$710
Barter expense	(583)	(676)

	$294	$34

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

        Advertising and marketing costs:    The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing costs of $3.0 million and $3.3 million for the years ended December 31, 2018 and 2017, respectively.

        Cash:    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

        Accounts receivable:    Accounts receivable are carried at the original charge amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. The Company considers an account receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Changes in the allowance for doubtful accounts for the years ended December 31, 2018 and 2017 consisted of the following (amounts in thousands):

Year	Description	Beginning of Year	Provisions for bad debt	Write-offs	Recoveries	End of Year
2018	Allowance for doubtful accounts	$2,327	$417	$107	$8	$2,645
2017	Allowance for doubtful accounts	$1,711	$756	$160	$20	$2,327

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Programming rights:    We enter into multi-year license agreements with various programming Distributors for distribution of their respective programming ("programming rights") and capitalize amounts paid to secure or extend these programming rights at the lower of unamortized cost or estimated net realizable value. If management estimates that the unamortized cost of programming rights exceeds the estimated net realizable value, an adjustment is recorded to reduce the carrying value of the programming rights. For the year ended December 31, 2018, management deemed it necessary to write-down certain program rights of $1.0 million, which is included in the amortization of programming rights below. No such write-down was deemed necessary during the year ended December 31, 2017. Programming rights are amortized over the term of the related license agreements or the number of exhibitions, whichever occurs first. The amortization of these rights, was $12.5 million and $11.8 million for the years ended December 31, 2018 and 2017, respectively, is recorded as part of cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization of the programming rights was $45.1 million and $32.6 million at December 31, 2018 and 2017, respectively. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

        Property and equipment:    Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the expected remaining useful lives of the respective assets. Useful lives range from 1 - 40 years for improvements, equipment, buildings and towers. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred. Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In 2017, we recorded an impairment charge of $0.5 million related to property and equipment damaged by Hurricane Maria. For more information on our property and equipment, see Note 5, "Property and Equipment" of Notes to Consolidated Financial Statements.

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

        In the event we incur losses in excess of the carrying amount of an equity investment and reduce our investment balance to zero, we would not record additional losses unless (i) we guaranteed obligations of the investee, (ii) we are otherwise committed to provide further financial support for the investee, or (iii) it is anticipated that the investee's return to profitability is imminent. If we provided a commitment to fund losses, we would continue to record losses resulting in a negative equity method

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

investment, which is presented as a liability. As of December 31, 2018, our proportionate share of the losses of Pantaya ("Pantaya" refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.) exceeds our investment in Pantaya by $5.0 million. This amount is recorded as "Investee losses in excess of investment" on our consolidated balance sheet at December 31, 2018, due to our commitment for future capital funding.

        Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions

        For our foreign equity investment, we perform an annual review of the international financial reporting standards ("IFRS") versus U.S. GAAP accounting. Any significant differences are considered and adjusted to ensure a U.S. GAAP presentation. There were no differences noted in the presentation of our foreign investment's IFRS financial statements when compared to U.S. GAAP.

        For more information on Equity method investments, see Note 7, "Equity Method Investments" of Notes to Consolidated Financial Statements.

        Goodwill and other intangibles:    The Company's goodwill is recorded as a result of the Company's business combinations using the acquisition method of accounting. Indefinite lived intangible assets include a broadcast license, trademarks and tradenames. Other intangible assets include customer relationships, non-compete agreements, affiliate agreements, and programming rights with an estimated useful life of one to ten years. Other intangible assets are amortized over their estimated lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

        The Company tests its broadcast license annually for impairment or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of these assets with their carrying amounts using a discounted cash flow valuation method, assuming a hypothetical start-up scenario.

        The Company tests its trademarks and tradenames annually for impairment or whenever events or changes in circumstances indicate that such assets might be impaired. The test consists of a comparison of the fair value of these assets with the carrying amounts utilizing an income approach in the form of the royalty relief method, which measures the cost savings that a business enjoys since it does not have to pay a royalty rate for the use of a particular domain name and brand.

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

        Deferred financing costs:    Deferred financing costs are recorded net of accumulated amortization and are presented as a reduction to the principal amount of the long-term debt. Amortization is calculated on the effective-interest method over the term of the applicable loan. Amortization of deferred financing costs was $0.2 million and $0.3 million, which is included in interest expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively. Accumulated amortization of deferred financing costs was $2.0 million and $1.8 million at December 31, 2018 and 2017. The net deferred financing costs of $1.3 million and $1.5 million at December 31, 2018 and 2017, respectively, and have been presented on the consolidated balance sheets as a reduction to the principal amount of the Long-term debt outstanding.

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

        For more information on Income taxes, see Note 8, "Income Taxes" of Notes to Consolidated Financial Statements.

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

        The Company's programming rights and goodwill are classified as Level 3 in the fair value hierarchy, as they are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. For the year ended December 31, 2018, management deemed it necessary to write-down certain program rights of $1.0 million. For the year ended December 31, 2017, there were no adjustments to fair value.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        The Company's variable-rate debt and interest rate swaps are classified as Level 2 in the fair value hierarchy, as its estimated fair value is derived from quoted market prices by independent dealers. The carrying value of the long-term debt approximates fair value at December 31, 2018 and 2017.

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

        Major customers and suppliers:    Two of our distributors each accounted for more than 10% of our total net revenues for the year ended December 31, 2018. There were no other distributors or other customers that accounted for more than 10% of revenue in any year. Our Networks are provided to these distributors pursuant to affiliation agreements with varying terms.

        Accounting guidance not yet adopted:    In June 2018, the FASB issued Accounting Standards Update ("ASU") 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU apply to any entity that enters into share-based payment transactions with nonemployees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity's adoption date of ASC 606. We will adopt this standard beginning January 1, 2019 and expect no material impact to our consolidated financial statements moving forward.

        In February 2018, the FASB issued ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of certain tax effects from Accumulated other comprehensive income. The amendments in this ASU apply to any entity that has items of other comprehensive income ("OCI") for which the related tax effects are presented in OCI, as previously required by GAAP. This ASU allows a one time reclassification from OCI to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The amendments in this ASU are effective for all entities for annual periods beginning after December 31, 2018. Early adoption is permitted and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We will adopt this standard beginning January 1, 2019 and expect no material impact to our consolidated financial statements moving forward.

        In August 2017, the FASB issued ASU 2017-12—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU apply to any entity that elects to apply hedge accounting and is intended to better align an entity's risk management activities and financial reporting for hedging relationships. The ASU amends effectiveness testing requirements, income statement presentation and disclosures and permits additional risk management strategies to qualify for hedge accounting. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early application is permitted; the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of this Update on our consolidated financial statements.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842). ASU 2016-02 amends the FASB ASC, creating Topic 842, Leases. Topic 842 affects any entity that enters into a lease, with specified scope exemptions, and supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases, in the statement of financial position.

        The guidance will be effective for the first interim period of our 2019 fiscal year and requires a modified retrospective transition approach with application either in all comparative periods presented (the "comparative method"), or as of the effective date of initial application without restating comparative period financial statements (the "effective date method"). The new guidance also provides several optional practical expedients that companies may elect under either transition method. We have elected to apply the effective date method and the package of practical expedients, which includes allowing us to continue utilizing historical classification of leases. We do not expect to elect the practical expedient that permits a reassessment of lease terms for existing leases. Upon our transition to the new guidance, we expect to recognize approximately $2 million of operating lease liabilities and corresponding right of use ("ROU") assets. We do not expect the adoption of this new guidance to have an impact on the amount or timing of our cash flows, liquidity, or income statement.

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

Note 2. Revenue Recognition

        We transitioned to the FASB ASC 606, from ASC 605, Revenue Recognition, on January 1, 2018 using the modified retrospective method. Our consolidated financial statements reflect the application of ASC 606 guidance beginning January 1, 2018, while our consolidated financial statements for prior periods were prepared under ASC 605 guidance. There were no cumulative effects of our transition to ASC 606. For more information, see Note 1, "Basis of Presentation" of Notes to Consolidated Financial Statements.

        The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Year ended December 31,
Revenues by type	2018	2017
Affiliate revenue	$77,765	$74,303
Advertising revenue	59,692	47,980
Other revenue	9,622	2,181

Total revenue	$147,079	$124,464

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Revenue Recognition (Continued)

        The following is a description of principal activities from which we generate our revenue:

        Affiliate revenue:    We enter into arrangements with multi-channel video distributors, such as cable, satellite and telecommunications companies (referred to as "MVPDs") to provide a continuous feed of our programming generally based on a per subscriber fee pursuant to multi-year contracts, referred to as "affiliation agreements", which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific affiliate revenues we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor's paying subscribers who receive our Networks. Changes in affiliate revenues are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to us generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically received within sixty days.

        Advertising revenue:    Advertising revenues are generated from the sale of commercial time, which is typically sold pursuant to sales orders with advertisers providing for an agreed upon commitment and price per spot. We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Payment is typically due and received within thirty days.

        Other revenue:    Other revenues are derived primarily through the licensing of our content. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content. For the year ended December 31, 2018, we received $5.8 million from our business interruption insurance policies related to Hurricane Maria in 2017.

        Excluding $5.8 million received from our business interruption policies, our total revenue from customers is $141.3 million.

Comparison to amounts if ASC 605 had been in effect

        The following table reflects the impact of adoption of ASC 606 on our consolidated statements of operations for the year ended December 31, 2018, and the amounts as if ASC 605 was still in effect ("ASC 605 Presentation") (amounts in thousands):

	Year ended December 31, 2018
	ASC 606 Reported	Reclassification	ASC 605 Presentation
Net revenues	$147,079	$(3,759)	$143,320
Operating expenses	102,347	(3,759)	98,588

Operating income	$44,732	$—	$44,732

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Related Party Transactions

        The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

  •
  On November 15, 2018, an amendment to agreement was executed, effective through February 28, 2022, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino's channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the "Satellite and Support Services Agreement"). This original agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino's U.S. feed. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations. Total expenses incurred were $2.4 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively. Amounts due to MVS pursuant to the agreements noted above amounted to $0.7 million and $1.9 million at December 31, 2018 and 2017, respectively.

  •
  On November 15, 2018, an amendment to affiliation agreement was executed, effective through February 28, 2022 for the distribution and exhibition of Cinelatino's programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico. Total revenues recognized were $1.8 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively. Amounts due from Dish Mexico amounted to $0.3 million at December 31, 2018 and 2017.

  •
  On November 15, 2018, an amendment was executed to extend MVS the non-exclusive right to duplicate, distribute and exhibit Cinelatino's service via cable, satellite or by any other means in Mexico. Pursuant to the arrangement, Cinelatino receives revenues net of MVS's distribution fee, which is presently equal to 13.5% of all license fees collected from third party distributors managed by MVS to the extent that distribution is not owned by MVS. Total revenues recognized were $1.1 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. Amounts due from MVS pursuant to the agreements noted above amounted to $0.7 million and $1.8 million at December 31, 2018 and 2017, respectively.

        We renewed the three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company's board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.5 million for each of the years ended December 31, 2018 and 2017, respectively. No amounts were due to this related party at December 31, 2018 and 2017.

        We entered into agreements effective February 1, 2015, to license the rights to motion pictures from Lions Gate Films, Inc. ("Lionsgate") for a total license fee of $1.0 million. Some of the titles are owned or controlled by Pantelion Films, LLC ("Pantelion"), for which Lionsgate acts as Pantelion's exclusive licensing agent. Pantelion is a joint venture made up of several organizations, including Panamax (an entity owned by James M. McNamara), Lionsgate and Grupo Televisa. Fees paid by Cinelatino to Lionsgate may be remunerated to Pantelion in accordance with their financial

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Related Party Transactions (Continued)

arrangements. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations, and amounted to $0.1 million and $0.3 million for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 and 2017, $0 million and $0.1 million, respectively, is included in programming rights in the accompanying consolidated balance sheets.

        We entered into an output agreement effective November 2, 2016, with Pantelion for the licensing of movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0.0 million for year ended December 31, 2018. There were no costs incurred for the year ended December 31, 2017. At December 31, 2018, $0.5 million is included in programming rights in the accompanying consolidated balance sheets related to these agreements. There were no amounts included in programming rights at December 31, 2017.

Note 4. Snap Media Acquisition

        On November 26, 2018, the Company completed the acquisition of a seventy five percent (75%) interest in Snap Global, LLC ("Snap Media"), pursuant to the terms of a Transaction Agreement (the "Snap Media Acquisition"). Snap Media is a leading independent distributor of content in Latin America to broadcast, pay TV and OTT platforms. The opportunity is to leverage Snap to drive licensing of our content and to identify co-production opportunities in Latin America. The Snap Media Acquisition was accounted for as a business combination using the acquisition method of accounting.

        Total consideration in connection with the Snap Media Acquisition is $4.8 million (net of $0.7 million of cash acquired), which includes 101,818 shares of the Company's Class A common stock issued and $1.5 million paid at closing. Additional consideration to be paid includes 54,825 shares of the Company's Class A common stock to be issued and $0.8 million to be paid in 2019 and $0.5 million to be paid in each of 2020 and 2021. The fair value of shares of the Company's Class A common stock included in consideration is based on the closing price of the Company's Class A common shares on November 26, 2018. Future consideration is classified as Other accrued expenses, Other long-term liabilities and Additional paid in capital in the Company's consolidated balance sheet.

        Fees and expenses related to the Snap Media Acquisition totaled $0.6 million consisting primarily of professional fees, all of which are classified as selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4. Snap Media Acquisition (Continued)

        The preliminary allocation of consideration to the net tangible and intangible assets acquired is presented in the table below (amounts in thousands):

2018
Accounts receivable	$1,419
Other current assets	30
Intangible asset—content library	616
Accounts payable	(259)
Accrued expenses	(589)
Deferred revenue	(140)

Fair value of net assets acquired	1,077
Goodwill	5,107
Non-controlling interest	(1,379)

Total purchase price consideration	$4,805

        Programming rights intangible assets have an amortization period of approximately 7.0 years.

        The purchase price allocation reflects preliminary fair value estimates based on preliminary work and analyses performed by management and is subject to change as additional information to assist in determining the fair value of the net assets acquired at the closing date is obtained during the post-closing measurement period.

        Goodwill attributable to the Snap Media Acquisition is expected to be deductible for tax purposes. Goodwill represents the excess of the purchase price consideration over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition.

        The non-controlling interest fair value reflects the fair value of purchase price consideration for a controlling interest, less discounts for lack of control and marketability.

        The Snap Media Acquisition is not material to our consolidated financial statements, and therefore, supplemental pro forma financial information related to the acquisition is not included herein.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5. Property and Equipment

        Property and equipment at December 31, 2018 and 2017 consists of the following (amounts in thousands):

	2018	2017
Land and improvements	$8,724	$8,724
Building	11,258	11,258
Equipment	25,921	27,930
Towers	1,536	1,450

	47,439	49,362
Less: accumulated depreciation	(25,069)	(26,220)

	22,370	23,142
Equipment installations in progress	9,839	1,291

	$32,209	$24,433

        Depreciation expense was $2.8 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.

        On September 20, 2017, Hurricane Maria made landfall in Puerto Rico, causing damage to WAPA's infrastructure including one of its transmission towers, which was completely destroyed. Accordingly, we recorded a $0.5 million fixed asset impairment charge related to the net book value of the identified damaged assets in 2017. A significant portion of the damaged assets have been in service for more than 10 years and, as such, were largely fully depreciated. We anticipate the replacement cost will be well in excess of the net book value, though we expect insurance will cover most of the replacement costs, subject to deductibles and other costs. There can be no assurances of the timing and amount of proceeds we may recover under our insurance policies. For the years ended December 31, 2018 and 2017, we received and recognized $2.1 million and $3.3 million, respectively, in insurance recoveries related to these assets.

Note 6. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following at December 31, 2018 and 2017 (amounts in thousands):

	December 31,
	2018	2017
Broadcast license	$41,356	$41,356
Goodwill	169,994	164,887
Other intangibles	39,086	51,661

Total intangible assets	$250,436	$257,904

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Goodwill and Intangible Assets (Continued)

        A summary of changes in the Company's goodwill and other indefinite lived intangible assets, on a net basis, for the years ended December 31, 2018 and 2017, is as follows (amounts in thousands):

	Net Balance at December 31, 2017	Additions	Impairment	Net Balance at December 31, 2018
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	164,887	5,107	—	169,994
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$222,929	$5,107	$—	$228,036

	Net Balance at December 31, 2016	Additions	Impairment	Net Balance at December 31, 2017
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	164,887	—	—	164,887
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$222,929	$—	$—	$222,929

        A summary of the changes in the Company's other amortizable intangible assets for the years ended December 31, 2018 and 2017 is as follows (amounts in thousands):

	Net Balance at December 31, 2017	Additions	Amortization	Net Balance at December 31, 2018
Affiliate relationships	$32,343	$—	$(12,070)	$20,273
Advertiser relationships	1,240	—	(550)	690
Non-compete agreement	1,235	—	(549)	686
Other intangibles	157	65	(78)	144
Programming contracts	—	616	(9)	607

Total finite-lived intangibles	$34,975	$681	$(13,256)	$22,400

	Net Balance at December 31, 2016	Additions	Amortization	Net Balance at December 31, 2017
Affiliate relationships	$44,468	$—	$(12,125)	$32,343
Advertiser relationships	1,792	—	(552)	1,240
Non-compete agreement	1,784	—	(549)	1,235
Other intangibles	119	92	(54)	157

Total finite-lived intangibles	$48,163	$92	$(13,280)	$34,975

        The aggregate amortization expense of the Company's amortizable intangible assets was $13.3 million for each of the years ended December 31, 2018 and 2017. The weighted average

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Goodwill and Intangible Assets (Continued)

remaining amortization period is 3.0 years at December 31, 2018. Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2019	$8,597
2020	6,170
2021	5,857
2022	1,528
2023 and thereafter	248

$22,400

Note 7. Equity Method Investments

        The Company makes investments that support its underlying business strategy and enable it to enter new markets. The carrying values of the Company's equity method investments are typically consistent with its ownership in the underlying net assets of the investees, with the exception of Canal 1 and Pantaya. Due to losses in excess of capital contributions, the Company has recorded nearly 100% of the losses on Canal 1. The Company has also recorded losses in excess of the amount invested in Pantaya. Certain of the Company's equity investments are variable interest entities, for which the Company is not the primary beneficiary.

        On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity ("VIE") that is accounted for under the equity method. As of December 31, 2018, we have funded $4.7 million in capital contributions to Pantaya. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Pantaya, we continue to record our proportionate share of losses on a one quarter lag. For the years ended December 31, 2018 and 2017, we have recorded $6.9 million and $2.8 million, respectively in loss on equity method investments related to Pantaya, which is presented as a liability in the accompanying consolidated balance sheets. The net balance recorded in investee losses in excess of investment related to Pantaya joint venture was $5.0 million and $2.8 million at December 31, 2018 and 2017, respectively, and is included in the accompanying consolidated balance sheets.

        On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. The joint venture is deemed a VIE that is accounted for under the equity method. We earn a preferred return on the capital funded, which is recorded quarterly as an offset to the loss on the investment. As of December 31, 2018, we have recorded $84.1 million in equity method funding related to Canal 1. We record the income or loss on investment on a one quarter lag. For the years ended December 31, 2018 and 2017, we recorded $28.3 million and $9.1 million, net of preferred return, in loss on equity method investments, respectively. The Canal 1 joint venture losses to date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, equity losses in excess of the common equity have been recorded against the next

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Equity Method Investments (Continued)

layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. For the years ended December 31, 2018 and 2017, we recorded $8.4 million and $1.7 million of preferred return, as an offset to losses incurred in loss on equity method investments, respectively. The net balance recorded in equity method investments related to Canal 1 joint venture was $46.7 million and $25.9 million at December 31, 2018 and 2017, respectively, and is included in equity method investments in the accompanying consolidated balance sheets.

        On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. As of December 31, 2018, we have recorded $5.0 million in equity method funding related to REMEZCLA. We record the income or loss on investment on a one quarter lag. Additionally, we earn a preferred return on the capital funded, which is recorded quarterly as an offset to the loss on the investment. For the year ended December 31, 2018, we recorded a $0.1 million loss, net of preferred return, in loss on equity method investment. For the year ended December 31, 2017, we recorded a $0.0 million gain inclusive of the preferred return, as an offset to loss on equity method investment. For the years ended December 31, 2018 and 2017, we recorded $0.6 million and $0.4 million of preferred return, as an offset to the loss on equity method investments, respectively. The net investment recorded in Equity method investments was $5.0 million at December 31, 2018 and 2017, and is included in equity method investments in the accompanying consolidated balance sheets. We have no additional commitment to fund the operations of the venture, which limits the maximum exposure to loss on our investment in Remezcla to our investment of $5.0 million.

        The Company records the income or loss on investment on a one quarter lag. Summary unaudited financial data for our equity investments as of and for the twelve months ended September 30, 2018 are included below (amounts in thousands):

Equity Investees
Current assets	$20,999
Non-current assets	53,453
Current liabilities	53,145
Non-current liabilities	90,731
Redeemable stock and non-controlling interests	14,187
Net revenue	21,703
Operating loss	(57,387)
Net loss	$(66,819)

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes

        For the years ended December 31, 2018 and 2017, Income before provision for income taxes, includes the following components (amounts in thousands):

	2018	2017
Domestic income	$9,797	$9,984
Foreign loss	(10,323)	(4,714)

	$(526)	$5,270

        For the years ended December 31, 2018 and 2017, income tax expense is comprised of the following (amounts in thousands):

	2018	2017
Current income tax expense	$9,231	$4,233
Deferred income tax	1,040	14,473

	$10,271	$18,706

        Current tax expense for each of the years ended December 31, 2018 and 2017, includes $1.5 million of foreign withholding tax.

        For the years ended December 31, 2018 and 2017, the reconciliation of income tax (benefit) expense computed at the U.S. federal statutory rates to income tax expense is (amounts in thousands):

	2018	2017
Income tax (benefit) expense at federal statutory rate—US Only	$(108)	$1,852
Income tax expense at federal statutory rate—Foreign Only	3,832	1,655
Permanent items	836	829
Return to provision true-ups—Current/Deferred	(51)	(223)
Foreign rate differential	(141)	348
Foreign tax credits	(7,890)	(2,733)
Foreign valuation allowance	9,429	3,116
Change in FTC valuation allowance	4,141	10,588
Puerto Rico tax rate change	(722)	—
Tax Cut and Jobs Act law changes	—	2,976
Foreign withholding taxes	1,499	1,535
Deferred foreign tax credit offset	(873)	(1,160)
State taxes and state rate change	374	60
UTP adjustment	(55)	(137)

Income tax expense	$10,271	$18,706

        Prior year presentation in the table above has been conformed to current year presentation for comparability.

        The effective rate for the period ending December 31, 2018, excluding our share of the equity investment in Colombia and return to provision adjustments, was 38%.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

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

        The Tax Act also establishes new tax provisions that may affect 2018 and future periods, including, but not limited to, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; establishing a new minimum tax on Global Intangible Low-Taxed Income ("GILTI"), a new Base Erosion Anti-Abuse Tax, and a new U.S. corporate deduction for Foreign-Derived Intangible Income. Potential limitation interest deductibility and changes to performance based compensation exception for highly compensated employees. The Company evaluated and determined that these provisions did not affect the 2018 provision for income taxes.

        For the year ended December 31, 2018, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate, are the continued impact of the Tax Act that reduced the federal tax rate to 21%, resulting in a valuation allowance on foreign tax credit carryforwards generated in 2018 and the loss on the Company's equity investment in Colombia, which created a deferred tax asset, requiring an additional $9.4 million valuation allowance. Additionally, increase in deferred tax liabilities in Puerto Rico increased the offsetting deferred tax asset in the U.S.

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

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing its income tax returns in accordance with tax regulations and the net tax effects of

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

operating loss and tax credits carried forward. Net deferred tax liabilities consist of the following components as of December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Deferred tax assets:
Allowances for doubtful accounts	$820	$1,308
Deferred branch tax benefit	11,801	10,846
Deferred revenue	84	42
NOL credit and other carryovers	204	111
Fixed assets	51	47
Accrued expenses	1,123	935
Foreign tax credit	14,729	10,588
Stock compensation	3,613	3,081
Pension	196	397
Intangibles	1,447	1,355
Equity method gains and losses	12,900	—
Other DTA	17	438
Less: Foreign income valuation allowance	(12,546)	(3,117)
Less: Foreign tax credit valuation allowance	(14,729)	(10,588)

Total deferred tax assets	19,710	15,443

Deferred tax liabilities:
Prepaid expenses	(404)	(328)
Intangibles	(15,788)	(17,676)
Interest rate swap	(365)	(173)
Property and equipment	(6,678)	(1,443)
Amortization expense	(11,705)	(9,784)

Total deferred tax liabilities	(34,940)	(29,404)

	$(15,230)	$(13,961)

        The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets at December 31, 2018 and 2017 as follows (amounts in thousands):

	2018	2017
Non-current assets	$4,290	$4,802

Non-current liabilities	$19,520	$18,763

        At December 31, 2018 and 2017, the Company has foreign tax credit carryforwards for U.S. federal purposes and foreign minimum credits totaling $14.7 million and $10.6 million, respectively, which expire during the years 2021 through 2026. In addition, the impact of foreign tax credits and related valuation allowance had an impact on the tax rate. These tax credits were generated on revenues earned by our channels for airing content in Puerto Rico, and Latin America. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

differences become deductible. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. As the Tax Act significantly reduced the U.S. tax rate to 21%, the Company anticipates generating excess foreign tax credits and would not be able to use its historic foreign tax credits before they expire. As a result, in 2018 and in 2017, the Company recorded a valuation allowance against our foreign tax credits of $14.7 million and $10.6 million, respectively. In addition, the Colombia operations incurred a significant loss in 2018 and 2017 and the Company evaluated the ability to use the created deferred tax assets and recorded a valuation allowance of $12.5 million and $3.1 million against the balance at December 31, 2018 and 2017, respectively. The Company has foreign net operating losses carryforwards related to its Colombia operations totaling $0.6 million and $0.3 million, at December 31, 2018 and 2017, respectively, which expire beginning in 2029.

        Upon audit, taxing authorities may prohibit the realization of all or part of an uncertain tax position. The Company regularly assesses the outcome of potential examinations in each of the tax jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. Upon filing for an accounting method change related to an uncertain tax position in 2017, the Company reduced its uncertain tax position reserve in the amount of $0.1 million for related interest expense. In 2018, the Company received approval of the accounting method change and reversed the respective uncertain tax position. As of December 31, 2018 and 2017, the Company has uncertain tax position reserves of $0 million and $0.3 million, respectively.

Note 9. Long-Term Debt

        Long-term debt as of December 31, 2018 and 2017 consists of the following (amounts in thousands):

	December 31, 2018	December 31, 2017
Senior Notes due February 2024	$206,091	$207,642
Less: Current portion	2,134	2,133

	$203,957	$205,509

        On February 14, 2017 (the "Closing Date"), the Borrowers amended the Term Loan Facility (the "Second Amended Term Loan Facility"). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility, bears interest at the Borrowers' option of either (i) London Inter-bank Offered Rate ("LIBOR') plus a margin of 3.50% (decreased from a margin of 4.00% under the Term Loan Facility) or (ii) an Alternate Base Rate ("ABR") plus a margin of 2.50% (decreased from a margin of 3.00% under the Term Loan Facility). There is no LIBOR floor (a decrease from a LIBOR floor of 1.00% under the Term Loan Facility). The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the "Incremental Facility") allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the "Incremental Facility Increase") provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9. Long-Term Debt (Continued)

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

        In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net (loss) income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.5x at December 31, 2018, resulting in an excess cash flow percentage of 0% and therefore, no excess cash flow payment will be due in March 2019.

        Pursuant to the terms of the Second Amended Term Loan Facility, in March of 2018, the Company made an excess cash flow payment of $2.1 million. As permitted under the Second Amended Term Loan Facility, the excess cash flow payment was allocated in direct order of maturity, accordingly, we were not required to make the scheduled quarterly loan amortization payments in 2018.

        As of December 31, 2018, the original issue discount balance was $1.7 million, net of accumulated amortization of $1.8 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.3 million, net of accumulated amortization of $2.0 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at December 31, 2018 as presented on the consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

        The carrying value of the long-term debt approximates fair value at December 31, 2018 and 2017, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9. Long-Term Debt (Continued)

under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of December 31, 2018 (amounts in thousands):

Year Ending December 31,
2019	$2,134
2020	2,133
2021	2,133
2022	2,133
2023 and thereafter	200,548

$209,081

Note 10. Derivative instruments

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

        The change in the fair value of the interest rate swap agreements for the years ended December 31, 2018 and 2017, resulted in an unrealized gain of $0.8 million, respectively, and was included in AOCI net of taxes. The Company received $0.1 million of net interest on the settlement of the interest rate swap agreements for the year ended December 31, 2018. The Company paid $0.4 million of net interest on the settlement of the interest rate swap agreements for the year ended December 31, 2017. As of December 31, 2018, the Company estimates that none of the unrealized gain included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the years ended December 31, 2018 and 2017, respectively.

        The aggregate fair value of the interest rate swaps was $1.6 million and $0.8 million as of December 31, 2018 and 2017, respectively. These were recorded in Swap assets in non-current assets on the accompanying consolidated balance sheets.

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

Note 11. Fair Value Measurements

        Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

        The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying consolidated balance sheets as of December 31, 2018 and 2017 (amounts in thousands):

		Estimated Fair Value
		December 31, 2018
	Balance Sheet Location
Category		Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other assets	—	$1,619	—	$1,619

		Estimated Fair Value
		December 31, 2017
	Balance Sheet Location
Category		Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other assets	—	$773	—	$773

        Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. During the years ended December 31, 2018 and 2017, there were no assets and liabilities measured at fair value on a non-recurring basis.

        The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 12. Stockholders' equity

Capitalization

Capital Stock

        As of December 31, 2018, the Company had 19,696,810 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

        On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company's Class A common stock, par value $0.0001 per share ("Class A common stock"). Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. During the year ended December 31, 2018, the Company repurchased 199,600 shares of Class A common stock

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stockholders' equity (Continued)

under the repurchase program for an aggregate purchase price of $2.4 million. As of December 31, 2018, the Company repurchased 2.0 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $24.4 million, and was recorded as treasury stock on the consolidated balance sheet. As of December 31, 2018, the Company had $0.6 million remaining for future repurchases under the existing stock repurchase program, which expires on May 24, 2019.

        On August 15, 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $25.0 million of the Company's Class A common stock on an opportunistic basis.

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

Equity Incentive Plans

        Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the "2013 Equity Incentive Plan") to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At December 31, 2018, 2.7 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company's Board of Directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-Based Compensation

        Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense $3.9 million and $4.1 million for the years ended December 31, 2018 and 2017,

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stockholders' equity (Continued)

respectively. At December 31, 2018, there was $0.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.8 years. At December 31, 2018, there was $1.1 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 0.9 years.

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

Black-Scholes Option Valuation Assumptions	2018	2017
Risk-free interest rate	2.7% - 3.0%	2.2%
Dividend yield	—	—
Volatility	39.0% - 41.0%	25.8%
Weighted-average expected term (years)	6.0	6.0

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stockholders' equity (Continued)

        The following table summarizes stock option activity for the years ended December 31, 2018 and 2017 (shares and intrinsic values in thousands):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2016	2,920	$11.64	7.6	$1,274
Granted	55	$11.35	6.0	—
Exercised	—	—	—	—
Forfeited	(37)	10.39	—	—
Expired	(40)	$11.51	—	—

Outstanding at December 31, 2017	2,898	$11.62	6.5	$1,738

Granted	109	$12.84	6.0	—
Exercised	(67)	13.38	—	—
Forfeited	(24)	12.30	—	—
Expired	(6)	$12.10	—	—

Outstanding at December 31, 2018	2,910	$11.62	5.6	$2,806

Vested at December 31, 2018	2,175	$11.71	5.3	$2,102

Exercisable at December 31, 2018	2,175	$11.71	5.3	$2,102

        The weighted average grant date fair value of options granted for the years ended December 31, 2018 and 2017 was $5.49 and $3.39. At December 31, 2018, 0.3 million options granted are unvested, event-based options.

Restricted Stock

        Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model. The following table summarizes restricted share activity for the years ended December 31, 2018 and 2017 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2016	561	$10.58
Granted	154	11.19
Vested	(203)	11.80
Forfeited	(8)	13.38

Outstanding at December 31, 2017	504	$10.23
Granted	93	11.85
Vested	(218)	11.49
Forfeited	(9)	11.85

Outstanding at December 31, 2018	370	$9.86

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stockholders' equity (Continued)

        At December 31, 2018, 0.2 million shares of restricted stock issued are unvested, event-based shares.

Note 13. Contingencies

        The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 14. Commitments

        The Company has entered into certain rental property contracts with third parties, which are accounted for as operating leases. Rental expense was $2.2 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively

        The Company has certain commitments including various operating leases.

        Future minimum payments for these commitments and other commitments, primarily programming and equity method capital contributions, are as follows (amounts in thousands):

Year Ending December 31,	Operating Leases	Other Commitments	Total
2019	$1,571	$11,961	$13,532
2020	367	6,229	6,596
2021	350	2,846	3,196
2022	355	489	844
2023 and thereafter	302	—	302

Total	$2,945	$21,525	$24,470

Note 15. Retirement Plans

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 15. Retirement Plans (Continued)

164 participants in the Retirement Plan. Following is the plan's projected benefit obligation at December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Projected benefit obligation:
Balance, beginning of the year	$2,242	$3,027
Service cost	89	80
Interest cost	74	85
Actuarial (gain) loss	(43)	(469)
Benefits paid to participants	—	(481)

Balance, end of year	$2,362	$2,242

        At December 31, 2018 and 2017, the funded status of the plan was as follows (amounts in thousands):

	2018	2017
Excess of benefit obligation over the value of plan assets	$(2,362)	$(2,242)
Unrecognized net actuarial loss	290	347
Unrecognized prior service cost	36	44

Accrued benefit cost	$(2,036)	$(1,851)

        The plan is unfunded. As such, the Company is not required to make annual contributions to the plan.

        At December 31, 2018 and 2017, the amounts recognized in the consolidated balance sheets were classified as follows (amounts in thousands):

	2018	2017
Accrued benefit cost	$(2,362)	$(2,242)
Accumulated other comprehensive loss	326	391

Net amount recognized	$(2,036)	$(1,851)

        Amounts recorded in accumulated other comprehensive loss are reported net of tax.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 15. Retirement Plans (Continued)

        The benefits expected to be paid in each of the next five years and thereafter are as follows (amounts in thousands):

Years Ending December 31,	Amount
2019	$104
2020	164
2021	266
2022	171
2023	141
2024 through 2027	677

$1,523

        At December 31, 2018 and 2017, the following weighted-average rates were used:

	2018	2017
Discount rate on the benefit obligation	3.96%	3.35%
Rate of employee compensation increase(a)	1.75% - 2.50%	1.75% - 2.50%

(a)
Rate of employee compensation increase is 1.75% per year through 2021, and 2.5% per year thereafter.

        Pension expense for the years ended December 31, 2018 and 2017, consists of the following (amounts in thousands):

	2018	2017
Service cost	$89	$80
Interest cost	74	85
Expected return on plan assets	—	—
Recognized actuarial loss (gain)	—	—
Amortization of prior service cost	8	8
Net loss amortization	14	1

	$185	$174

        WAPA makes contributions to the Plan, a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by the main CBA. Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for four employees covered by the other CBA scheduled to expire on June 27, 2019.

        The risks in participating in such a plan are different from the risks of single-employer plans, in the following respects:

  •
  Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of any other participating employer.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 15. Retirement Plans (Continued)

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

        On July 1, 2017, WAPA executed an updated MOA under which it agreed to remain a contributing employer to the Plan through May 31, 2022 and to make contributions to the Plan at a fixed rate of $18.03 per week for each WAPA covered employee during such period (i.e., its contributions per employee will not increase during the term of its CBA or through any period during which a new CBA is entered into, if any).

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 15. Retirement Plans (Continued)

        Pursuant to the last available notice (for the Plan year ended December 31, 2017), WAPA's contributions to the Plan exceeded 5% of total contributions made to the Plan.

        Further information about the Plan is presented in the table below (amounts in thousands):

		Pension Protection Act Zone Status	Funding Improvement Plan/Rehabilitation Plan	WAPA's Contribution			Expiration Date of Collective Bargaining Agreements
						Surcharge Imposed
Pension Fund	EIN	2017	Status	2018	2017
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$138	$149	No	June 27, 2019 May 31, 2022