Form 10-Q
period 2019-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2019-05-08
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.0001 per share	HMTV	The NASDAQ Stock Market LLC

Class of Stock	Shares Outstanding as of May 6, 2019
Class A common stock, par value $0.0001 per share	19,683,711 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2019

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$86,205	$94,478
Accounts receivable, net of allowance for doubtful accounts of $555 and $2,645, respectively	28,624	30,840
Due from related parties	1,481	970
Programming rights	11,905	10,735
Prepaids and other current assets	6,646	7,801
Total current assets	134,861	144,824
Programming rights, net of current portion	14,795	15,321
Property and equipment, net	34,390	32,209
Operating lease right-of-use assets	1,792	—
Broadcast license	41,356	41,356
Goodwill	170,068	169,994
Other intangibles, net	35,752	39,086
Deferred income taxes	4,485	4,290
Equity method investments	57,153	51,658
Other assets	2,220	2,529
Total Assets	$496,872	$501,267

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$3,771	$2,515
Due to related parties	1,268	626
Accrued agency commissions	1,569	5,061
Accrued compensation and benefits	3,684	5,855
Accrued marketing	5,155	5,619
Other accrued expenses	6,042	6,810
Income taxes payable	3,467	2,265
Programming rights payable	4,947	4,051
Investee losses in excess of investment	4,056	4,982
Current portion of long-term debt	2,133	2,134
Total current liabilities	36,092	39,918

Programming rights payable, net of current portion	1,561	1,133
Long-term debt, net of current portion	203,570	203,957
Deferred income taxes	19,520	19,520
Other long-term liabilities	2,545	1,080
Defined benefit pension obligation	2,192	2,260
Total Liabilities	265,480	267,868

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 24,849,589 shares issued at March 31, 2019 and December 31, 2018.	2	2
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued and outstanding at March 31, 2019 and December 31, 2018	2	2
Additional paid-in capital	270,674	270,345
Treasury stock, at cost 5,509,793 and 5,523,838 at March 31, 2019 and December 31, 2018, respectively	(59,013)	(59,088)
Retained earnings	17,756	19,495
Accumulated other comprehensive income	530	1,155
Total Hemisphere Media Group Stockholders’ Equity	229,951	231,911
Equity attributable to non-controlling interest	1,441	1,488
Total Stockholders’ Equity	231,392	233,399
Total Liabilities and Stockholders’ Equity	$496,872	$501,267

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Net revenues	$35,110	$29,035
Operating Expenses:
Cost of revenues	10,214	9,427
Selling, general and administrative	10,901	10,584
Depreciation and amortization	4,067	3,997
Other expenses	231	233
Gain from FCC repack and other	(1,462)	(3)
Total operating expenses	23,951	24,238
Operating income	11,159	4,797
Other expenses:
Interest expense, net	(2,960)	(2,884)
Loss on equity method investments	(7,376)	(9,795)
Total other expenses	(10,336)	(12,679)
Income (loss) before income taxes	823	(7,882)
Income tax (expense) benefit	(2,556)	323
Net loss	(1,733)	(7,559)
Net loss attributable to non-controlling interest	47	—
Net loss available to Hemisphere Media Group	$(1,686)	$(7,559)

Loss per share available to Hemisphere Media Group:
Basic	$(0.04)	$(0.19)
Diluted	$(0.04)	$(0.19)
Weighted average shares outstanding:
Basic	39,031	38,955
Diluted	39,031	38,955

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Loss

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2019	2018

Net loss	$(1,733)	$(7,559)
Other comprehensive (loss) income:
Change in fair value of interest rate swap, net of income taxes	(678)	1,150
Comprehensive loss	(2,411)	(6,409)
Comprehensive loss attributable to non-controlling interest	47	—
Comprehensive loss attributable to Hemisphere Media Group	$(2,364)	$(6,409)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2019

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income	Interest	Total
Balance at December 31, 2018	24,850	$2	19,720	$2	$270,345	$(59,088)	$19,495	$1,155	$1,488	$233,399
Net loss	—	—	—	—	—	—	(1,686)	—	(47)	(1,733)
Issuance of treasury shares for acquisition of Snap Media	—	—	—	—	(588)	588	—	—	—	—
Stock-based compensation	—	—	—	—	917	—	—	—	—	917
Repurchases of Class A common Stock	—	—	—	—	—	(513)	—	—	—	(513)
Adoption of accounting standards	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(678)		(678)
Balance at March 31, 2019	24,850	$2	19,720	$2	$270,674	$(59,013)	$17,756	$530	$1,441	$231,392

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2018

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income	Interest	Total
Balance at December 31, 2017	25,171	$3	20,801	$2	$265,329	$(57,303)	$30,401	$472	—	$238,904
Net loss	—	—	—	—	—	—	(7,559)	—	—	(7,559)
Stock-based compensation	—	—	—	—	996	—	—	—	—	996
Repurchases of Class A common Stock	—	—	—	—	—	(34)	—	—	—	(34)
Exercise of warrants	2	0	—	—	20	—	—	—	—	20
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,150	—	1,150
Balance at March 31, 2018	25,173	$3	20,801	$2	$266,345	$(57,337)	$22,842	$1,622	$—	$233,477

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net loss	$(1,733)	$(7,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,067	3,997
Program amortization	3,256	2,490
Amortization of deferred financing costs and original issue discount	145	146
Stock-based compensation	917	996
Provision for bad debts	84	84
Gain on disposition of assets	—	(3)
Loss on equity method investments	7,376	9,795
Gain from FCC repack	(1,462)	—
Amortization of operating lease right-of-use assets	118	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	2,132	(2,486)
Programming rights	(3,900)	(3,489)
Prepaids and other assets	(1,393)	(1,945)
(Decrease) increase in:
Accounts payable	1,256	838
Due to related parties, net	131	444
Other accrued expenses	(6,895)	(4,936)
Programming rights payable	1,324	735
Income taxes payable	1,202	—
Other liabilities	1,397	2,617
Net cash provided by operating activities	8,022	1,724
Cash Flows From Investing Activities:
Funding of equity method investments	(13,796)	(14,803)
Capital expenditures	(2,914)	(1,696)
FCC repack proceeds	1,462	—
Net cash used in investing activities	(15,248)	(16,499)
Cash Flows From Financing Activities:
Repayments of long-term debt	(534)	(2,133)
Purchases of common stock	(513)	(34)
Proceeds from exercise of warrants	—	20
Net cash used in financing activities	(1,047)	(2,147)

Net decrease in cash	(8,273)	(16,922)
Cash:
Beginning	94,478	124,299
Ending	$86,205	$107,377

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$3,974	$2,768
Income taxes	$—	$—
Non-cash investing activity:
Acquisition financed in part by treasury shares	$588	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Nature of business

Nature of business:  The accompanying Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), HMTV Cable, Inc., the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below), and HMTV Distribution, LLC, the parent of Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries (“Snap Media”), which we acquired a 75% interest on November 26, 2018. Hemisphere was formed on January 16, 2013 for purposes of effecting the transaction, which was consummated on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Consolidated Financial Statements.

Reclassification:  Certain prior year amounts on the presented condensed consolidated balance sheets and condensed consolidated statement of cash flows have been reclassified to conform with current year presentation.

Basis of presentation:  The accompanying Unaudited Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three months ended March 31, 2019 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2019. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net loss per common share:  Basic loss per share are computed by dividing income attributable to Hemisphere Media Group common stockholders by the number of weighted-average outstanding shares of common stock. Diluted loss per share reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted loss per share available to Hemisphere Media Group (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator for loss per common share calculation:
Net loss available to Hemisphere Media Group	$(1,686)	$(7,559)

Denominator for loss per common share calculation:
Weighted-average common shares, basic	39,031	38,955
Effect of dilutive securities
Stock options, restricted stock and warrants	—	—
Weighted-average common shares, diluted	39,031	38,955

Loss per share available to Hemisphere Media Group
Basic	$(0.04)	$(0.19)
Diluted	$(0.04)	$(0.19)

We apply the treasury stock method to measure the dilutive effect of its outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted loss per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 1.1 million and 2.1 million shares of common stock for the three months ended March 31,

2019 and 2018, respectively, were excluded from the computation of diluted loss per common share for this period because their effect would have been anti-dilutive. The net loss per share available to Hemisphere Media Group amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from continuing operations for each of the three months ended March 31, 2019 and 2018, 0.5 million and 0.2 million outstanding awards, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

In computing loss per share, the Company’s Nonvoting Stock is considered a participating security. Each share of Nonvoting Stock has identical rights, powers, limitations and restrictions in all respects as each share of common of the Company, including the right to receive the same consideration per share payable in respect of each share of common stock, except that holders of Nonvoting Stock shall have no voting rights or powers whatsoever.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three months ended March 31, 2019 and 2018. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recently adopted Accounting Standards: On January 1, 2019, we adopted Financial Accounting Standards Board (“the FASB”) ASC Topic 842, Leases (ASC 842) (the “new lease standard”), using a modified retrospective transition approach with application as of the effective date of initial application without restating comparative period financial statements.  The core principle of the new lease standard is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases, in the statement of financial position. We elected to apply the package of practical expedients to our adoption of the new lease standard, which includes allowing us to continue utilizing historical classification of leases. We did not elect the practical expedient that permits a reassessment of lease terms for existing leases. Upon our transition to the new lease standard, we recognized $2.1 million and $1.9 million of operating lease liabilities and corresponding right of use (“ROU”) assets, respectively. The adoption of the new lease standard did not have an impact on the Unaudited Condensed Consolidated Statement of Operations.  For additional information about our leases, see Note 13, “Leases” of Notes to Unaudited Condensed Consolidated Financial Statements.

On January 1, 2019, we adopted the FASB Accounting Standards Update (“ASU”) 2018-07—Compensation —Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU applied to any entity that enters into share-based payment transactions with nonemployees. The new guidance eliminated the requirement to revalue nonemployee share-based transactions on a recurring quarterly basis. The adoption of this ASU did not have an impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2019.

On January 1, 2019, we adopted ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of certain tax effects from Accumulated other comprehensive income. The amendments in this ASU applied to any entity that has items of other comprehensive income (“OCI”) for which the related tax effects are presented in accumulated other comprehensive income (“AOCI”), as previously required by GAAP. This ASU permitted a one-time reclassification from AOCI to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The adoption of this ASU resulted in a one-time reclassification of $0.1 million from AOCI to Retained earnings, which was recorded in the current period. For the impact of this adoption, see Condensed Consolidated Statement of Changes in Stockholders’ Equity located in Item I Financial Statements.

On January 1, 2019, we adopted ASU 2017-12 — Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The amendments in this ASU applied to any entity that elects to apply hedge accounting and is intended to better align an entity’s risk management activities and financial reporting for hedging relationships. The ASU amends effectiveness testing requirements, income statement presentation and disclosures and permits additional risk management strategies to qualify for hedge accounting.  The adoption of this ASU did not have an impact on our condensed consolidated financial statements as of and for the three months ended March 31, 2019.

Accounting guidance not yet adopted:  In March 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-02—Entertainment—Films-Other Assets-Film Costs (Subtopic 926-20): Improvements to Accounting for Costs of Films. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominately monetized with other owned or licensed content. The updated guidance is effective for the fiscal years beginning after December 15, 2019 and early adoption is permitted. We are currently in the initial stages of our assessment in determining the impact, if any, that the updated accounting guidance will have on our consolidated financial statements.

Note 2. Revenue Recognition

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

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended March 31,
Revenues by type	2019	2018
Affiliate revenue	$21,349	$18,433
Advertising revenue	13,146	9,918
Other revenue	615	684
Total revenue	$35,110	$29,035

Note 3. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  On November 15, 2018, an amendment to an agreement was executed, effective through February 28, 2022, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). This original agreement was amended on May 20, 2015, to expand the services MVS provides to Cinelatino to include commercial insertion and editing services to support advertising sales on Cinelatino’s U.S. feed. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations. Total expenses incurred were $0.6 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively. Amounts due to MVS pursuant to the agreements noted above amounted to $1.3 million and $0.7 million at March 31, 2019 and December 31, 2018, respectively.

•                  On November 15, 2018, an amendment to an affiliation agreement was executed, effective through February 28, 2022 for the distribution and exhibition of Cinelatino’s programming service through Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout

Mexico. Total revenues recognized were $0.5 million for each of the three months ended March 31, 2019 and 2018. Amounts due from Dish Mexico amounted to $0.3 million at March 31, 2019 and December 31, 2018.

•                  On November 15, 2018, an amendment was executed to extend MVS the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Pursuant to the arrangement, Cinelatino receives revenues net of MVS’s distribution fee, which is presently equal to 13.5% of all license fees collected from third party distributors managed by MVS to the extent that distribution is not owned by MVS. Total revenues recognized were $0.3 million for each of the three months ended March 31, 2019 and 2018. Amounts due from MVS pursuant to the agreements noted above amounted to $1.2 million and $0.7 million at March 31, 2019 and December 31, 2018, respectively.

We renewed the three-year consulting agreement effective April 9, 2016 with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.1 million for each of the three months ended March 31, 2019 and 2018, respectively. No amounts were due to this related party at March 31, 2019 and December 31, 2018.

We entered into an output agreement effective November 2, 2016, with Pantelion Films, LLC (“Pantelion”), a joint venture made up of several organizations, including Panamax Films, LLC (an entity owned by James M. McNamara), Lions Gate Films, Inc. (“Lionsgate”) and Grupo Televisa, for the licensing of movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0.0 million and $0 million for three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, $0.4 million and $0.5 million is included in programming rights, respectively, in the accompanying condensed consolidated balance sheets related to these agreements.

Note 4. Snap Media Acquisition

On November 26, 2018, the Company completed the acquisition of a seventy five percent (75%) interest in Snap Global, LLC (“Snap Media”), pursuant to the terms of a Transaction Agreement (the “Snap Media Acquisition”). Snap Media is a leading independent distributor of content in Latin America to broadcast, pay TV and OTT platforms. The opportunity is to leverage Snap to drive licensing of our content and to identify co-production opportunities in Latin America. The Snap Media Acquisition was accounted for as a business combination using the acquisition method of accounting.

Total consideration in connection with the Snap Media Acquisition was $4.8 million (net of $0.7 million of cash acquired), which included 101,818 shares of the Company’s Class A common stock issued and $1.5 million paid in cash at closing. During the three months ended March 31, 2019, 54,825 shares of the Company’s Class A common stock were issued and $0.8 million paid in cash. Future consideration includes $0.5 million to be paid in each of 2020 and 2021, subject to downward adjustment. The fair value of shares of the Company’s Class A common stock included in consideration is based on the closing price of the Company’s Class A common stock on November 26, 2018. Future consideration is classified as Other long-term liabilities in the  accompanying condensed consolidated balance sheets.

The preliminary allocation of consideration to the net tangible and intangible assets acquired as of November 26, 2018 is presented in the table below (amounts in thousands):

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

Note 5. Goodwill and intangible assets

Goodwill and intangible assets consist of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31,	December 31,
	2019	2018
Broadcast license	$41,356	$41,356
Goodwill	170,068	169,994
Other intangibles	35,752	39,086
Total intangible assets	$247,176	$250,436

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the three months ended March 31, 2019 is as follows (amounts in thousands):

	Net Balance at December 31, 2018	Additions	Impairment	Net Balance at March 31, 2019
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	169,994	74	—	170,068
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$228,036	$74	$—	$228,110

A summary of the changes in the Company’s other amortizable intangible assets for the three months ended March 31, 2019 is as follows (amounts in thousands):

	Net Balance at December 31, 2018	Additions	Amortization	Net Balance at March 31, 2019
Affiliate relationships	$20,273	$—	$(3,018)	$17,255
Advertiser relationships	690	—	(138)	552
Non-compete agreement	686	—	(137)	549
Other intangibles	144	—	(19)	125
Programming contracts	607	—	(22)	585
Total finite-lived intangibles	$22,400	$—	$(3,334)	$19,066

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.3 million for each of the three months ended March 31, 2019 and 2018. The weighted average remaining amortization period is 3.0 years at March 31, 2019.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2019	$5,263
2020	6,170
2021	5,857
2022	1,528
2023 and thereafter	248
Total	$19,066

Note 6. Equity method investments

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

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity (“VIE”) that is accounted for under the equity method. As of March 31, 2019, we have funded $5.9 million in capital contributions to Pantaya. We record the income or loss on investment on a one quarter lag.  For the three months ended March 31, 2019 and 2018, we have recorded $0.3 million and $2.6 million, respectively in loss on equity method investments in the accompanying unaudited condensed consolidated statements of operations. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Pantaya, we also present as a liability in the accompanying condensed consolidated balance sheets the net balance recorded for our share of Pantaya’s losses in excess of the amount funded into Pantaya, which was $4.1 million and $5.0 million at March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, our applicable pro rata share of the inception to date losses exceeds our contractual funding commitment of $10 million, as such our cumulative share of the losses is limited to $10 million.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. The joint venture is deemed a VIE that is accounted for under the equity method. As of March 31, 2019, we have funded $96.6 million in capital contributions to Canal 1. The Canal 1 joint venture losses to date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For the three months ended March 31, 2019 and 2018, we recorded $7.0 million and $7.1 million in loss on equity method investment, net of a preferred return on capital funded, in the accompanying unaudited condensed consolidated statements of operations, respectively. The net balance recorded in equity method investments related to Canal 1 joint venture was $52.2 million and $46.7 million at March 31, 2019 and December 31, 2018, respectively, and is included in equity method investments in the accompanying condensed consolidated balance sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. As of March 31, 2019, we have recorded $5.0 million in equity method funding related to REMEZCLA. We record the income or loss on investment on a one quarter lag. For the three months ended March 31, 2019 and 2018, we recorded $0.0 million and $0.1 million in loss on equity method investment, net of preferred return on capital funded, in the accompanying unaudited condensed consolidated statement of operations, respectively. The net balance recorded in equity method investments was $4.9 million and $5.0 million at March 31, 2019 and December 31, 2018, respectively, and is included in the accompanying condensed consolidated balance sheets. We have no additional commitment to fund the operations of the venture.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (the Company owns 75% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“Mar Vista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of March 31, 2019, we have funded $0.1 million in capital contributions to the Snap JV. We record the income or loss on investment on a one quarter lag.  For the three months ended March 31, 2019, we have recorded $0.0 million in loss on equity method investments in the accompanying unaudited condensed consolidated statements of operations. The net balance recorded in equity method investments related to the Snap JV was $0.0 million at March 31, 2019, and is included in equity method investments in the accompanying condensed consolidated balance sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of and for the three months ended December 31, 2018 are included below (amounts in thousands):

Total Equity Investees
Current assets	$21,192
Non-current assets	$33,842
Current liabilities	$52,279
Non-current liabilities	$92,012
Redeemable stock and non-controlling interests	$(453)
Net revenue	$7,307
Operating loss	$(9,501)
Net loss	$(13,521)

Note 7. Income taxes

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

For the three months ended March 31, 2019 and 2018, our income tax expense has been computed utilizing the estimated annual effective rates of 32.7% and 47.7%, respectively. The difference between the annual effective rate of 32.7% and the statutory Federal income tax rate of 21% in the three month period ended March 31, 2019, is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits. The annual effective tax rate related to income generated in the U.S. is 23.1%. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 9.6% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the three month period ended March 31, 2019 to 32.7%. The difference between the annual effective rate of 47.7% and the statutory Federal income tax rate of 21% in the three month period ended March 31, 2018, is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits.

Income tax expense was $2.6 million for the three month period ended March 31, 2019 as compared to an income tax benefit of $0.3 million for the three month period ended March 31, 2018.

Note 8. Long-term debt

Long-term debt as of March 31, 2019 and December 31, 2018 consists of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Senior Notes due February 2024	$205,703	$206,091
Less: Current portion	2,133	2,134
	$203,570	$203,957

On February 14, 2017 (the “Closing Date”), the Borrowers amended the Term Loan Facility (the “Second Amended Term Loan Facility”). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility bears interest at the Borrowers’ option of either (i) London Inter-bank Offered Rate (“LIBOR’) plus a margin of 3.50% or (ii) an Alternate Base Rate (“ABR”) plus a margin of 2.50%. The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the “Incremental Facility”) allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the “Incremental Facility Increase”) provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each cap the cash netted against debt up to a maximum amount of $60.0 million. Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the “Incremental Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

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

In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net (loss) income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.5x at December 31, 2018, resulting in an excess cash flow percentage of 0% and therefore, no excess cash flow payment was due in March 2019.

As of March 31, 2019, the original issue discount balance was $1.6 million, net of accumulated amortization of $1.9 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the accompanying condensed consolidated balance sheets and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.2 million, net of accumulated amortization of $2.1 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at March 31, 2019 as presented on the accompanying condensed consolidated balance sheets, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at March 31, 2019 and December 31, 2018 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of March 31, 2019 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2019	$1,600
2020	2,133
2021	2,133
2022	2,133
2023 and thereafter	200,548
Total	$208,547

Note 9. Derivative instruments

We use derivative financial instruments in the management of our interest rate exposure. Our strategy is to eliminate the cash flow risk on a portion of the variable rate debt caused by changes in the designated benchmark interest rate, LIBOR. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

On May 4, 2017, we entered into two identical pay-fixed, receive-variable, interest rate swaps with two different counter parties, to hedge the variability in the LIBOR interest payments on an aggregate notional value of $100.0 million of our Second Amended Term Loan Facility beginning May 31, 2017, through the expiration of the swaps on June 30, 2022. At inception, these interest rate swaps were designated as cash flow hedges of interest rate risk, and as such, the unrealized changes in market value are recorded in accumulated other comprehensive income (“AOCI”).

The change in the fair value of the interest rate swap agreements for the three months ended March 31, 2019 and 2018, resulted in an unrealized loss of $0.9 million and an unrealized gain of $1.5 million, respectively, which were included in AOCI net of taxes. The Company received $0.1 million of net interest on the settlement of the interest rate swap agreements for the three months ended March 31, 2019. The Company paid $0.1 million of net interest on the settlement of interest rate swap agreements for the three months ended March 31, 2018. As of March 31, 2019, the Company estimates that none of the unrealized gain included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the three months ended March 31, 2019 and 2018, respectively.

The aggregate fair value of the interest rate swaps was $0.7 million and $1.6 million as of March 31, 2019 and December 31, 2018, respectively. These were recorded in Swap assets in other non-current assets on the accompanying condensed consolidated balance sheets.

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

Note 10. Fair Value Measurements

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (amounts in thousands):

		Estimated Fair Value
		March 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other assets	—	$746	—	$746

		Estimated Fair Value
		December 31, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other assets	—	$1,619	—	$1,619

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of March 31, 2019, there were no assets and liabilities measured at fair value on a nonrecurring basis.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 11.  Stockholders’ equity

Capital stock

As of March 31, 2019, the Company had 19,710,855 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. During the three months ended March 31, 2019, the Company repurchased 40,780 shares of Class A common stock under the repurchase program for an aggregate purchase price of $0.5 million. As of March 31, 2019, the Company repurchased 2.0 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $24.9 million, and the repurchased shares were recorded as treasury stock on the accompanying condensed consolidated balance sheets. As of March 31, 2019, the Company had $0.1 million remaining for future repurchases under the existing stock repurchase program, which expires on May 24, 2019.

On August 15, 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $25.0 million of the Company’s Class A common stock on an opportunistic basis.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At March 31, 2019, 2.7 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is May 16, 2026. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company’s event-based restricted stock awards and option awards generally vest upon the Company’s Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days (which need not be consecutive), subject to the grantee’s continued employment or service with the Company. Other event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company’s annual stockholder meeting.

Stock-based compensation

Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense was $0.9 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was $0.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years. At March 31, 2019, there was $0.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.2 years.

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

Black-Scholes Option Valuation Assumptions	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Risk-free interest rate	—	2.7% - 3.0%
Dividend yield	—	—
Volatility	—	39.0% - 41.0%
Weighted-average expected term (years)	—	6.0

The following table summarizes stock option activity for the three months ended March 31, 2019 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2018	2,910	$11.62	5.6	$2,806
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2019	2,910	$11.62	5.4	$7,547
Vested at March 31, 2019	2,195	$11.71	5.0	$5,559
Exercisable at March 31, 2019	2,195	$11.71	5.0	$5,559

There were no options granted during the three months ended March 31, 2019.  At March 31, 2019, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the three months ended March 31, 2019 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2018	370	$9.86
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2019	370	$9.86

There were no restricted stock grants during the three months ended March 31, 2019. At March 31, 2019, 0.2 million shares of restricted stock issued were unvested, event-based shares.

Note 12.  Contingencies

We are involved in various legal actions, generally related to our operations.  Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 13. Leases

On January 1, 2019, we adopted Financial Accounting Standards Board (“the FASB”) ASC Topic 842, Leases (ASC 842) (the “new lease standard”), using a modified retrospective transition approach with application as of the effective date of initial application without restating comparative period financial statements.  The core principle of the new lease standard is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases, in the statement of financial position. We measure our lease liabilities as the present value of remaining lease payments using our incremental borrowing rate applicable to the lease term as the discount rate. We elected to apply the package of practical expedients to our adoption of the new lease standard, which includes allowing us to continue utilizing historical classification of leases. We did not elect the practical expedient that permits a reassessment of lease terms for existing leases.

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments.  Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Operating lease cost was $0.2 million and $0.5 million for the three months ended March 31, 2019 and 2018, respectively.

A summary of the classification of operating leases on our unaudited condensed consolidated balance sheet as of March 31, 2019 (amounts in thousands):

		March 31, 2019
Operating lease right-of-use assets		$1,792
Operating lease liability, current	(Other accrued expenses)	582
Operating lease liability, non-current	(Other long-term liabilities)	$1,464

Components of lease cost reflected in our unaudited condensed consolidated statement of operations for the three months ended March 31, 2019 (amounts in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$155
Short-term lease cost	49
Total lease cost	$204

A summary of weighted-average remaining lease term and weighted-average discount rate as of March 31, 2019:

Weighted-average remaining lease term	3.9 years
Weighted average discount rate	7.2%

Supplemental cash flow and other non-cash information for the three months ended March 31, 2019 (amounts in thousands):

Operating cash flows from operating leases	$139
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—

Future annual minimum lease commitments as of March 31, 2019 were as follows (amounts in thousands):

March 31, 2019
Remainder of 2019	$603
2020	533
2021	516
2022	396
2023	302
Total minimum payments	$2,350
Less: amount representing interest	(304)
Lease liability	$2,046

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the future annual minimum lease commitments as of December 31, 2018 are provided below (in thousands):

December 31, 2018
2019	$1,571
2020	367
2021	350
2022	355
2023	302
Total minimum payments	$2,945

Note 14. Commitments

The Company has other commitments in addition to the various operating leases included in Note 13, “Leases” of Notes to Unaudited Condensed Consolidated Financial Statements, primarily programming and equity method capital contributions.

Future minimum payments as of March 31, 2019, are as follows (amounts in thousands):

March 31, 2019
Remainder of 2019	$12,570
2020	7,845
2021	4,050
2022	1,423
2023 and thereafter	128
Total	$26,016

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

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 4.4 million subscribers, excluding digital basic subscribers.

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

•                  Centroamerica TV:  a cable television network targeting Central Americans, the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 4.2 million subscribers.

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana features the most popular news and entertainment from the Dominican Republic and is distributed in the U.S. to approximately 2.4 million subscribers.

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

•                  Snap Media:  a distributor of content to broadcast and cable television networks and OTT and SVOD platforms in Latin America. Snap is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, a shareholder of Snap Media, to produce original movies and series.

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

WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement nine years ago and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate revenues. WAPA’s primetime household rating in 2018 was four times higher than the most highly rated English-language U.S. broadcast network in the U.S., NBC, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in affiliate revenues, similar to the growth in affiliate revenues that the four major U.S. networks (ABC, CBS, NBC and Fox) have experienced in the U.S.

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

Hispanics represent over 18% of the total U.S. population and over 10% of the total U.S. buying power, but the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising spending still under-indexes relative to its viewing share.

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

Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 32% from 2013 to 2018, and are projected to grow from 57 million in 2018 to 67 million in 2022, representing projected growth of 18%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 30% and 28%, respectively, of total pay-TV subscribers throughout Latin America (excluding Brazil).

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

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2019 and 2018

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,		$ Change Favorable/	% Change Favorable/
	2019	2018	(Unfavorable)	(Unfavorable)

Net revenues	$35,110	$29,035	$6,075	20.9%
Operating Expenses:
Cost of revenues	10,214	9,427	(787)	(8.3)%
Selling, general and administrative	10,901	10,584	(317)	(3.0)%
Depreciation and amortization	4,067	3,997	(70)	(1.8)%
Other expenses	231	233	2	0.9%
Gain from FCC repack and other	(1,462)	(3)	1,459	NM
Total operating expenses	23,951	24,238	287	1.2%

Operating income	11,159	4,797	6,362	132.6%

Other expense:
Interest expense, net	(2,960)	(2,884)	(76)	(2.6)%
Loss on equity method investments	(7,376)	(9,795)	2,419	24.7%
Total other expenses	(10,336)	(12,679)	2,343	18.5%

Income (loss) before income taxes	823	(7,882)	8,705	110.4%

Income tax (expense) benefit	(2,556)	323	(2,879)	NM
Net loss	(1,733)	(7,559)	5,826	77.1%
Net loss attributable to non-controlling interest	47	—	47	NM
Net loss available to Hemisphere Media Group	$(1,686)	$(7,559)	$5,873	77.7%

NM = Not meaningful

Net Revenues

Net revenues were $35.1 million for the three months ended March 31, 2019, an increase of $6.1 million, or 21%, as compared to $29.0 million for the comparable period in 2018. Advertising revenue increased $3.2 million, or 33%, driven by the continued recovery in Puerto Rico, and the favorable comparison with the prior year period, which was negatively impacted by Hurricane Maria in September 2018. Affiliate revenue increased $2.9 million, or 16%, due to rate increases and subscriber growth, and favorable comparison with the prior year period, which was negatively impacted by Hurricane Maria.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	March 31, 2019	December 31, 2018	March 31, 2018
U.S. Cable Networks:
WAPA America (b)	4,381	4,417	4,383
Cinelatino	4,608	4,639	4,543
Pasiones	4,272	4,360	4,448
Centroamerica TV	4,239	4,276	4,203
Television Dominicana	2,370	2,273	1,942
Total	19,870	19,965	19,519

Latin America Cable Networks:
Cinelatino	17,174	16,769	16,123
Pasiones	16,170	15,958	15,230
Total	33,344	32,727	31,353

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)         Excludes digital basic subscribers.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs.  Cost of revenues for the three months ended March 31, 2019, were $10.2 million, an increase of $0.8 million, or 8%, compared to $9.4 million for the three months ended March 31, 2018. The increase was due to higher programming and production expenses over the prior year period, when WAPA implemented cost savings measures following Hurricane Maria, offset by hurricane related expenses incurred in the prior year period.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses for the three months ended March 31, 2019, were $10.9 million, an increase of $0.3 million, or 3%, compared to $10.6 million for the three months ended March 31, 2018. The increase was due to higher research and marketing costs, primarily the restoration of Nielsen ratings at WAPA, which were interrupted by Hurricane Maria and re-commenced during the second quarter of 2018.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense increased $0.1 million, or 2%, for the three months ended March 31, 2019.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses were flat for the three months ended March 31, 2019.

Gain from FCC repack and other: For the three months ended March 31, 2019 increased $1.5 million due to the timing of reimbursements received from the FCC for equipment purchases required as a result of the FCC mandated spectrum repack.

Other Expenses

Interest Expense, net: Interest expense for the three ended March 31, 2019, increased $0.1 million, or 3%. The increase was due to higher average interest rates, reflecting the increase in LIBOR rates, offset in part by lower average principal debt balance.

Loss on Equity Method Investments: Loss on equity method investments for the three months ended March 31, 2019, decreased $2.4 million. The decrease was primarily due to improved operating performance at Pantaya. For more information, see Note 6, “Equity method investments” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Income Tax Expense

Income tax expense for the three months ended March 31, 2019, increased $2.9 million. The increase was primarily due to higher income before income taxes, excluding certain loss on equity method investments which do not offset taxable income. For more information, see Note 7, “Income taxes” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Net Loss

Net loss for the three months ended March 31, 2019, was $1.7 million as compared to net loss of $7.6 million in the comparable period in 2018.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest for the three months ended March 31, 2019, was $0.0 million related to the 25% interest in Snap Media held by minority shareholders. Snap Media was acquired in November 2018, and therefore there was no net income or loss attributable to non-controlling interest for the three months ended March 31, 2018.

Net Loss Available to Hemisphere Media Group

Net loss available to Hemisphere Media Group for the three months ended March 31, 2019, was $1.7 million, compared to $7.6 million in the comparable period in 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At March 31, 2019, we had $86.2 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

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

Cash Flows

	Three Months Ended March 31,
Amounts in thousands:	2019	2018
Cash provided by (used in):
Operating activities	$8,022	$1,724
Investing activities	(15,248)	(16,499)
Financing activities	(1,047)	(2,147)
Net decrease in cash	$(8,273)	$(16,922)

Comparison for the Three Months Ended March 31, 2019 and March 31, 2018

Operating Activities

Cash provided by operating activities was primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the three months ended March 31, 2019 was $8.0 million, an increase of $6.3 million, as compared to $1.7 million in the prior year period, due primarily to a $5.8 million increase in net income and $3.5 million increase in net working capital, offset by a $3.0 million decrease in non-cash items. The increase in net working capital was driven by a decrease in accounts receivable of $4.6 million, a decrease in prepaid and other current assets of $0.6 million, and increases in income taxes payable of $1.2 million, programming rights payable of $0.6 million and accounts payable of $0.4 million, offset by decreases in other accrued expense of $2.0 million, other liabilities of $1.2 million, and net due to/from related parties of $0.3 million, and an increase in programming rights of $0.4 million. Non-cash items decreased primarily as a result of a decrease in loss on equity method investments of $2.4 million and a gain from FCC spectrum repack of $1.5 million, offset by increases in programming amortization of $0.8 million and amortization of operating leases of $0.1 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019, was $15.2 million, a decrease of $1.3 million as compared to $16.5 million in the prior year period. The decrease is primarily due to proceeds received in the current period from the FCC related to the spectrum repack of $1.5 million and a decline in funding of equity investments of $1.0 million, offset by an increase in capital expenditures of $1.2 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019, was $1.0 million, a decrease of $1.1 million as compared to $2.1 million in the prior year period. The decrease is due to lower debt payments in the current year period of $1.6 million due to the excess cash flow payment made in the prior year period pursuant to the Second Amended Term Loan Facility, which the Company was not obligated to make in the current year period, offset in part by an increase in repurchases of our Class A common stock of $0.5 million. For more information, see Note 8, “Long-term debt” and Note 11, “Stockholders’ equity” of Notes to unaudited condensed consolidated financial statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of March 31, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating our Company and our Business.  If any of the risks occur, our Business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive.  We operate in a continually changing business environment and new risks emerge from time to time.  Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our Business or the extent to which any factor or combination of factors may impact our Business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our Business, financial condition and/or operating results.

There have not been any material changes during the quarter ended March 31, 2019 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended March 31, 2019:

Period (a)	Total Number of Shares Purchased (b)	Average Price Paid per Share (c)	Total Number of shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program (d)

January 1, 2019 — January 31, 2019	38,507	$12.55	38,507	$164,087
February 1, 2019 — February 28, 2019	2,273	$12.91	2,273	$134,742
March 1, 2019 — March 31, 2019	—	$—	—	$134,742
Total	40,780	$12.57	40,780

(a)           The stock repurchase plan was announced on June 20, 2017.

(b)           The Board of Directors authorized the repurchase of up to $25 million of the Company’s Class A common stock.

(c)           Average Price Paid per Share includes broker commission of $0.02 per share.

(d)           The plan expires on May 24, 2019.

The table above does not include the additional $25 million authorized on August 15, 2018 for opportunistic share repurchases.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: May 8, 2019	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 8, 2019	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)