Form 10-Q
period 2019-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2019-08-05
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-35886

HEMISPHERE MEDIA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0885255
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

Hemisphere Media Group, Inc.
4000 Ponce de Leon Boulevard
Suite 650
Coral Gables, FL	33146
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of August 2, 2019
Class A common stock, par value $0.0001 per share	19,751,791 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2019

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “MarVista” refers to Mar Vista Entertainment, LLC, a Deleware limited liability company; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$79,481	$94,478
Accounts receivable, net of allowance for doubtful accounts of $673 and $2,645, respectively	31,943	30,840
Due from related parties	1,196	970
Programming rights	10,492	10,735
Prepaids and other current assets	7,841	7,801
Total current assets	130,953	144,824
Programming rights, net of current portion	14,657	15,321
Property and equipment, net	34,939	32,209
Operating lease right-of-use assets	2,090	—
Broadcast license	41,356	41,356
Goodwill	170,068	169,994
Other intangibles, net	33,997	39,086
Deferred income taxes	4,824	4,290
Equity method investments	53,858	51,658
Other assets	1,285	2,529
Total Assets	$488,027	$501,267

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,347	$2,515
Due to related parties	619	626
Accrued agency commissions	2,636	5,061
Accrued compensation and benefits	4,619	5,855
Accrued marketing	4,867	5,619
Other accrued expenses	5,629	6,810
Income taxes payable	—	2,265
Programming rights payable	4,786	4,051
Investee losses in excess of investment	2,409	4,982
Current portion of long-term debt	2,133	2,134
Total current liabilities	30,045	39,918
Programming rights payable, net of current portion	1,678	1,133
Long-term debt, net of current portion	203,182	203,957
Deferred income taxes	19,520	19,520
Other long-term liabilities	3,657	1,080
Defined benefit pension obligation	2,194	2,260
Total Liabilities	260,276	267,868

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,033,981 and 24,849,589 shares issued at June 30, 2019 and December 31, 2018, respectively.	3	2
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued and outstanding at June 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	271,117	270,345
Treasury stock, at cost 5,547,078 and 5,523,838 at June 30, 2019 and December 31, 2018, respectively	(59,573)	(59,088)
Retained earnings	15,398	19,495
Accumulated other comprehensive (loss) income	(647)	1,155
Total Hemisphere Media Group, Inc. Stockholders’ Equity	226,300	231,911
Equity attributable to non-controlling interest	1,451	1,488
Total Stockholders’ Equity	227,751	233,399
Total Liabilities and Stockholders’ Equity	$488,027	$501,267

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$39,147	$34,791	$74,257	$63,826
Operating expenses:
Cost of revenues	11,317	10,834	21,531	20,261
Selling, general and administrative	10,813	11,108	21,714	21,692
Depreciation and amortization	2,556	4,020	6,623	8,017
Other expenses	422	541	653	774
Gain from FCC spectrum repack and other	(45)	(35)	(1,507)	(38)
Total operating expenses	25,063	26,468	49,014	50,706
Operating income	14,084	8,323	25,243	13,120
Other expenses, net:
Interest expense, net	(3,005)	(3,019)	(5,965)	(5,903)
Loss on equity method investments	(9,784)	(8,826)	(17,160)	(18,621)
Total other expenses, net	(12,789)	(11,845)	(23,125)	(24,524)
Income (loss) before income taxes	1,295	(3,522)	2,118	(11,404)
Income tax expense	(3,643)	(1,584)	(6,199)	(1,261)
Net loss	(2,348)	(5,106)	(4,081)	(12,665)
Net (income) loss attributable to non-controlling interest	(10)	—	37	—
Net loss attributable to Hemisphere Media Group, Inc.	$(2,358)	$(5,106)	$(4,044)	$(12,665)

Loss per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.06)	$(0.13)	$(0.10)	$(0.32)
Diluted	$(0.06)	$(0.13)	$(0.10)	$(0.32)

Weighted average shares outstanding:
Basic	39,164	39,021	39,098	38,988
Diluted	39,164	39,021	39,098	38,988

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Loss

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(2,348)	$(5,106)	$(4,081)	$(12,665)
Other comprehensive (loss) income:
Change in fair value of interest rate swap, net of income taxes	(1,177)	487	(1,855)	1,637
Comprehensive loss	(3,525)	(4,619)	(5,936)	(11,028)
Comprehensive (income) loss attributable to non-controlling interest	(10)	—	37	—
Comprehensive loss attributable to Hemisphere Media Group, Inc.	$(3,535)	$(4,619)	$(5,899)	$(11,028)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2019

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance at March 31, 2019	24,850	$2	19,720	$2	$270,674	$(59,013)	$17,756	$530	$1,441	$231,392
Net (loss) income	—	—	—	—	—	—	(2,358)	—	10	(2,348)
Stock-based compensation	—	—	—	—	443	—	—	—	—	443
Vesting of restricted stock	184	1	—	—	—	(532)	—	—	—	(531)
Repurchases of Class A common Stock	—	—	—	—	—	(135)	—	—	—	(135)
Issuance of treasury shares for option exercise	—	—	—	—	—	107	—	—	—	107
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,177)		(1,177)
Balance at June 30, 2019	25,034	$3	19,720	$2	$271,117	$(59,573)	$15,398	$(647)	$1,451	$227,751

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2018	24,850	$2	19,720	$2	$270,345	$(59,088)	$19,495	$1,155	$1,488	$233,399
Net loss	—	—	—	—	—	—	(4,044)	—	(37)	(4,081)
Issuance of treasury shares for acquisition of Snap Media	—	—	—	—	(588)	588	—	—	—	—
Stock-based compensation	—	—	—	—	1,360	—	—	—	—	1,360
Vesting of restricted stock	184	1	—	—	—	(532)	—	—	—	(531)
Repurchases of Class A common Stock	—	—	—	—	—	(648)	—	—	—	(648)
Issuance of treasury shares for option exercise	—	—	—	—	—	107	—	—	—	107
Adoption of accounting standards	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,855)		(1,855)
Balance at June 30, 2019	25,034	$3	19,720	$2	$271,117	$(59,573)	$15,398	$(647)	$1,451	$227,751

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2018

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income	Interest	Total
Balance at March 31, 2018	25,173	$3	20,801	$2	$266,345	$(57,337)	$22,842	$1,622	—	$233,477
Net loss	—	—	—	—	—	—	(5,106)	—	—	(5,106)
Stock-based compensation	—	—	—	—	1,002	—	—	—	—	1,002
Vesting of restricted stock	199	0	—	—	(0)	(326)	—	—	—	(326)
Repurchases of Class A common Stock	—	—	—	—	—	(1,521)	—	—	—	(1,521)
Forfeiture of Class A common stock earnouts	(544)	(0)	—	—	0	—	—	—	—	—
Forfeiture of Class B common stock earnouts	—	—	(1,081)	(0)	0	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	487	—	487
Balance at June 30, 2018	24,828	$3	19,720	$2	$267,347	$(59,184)	$17,736	$2,109	$—	$228,013

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income	Interest	Total
Balance at December 31, 2017	25,171	$3	20,801	$2	$265,329	$(57,303)	$30,401	$472	—	$238,904
Net loss	—	—	—	—	—	—	(12,665)	—	—	(12,665)
Stock-based compensation	—	—	—	—	1,998	—	—	—	—	1,998
Vesting of restricted stock	199	0	—	—	(0)	(326)	—	—	—	(326)
Repurchases of Class A common Stock	—	—	—	—	—	(1,555)	—	—	—	(1,555)
Forfeiture of Class A common stock earnouts	(544)	(0)	—	—	0	—	—	—	—	—
Forfeiture of Class B common stock earnouts	—	—	(1,081)	(0)	0	—	—	—	—	—
Exercise of warrants	2	0	—	—	20	—	—	—	—	20
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,637	—	1,637
Balance at June 30, 2018	24,828	$3	19,720	$2	$267,347	$(59,184)	$17,736	$2,109	$—	$228,013

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net loss	$(4,081)	$(12,665)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,623	8,017
Program amortization	6,953	5,537
Amortization of deferred financing costs and original issue discount	290	296
Stock-based compensation	1,360	1,998
Provision for bad debts	219	129
Gain on disposition of assets	39	(38)
Loss on equity method investments	17,160	18,621
Gain from FCC spectrum repack	(1,546)	—
Amortization of operating lease right-of-use assets	228	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(1,322)	(5,599)
Programming rights	(6,046)	(9,263)
Prepaids and other assets	(2,807)	355
(Decrease) increase in:
Accounts payable	(168)	708
Due to related parties, net	(233)	907
Other accrued expenses	(5,594)	(1,970)
Programming rights payable	1,280	1,600
Income taxes payable	(2,265)	—
Other liabilities	1,741	90
Net cash provided by operating activities	11,831	8,723
Cash Flows From Investing Activities:
Funding of equity method investments	(21,931)	(24,878)
Capital expenditures	(4,303)	(6,172)
FCC spectrum repack proceeds	1,546	—
Net cash used in investing activities	(24,688)	(31,050)
Cash Flows From Financing Activities:
Repayments of long-term debt	(1,067)	(2,133)
Purchases of common stock	(1,180)	(1,881)
Proceeds from exercise of warrants	—	20
Proceeds from exercise of options	107	—
Net cash used in financing activities	(2,140)	(3,994)

Net decrease in cash	(14,997)	(26,321)
Cash:
Beginning	94,478	124,299
Ending	$79,481	$97,978

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$6,979	$5,659
Income taxes	$6,343	$—
Non-cash investing activity:
Acquisition financed in part by treasury shares	$588	$—

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Nature of business

Nature of business:  The accompanying Condensed Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), HMTV Cable, Inc., the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below), and HMTV Distribution, LLC, the parent of Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries (“Snap Media”), which we acquired a 75% interest on November 26, 2018. Hemisphere was formed on January 16, 2013 for purposes of effecting its initial public offering, which was consummated on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Condensed Consolidated Financial Statements.

Reclassification:  Certain prior year amounts on the presented condensed consolidated balance sheets and condensed consolidated statement of cash flows have been reclassified to conform with current period presentation.

Basis of presentation:  The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and six months ended June 30, 2019 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2019. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net loss per common share:  Basic loss per share is computed by dividing income attributable to Hemisphere Media Group common stockholders by the number of weighted-average outstanding shares of common stock. Diluted loss per share reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted loss per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator for loss per common share calculation:
Net loss attributable to Hemisphere Media Group, Inc.	$(2,358)	$(5,106)	$(4,044)	$(12,665)

Denominator for loss per common share calculation:
Weighted-average common shares, basic	39,164	39,021	39,098	38,988
Effect of dilutive securities
Stock options, restricted stock and warrants	—	—	—	—
Weighted-average common shares, diluted	39,164	39,021	39,098	38,988

Loss per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.06)	$(0.13)	$(0.10)	$(0.32)
Diluted	$(0.06)	$(0.13)	$(0.10)	$(0.32)

We apply the treasury stock method to measure the dilutive effect of its outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted loss per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 0.9 million and 2.0 million shares of common stock for the three months ended June 30, 2019 and 2018, respectively, were excluded from the computation of diluted loss per common share for these periods because their effects would have been anti-dilutive. Potentially dilutive securities representing 1.0 million and 2.0 million shares of common stock for the six months ended June 30, 2019 and 2018, respectively, were excluded from the computation of diluted loss per common share for these periods because their effects would have been anti-dilutive. The net loss per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from continuing operations for each of the three and six months ended June 30, 2019 and 2018, 0.5 million and 0.2 million outstanding awards, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Use of estimates:  In preparing these condensed consolidated financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and six months ended June 30, 2019 and 2018. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recently adopted Accounting Standards: On January 1, 2019, we adopted Financial Accounting Standards Board (“the FASB”) ASC Topic 842, Leases (ASC 842) (the “new lease standard”), using a modified retrospective transition approach with application as of the effective date of initial application without restating comparative period financial statements.  The core principle of the new lease standard is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases, in the statement of financial position. We elected to apply the package of practical expedients to our adoption of the new lease standard, which includes allowing us to continue utilizing historical classification of leases. We did not elect the practical expedient that permits a reassessment of lease terms for existing leases. Upon our transition to the new lease standard, we recognized $2.1 million and $1.9 million of operating lease liabilities and corresponding right of use (“ROU”) assets, respectively. The adoption of the new lease standard did not have an impact on the Condensed Consolidated Statement of Operations. For additional information about our leases, see Note 13, “Leases” of Notes to Condensed Consolidated Financial Statements.

On January 1, 2019, we adopted the FASB Accounting Standards Update (“ASU”) 2018-07—Compensation —Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU applied to any entity that enters into share-based payment transactions with nonemployees. The new guidance eliminated the requirement to revalue nonemployee share-based transactions on a recurring quarterly basis. The adoption of this ASU did not have an impact on our condensed consolidated financial statements.

On January 1, 2019, we adopted ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU applied to any entity that has items of other comprehensive income (“OCI”) for which the related tax effects are presented in accumulated other comprehensive income (“AOCI”), as previously required by GAAP. This ASU permitted a one-time reclassification from AOCI to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The adoption of this ASU resulted in a one-time reclassification of $0.1 million from AOCI to Retained earnings, which was recorded in the current period. For the impact of this adoption, see Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2019, located in Part I, Item I - Financial Statements.

On January 1, 2019, we adopted ASU 2017-12 — Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU applied to any entity that elects to apply hedge accounting and is intended to better align an entity’s risk management activities and financial reporting for hedging relationships. The ASU amends effectiveness testing requirements, income statement presentation and disclosures and permits additional risk management strategies to qualify for hedge accounting.  The adoption of this ASU did not have an impact on our condensed consolidated financial statements.

Accounting guidance not yet adopted:  In March 2019, the FASB issued ASU 2019-02—Entertainment—Films-Other Assets-Film Costs (Subtopic 926-20): Improvements to Accounting for Costs of Films. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominately monetized with other owned or licensed content. The updated guidance is effective for the fiscal years beginning after December 15, 2019 and early adoption is permitted. We are currently in the process of determining the impact, if any, that the updated accounting guidance will have on our condensed consolidated financial statements.

Note 2. Revenue recognition

The following is a description of principal activities from which we generate our revenue:

Affiliate fees: We enter into arrangements with multi-channel video distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) to provide a continuous feed of our programming generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific affiliate fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s paying subscribers who subscribe to our Networks. Changes in affiliate fees are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to us generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice.  Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically received within sixty days of the remittance.

Advertising revenue: Advertising revenues are generated from the sale of commercial time, which is typically sold pursuant to sale orders with advertisers providing for an agreed upon commitment and price per spot. We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Payment is typically due and received within thirty days of the invoice date.

Other revenue: Other revenues are derived primarily through the licensing of content to third parties. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content.

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended June 30,
Revenues by type	2019	2018
Affiliate fees	$21,537	$19,511
Advertising revenue	15,699	14,766
Other revenue	1,911	514
Total revenue	$39,147	$34,791

	Six months ended June 30,
Revenues by type	2019	2018
Affiliate fees	$42,886	$37,944
Advertising revenue	28,845	24,684
Other revenue	2,526	1,198
Total revenue	$74,257	$63,826

Note 3. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  On November 15, 2018, the Company executed an amended agreement, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). The Satellite and Support Services Agreement expires February 28, 2022. Expenses incurred under this agreement are included in cost of revenues in the accompanying condensed consolidated statements of operations. Total expenses incurred were $0.7 million for each of the three month periods ended June 30, 2019 and 2018. Total expenses incurred were $1.3 million for each of the six month periods ended June 30, 2019 and 2018. Amounts due to MVS pursuant to this agreement totaled $0.6 million and $0.7 million at June 30, 2019 and December 31, 2018, respectively.

•                  On November 15, 2018, the Company extended its affiliation agreement with Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico, including Cinelatino. This agreement expires on February 28, 2022. Total revenues recognized were

$0.5 million for each of the three month periods ended June 30, 2019 and 2018. Total revenues recognized were $0.9 million and $1.0 million for the six month periods ended June 30, 2019 and 2018, respectively. Amounts due from Dish Mexico amounted to $0.7 million and $0.3 million at June 30, 2019 and December 31, 2018, respectively.

•                  On November 15, 2018, the Company amended and extended its license agreement with MVS, pursuant to which MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Pursuant to the amendment, Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.3 million for each of the three month periods ended June 30, 2019 and 2018. Total revenues recognized were $0.6 million for each of the six month periods ended June 30, 2019 and 2018. Amounts due from MVS pursuant to this agreement totaled $0.5 million and $0.7 million at June 30, 2019 and December 31, 2018, respectively.

The Company has a consulting agreement with James M. McNamara, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.1 million for each of the three month periods ended June 30, 2019 and 2018, and $0.2 million for each of the six month periods ended June 30, 2019 and 2018. No amounts were due to this related party at June 30, 2019 and December 31, 2018.

The Company is party to an output agreement with Pantelion Films, LLC (“Pantelion”), a joint venture made up of several organizations, including Panamax Films, LLC (an entity owned by James M. McNamara), Lions Gate Films, Inc. (“Lionsgate”) and Grupo Televisa, for the licensing of movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0.1 million for each of the three and six month periods ended June 30, 2019, and $0 million for each of the three and six month periods ended June 30, 2018. At June 30, 2019 and December 31, 2018, $0.9 million and $0.5 million is included in programming rights, respectively, in the accompanying condensed consolidated balance sheets related to these agreements.

Note 4. Snap Media Acquisition

On November 26, 2018, the Company completed the acquisition of a seventy five percent (75%) interest in Snap Global, LLC (“Snap Media”), pursuant to the terms of a Transaction Agreement (the “Snap Media Acquisition”). Snap Media is a leading independent distributor of content in Latin America to broadcast, pay TV and OTT platforms. The opportunity is to leverage Snap Media to drive licensing of our content and to identify co-production opportunities in Latin America. The Snap Media Acquisition was accounted for as a business combination using the acquisition method of accounting.

Total consideration in connection with the Snap Media Acquisition was $4.8 million (net of $0.7 million of cash acquired), consisting of cash and shares of the Company’s Class A common stock. At closing, we paid $1.5 million in cash and issued 101,818 shares of the Company’s Class A common stock. During the six months ended June 30, 2019, 54,825 shares of the Company’s Class A common stock were issued and $0.8 million paid in cash. Future consideration includes $0.5 million to be paid in each of 2020 and 2021, subject to downward adjustment. The fair value of shares of the Company’s Class A common stock included in consideration is based on the closing price of the Company’s Class A common stock on November 26, 2018. Future consideration is classified as Other long-term liabilities in the accompanying condensed consolidated balance sheets.

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

The Snap Media Acquisition is not material to our condensed consolidated financial statements, and therefore, supplemental pro forma financial information related to the acquisition is not included herein.

Note 5. Goodwill and intangible assets

Goodwill and intangible assets consist of the following as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30,	December 31,
	2019	2018
Broadcast license	$41,356	$41,356
Goodwill	170,068	169,994
Other intangibles	33,997	39,086
Total intangible assets	$245,421	$250,436

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the six months ended June 30, 2019 is as follows (amounts in thousands):

	Net Balance at December 31, 2018	Additions	Impairment	Net Balance at June 30, 2019
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	169,994	74	—	170,068
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$228,036	$74	$—	$228,110

A summary of the changes in the Company’s other amortizable intangible assets for the six months ended June 30, 2019 is as follows (amounts in thousands):

	Net Balance at December 31, 2018	Additions	Amortization	Net Balance at June 30, 2019
Affiliate relationships	$20,273	$—	$(4,456)	$15,817
Advertiser relationships	690	—	(276)	414
Non-compete agreement	686	—	(274)	412
Other intangibles	144	—	(38)	106
Programming contracts	607	—	(45)	562
Total finite-lived intangibles	$22,400	$—	$(5,089)	$17,311

The aggregate amortization expense of the Company’s amortizable intangible assets was $1.8 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $5.1 million and $6.6 million for the six months ended June 30, 2019 and 2018, respectively.  The weighted average remaining amortization period is 2.8 years at June 30, 2019.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2019	$3,508
2020	6,170
2021	5,857
2022	1,528
2023 and thereafter	248
Total	$17,311

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

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity (“VIE”) that is accounted for under the equity method. As of June 30, 2019, we have funded $7.6 million in capital contributions to Pantaya. We record the income or loss on investment on a one quarter lag. As of March 31, 2019, our applicable pro rata share of the inception-to-date losses exceeded our contractual funding commitment of $10 million, as such, our cumulative share of the losses is limited to $10 million and no additional losses were recorded in the three month period ended June 30, 2019. For the three and six months ended June 30, 2019, we recorded $0 and $0.3 million, respectively in loss on equity method investments in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended June 30, 2018, we recorded $1.8 million and $4.4 million, respectively in loss on equity method investments in the accompanying unaudited condensed consolidated statements of operations. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Pantaya, we also present as a liability in the accompanying condensed consolidated balance sheets the net balance recorded for our share of Pantaya’s losses in excess of the amount funded into Pantaya, which was $2.4 million and $5.0 million at June 30, 2019 and December 31, 2018, respectively.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of June 30, 2019, we have funded $102.9 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For the three months ended June 30, 2019 and 2018, we recorded $9.9 million and $6.9 million, respectively, in loss on equity method investment, net of a preferred return on capital funded, in the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2019 and 2018, we recorded $16.9 million and $14.1 million, respectively, in loss on equity method investment, net of a preferred return on capital funded, in the accompanying unaudited condensed consolidated statements of operations. The net balance recorded in equity method investments related to Canal 1 joint venture was $48.5 million and $46.7 million at June 30, 2019 and December 31, 2018, respectively, and is included in equity method investments in the accompanying condensed consolidated balance sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. As of June 30, 2019, we have recorded $5.0 million in equity method funding related to REMEZCLA. We record the income or loss on investment on a one quarter lag. For each of the three and six months ended June 30, 2019, we recorded $0.2 million in gain on equity method investment inclusive of preferred return on capital funded, in the accompanying unaudited condensed consolidated statement of operations. For the three and six months ended June 30, 2018, we recorded $0.1 million and $0.2 million in loss on equity method investment, net of preferred return on capital funded, in the accompanying unaudited condensed consolidated statement of operations. The net balance recorded in equity method investments was $5.1 million and $5.0 million at June 30, 2019 and December 31, 2018, respectively, and is included in the accompanying condensed consolidated balance sheets. We have no additional commitment to fund the operations of the venture.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (we own 75% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of June 30, 2019, we have funded $0.3 million in capital contributions to Snap JV. We record the income or loss on investment on a one quarter lag.  For the three and six months ended June 30, 2019, we have recorded $0.0 million and $0.1 million in loss on equity method investments in the accompanying unaudited condensed consolidated statements of operations. The net balance recorded in equity method investments related to Snap JV was $0.2 million at June 30, 2019, and is included in equity method investments in the accompanying condensed consolidated balance sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of and for the six months ended March 31, 2019 are included below (amounts in thousands):

Total Equity Investees
Current assets	$27,974
Non-current assets	$34,058
Current liabilities	$57,941
Non-current liabilities	$31,674
Redeemable stock and non-controlling interests	$(433)
Net revenue	$15,961
Operating loss	$(22,000)
Net loss	$(29,937)

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

For the six months ended June 30, 2019 and 2018, our income tax expense has been computed utilizing the estimated annual effective rates of 33.1% and 47.7%, respectively. The difference between the annual effective rate of 33.1% and the statutory Federal income tax rate of 21% in the six month period ended June 30, 2019, is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax, resulting in a required valuation allowance against the excess foreign tax credits, and raising the annual effective tax rate for the six month period ended June 30, 2019 to 33.1%. The difference between the annual effective rate of 47.7% and the statutory Federal income tax rate of 21% in the six month period ended June 30, 2018, is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits.

Income tax expense was $3.6 million and $1.6 million for the three month period ended June 30, 2019 and 2018, respectively. Income tax expense was $6.2 million and $1.3 million for the six month period ended June 30, 2019 and 2018, respectively.

Note 8. Long-term debt

Long-term debt as of June 30, 2019 and December 31, 2018 consists of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Senior Notes due February 2024	$205,315	$206,091
Less: Current portion	2,133	2,134
	$203,182	$203,957

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

As of June 30, 2019, the original issue discount balance was $1.5 million, net of accumulated amortization of $2.0 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the accompanying condensed consolidated balance sheets and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.1 million, net of accumulated amortization of $2.2 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at June 30, 2019 as presented on the accompanying condensed consolidated balance sheets, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at June 30, 2019 and December 31, 2018 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of June 30, 2019 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2019	$1,067
2020	2,133
2021	2,133
2022	2,133
2023 and thereafter	200,548
Total	$208,014

Note 9. Derivative instruments

We use derivative financial instruments in the management of our interest rate exposure. Our strategy is to eliminate the cash flow risk on a portion of the variable rate debt caused by changes in the designated benchmark interest rate, LIBOR. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

On May 4, 2017, we entered into two identical pay-fixed, receive-variable, interest rate swaps with two different counterparties, to hedge the variability in the LIBOR interest payments on an aggregate notional value of $100.0 million of our Second Amended Term Loan Facility beginning May 31, 2017, through the expiration of the swaps on March 31, 2022. At inception, these interest rate swaps were designated as cash flow hedges of interest rate risk, and as such, the unrealized changes in market value are recorded in accumulated other comprehensive income (“AOCI”).

The change in the fair value of the interest rate swap agreements for the three months ended June 30, 2019 and 2018, resulted in an unrealized loss of $1.5 million and an unrealized gain of $0.6 million, respectively, which were included in AOCI net of taxes. The change in the fair value of the interest rate swap agreements for the six months ended June 30, 2019 and 2018, resulted in an unrealized loss of $2.4 million and an unrealized gain of $2.1 million, respectively, which were included in AOCI net of taxes. The Company received $0.1 million and $0.3 million of net interest on the settlement of the interest rate swap agreements for the three and six months ended June 30, 2019, respectively. The Company received $0.0 million and paid $0.1 million of net interest on the settlement of interest rate swap agreements for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, the

Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No loss or gain was recorded in operations for the three and six months ended June 30, 2019 and 2018, respectively.

The aggregate fair value of the interest rate swaps was $0.8 million and $1.6 million as of June 30, 2019 and December 31, 2018, respectively. These were recorded in Derivative liability in other long-term liabilities and Swap assets in other non-current assets on the accompanying condensed consolidated balance sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (amounts in thousands):

		Estimated Fair Value
		June 30, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$769	—	$769

		Estimated Fair Value
		December 31, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other assets	—	$1,619	—	$1,619

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of June 30, 2019, there were no changes to the fair value of non-financial assets and liabilities measured on a nonrecurring basis.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 11.  Stockholders’ equity

Capital stock

As of June 30, 2019, the Company had 19,749,173 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. During the six months ended June 30, 2019, the Company repurchased 51,227 shares of Class A common stock under the repurchase program for an aggregate purchase price of $0.6 million. As of June 30, 2019, the Company repurchased 2.0 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $25.0 million, and the repurchased shares were recorded as treasury stock on the accompanying condensed consolidated balance sheets. As of June 30, 2019, the Company completed this stock repurchase program.

On August 15, 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $25.0 million of the Company’s Class A common stock on an opportunistic basis.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At June 30, 2019, 2.6 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is May 16, 2026. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $0.4 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $1.4 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was $0.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. At June 30, 2019, there was $1.3 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.0 years.

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

Black-Scholes Option Valuation Assumptions	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Risk-free interest rate	—	2.7% - 3.0%
Dividend yield	—	—
Volatility	—	39.0% - 41.0%
Weighted-average expected term (years)	—	6.0

The following table summarizes stock option activity for the six months ended June 30, 2019 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2018	2,910	$11.62	5.6	$2,806
Granted	—	—	—	—
Exercised	(9)	11.63	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2019	2,901	$11.62	5.1	$4,649
Vested at June 30, 2019	2,464	$11.73	5.1	$3,725
Exercisable at June 30, 2019	2,464	$11.73	5.1	$3,725

There were no options granted during the six months ended June 30, 2019. At June 30, 2019, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the six months ended June 30, 2019 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2018	370	$9.86
Granted	76	14.46
Vested	(184)	11.88
Forfeited	—	—
Outstanding at June 30, 2019	262	$9.76

At June 30, 2019, 0.2 million shares of restricted stock issued were unvested, event-based shares.

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

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments.  Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Operating lease cost was $0.2 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively. Operating lease cost was $0.3 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

A summary of the classification of operating leases on our condensed consolidated balance sheet as of June 30, 2019 (amounts in thousands):

		June 30, 2019
Operating lease right-of-use assets		$2,090
Operating lease liability, current	(Other accrued expenses)	670
Operating lease liability, non-current	(Other long-term liabilities)	$1,808

Components of lease cost reflected in our condensed consolidated statement of operations for the three and six months ended June 30, 2019 (amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$161	$316
Short-term lease cost	61	110
Total lease cost	$222	$426

A summary of weighted-average remaining lease term and weighted-average discount rate as of June 30, 2019:

Weighted-average remaining lease term	4.5 years
Weighted average discount rate	6.9%

Supplemental cash flow and other non-cash information for the six months ended June 30, 2019 (amounts in thousands):

Operating cash flows from operating leases	$269
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	393

Future annual minimum lease commitments as of June 30, 2019 were as follows (amounts in thousands):

June 30, 2019
Remainder of 2019	$510
2020	601
2021	591
2022	473
2023	715
Total minimum payments	$2,890
Less: amount representing interest	(412)
Lease liability	$2,478

The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the future annual minimum lease commitments as of December 31, 2018 are provided below (in thousands):

December 31, 2018
2019	$1,571
2020	367
2021	350
2022	355
2023	302
Total minimum payments	$2,945

Note 14. Commitments

The Company has other commitments in addition to the various operating leases included in Note 13, “Leases” of Notes to Condensed Consolidated Financial Statements, primarily programming.

Future minimum payments as of June 30, 2019, are as follows (amounts in thousands):

June 30, 2019
Remainder of 2019	$9,781
2020	7,393
2021	4,111
2022	1,394
2023 and thereafter	128
Total	$22,807

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company

We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with broadcast and cable television networks and digital content platforms including five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America, the #1-rated broadcast television network in Puerto Rico, the #3-rated broadcast television network in Colombia, a Spanish-language OTT video subscription service distributed in the U.S. and a leading distributor of content to television and digital media platforms in Latin America.

Headquartered in Miami, Florida, our portfolio consists of the following:

•                  Cinelatino:  the leading Spanish-language cable movie network with approximately 21.5 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television entertainment network in the U.S. overall, based on coverage ratings.

•                  WAPA:  the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement nine years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing nearly 70 hours in the aggregate each week. Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, featuring content produced by WAPA.

•                  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 4.3 million subscribers, excluding digital basic subscribers.

•                  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and Korea (dubbed into Spanish), and is currently the highest rated cable television network devoted to telenovelas in prime time. Pasiones has over 21 million subscribers across the U.S. and Latin America.

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

•                  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment from the Dominican Republic, as well as the Dominican Republic professional baseball league featuring current and former players from Major League Baseball. Television Dominicana is distributed in the U.S. to approximately 2.4 million subscribers.

•                  Canal 1:  the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. In July 2019, the Columbian government enacted legislation resulting in the extension of the concession license for an additional ten years. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017.

•                  Pantaya:  a cross-platform Spanish-language OTT video subscription service that allows audiences to access many of the best and most current Spanish-language films and series, and includes content from our library, as well as Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Grupo Televisa’s theatrical releases in Mexico. We own a 25% interest in Pantaya in partnership with Lionsgate. The service launched in August 2017.

•                  Snap Media:  a distributor of content to broadcast and cable television networks and OTT and SVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.

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

WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement nine years ago and management believes it is highly valued by its viewers and Distributors. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate revenues. WAPA’s primetime household rating in 2018, which because of Hurricanes Irma and Maria, is measured beginning as of May 1, 2018, was four times higher than the most highly rated English-language U.S. broadcast network in the U.S., NBC, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in affiliate revenues.

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position, as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. cable networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and growth in subscribers, as the U.S. Hispanic population continues its long-term upward trajectory.

The U.S. Census Bureau estimated that over 58 million Hispanics resided in the United States in 2017, representing an increase of more than 23 million people between 2000 and 2017, and that number is projected to grow to 75 million by 2030. U.S. Hispanic television households grew by 26% during the period from 2010 to 2019, from 12.9 million households to 16.2 million households. Hispanic pay-TV subscribers increased 4% since 2010 to 11.2 million subscribers in 2019. As a result, our U.S. cable networks total subscribers grew by 4% from December 31, 2017 to December 31, 2018, compared to a 4% decline in overall U.S. pay-TV subscribers over the same time period. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for all of our cable networks. Hispanics represent over 18% of the total U.S. population and over 10% of the total U.S. buying power, yet the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market. However, U.S. Hispanic cable advertising spending still under-indexes relative to its viewing share, which we believe is a growth opportunity for us as we continue to demonstrate value to advertisers looking for exposure to this market.

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

MVS, one of our stockholders, provides operational, technical and distribution services to Cinelatino pursuant to several agreements. An agreement that had granted MVS the non-exclusive right to distribute the service to third-party distributors in Mexico, pursuant to which MVS collects affiliate fees and remits those fess to Cinelatino net of MVS’s distribution fee.

In November 2018, an agreement between Cinelatino and Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes Cinelatino, and pays subscriber fees to Cinelatino, was renewed and extended until February 28, 2022.

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		$ Change Favorable/	% Change Favorable/	Six Months Ended June 30,		$ Change Favorable/	% Change Favorable/
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018	(Unfavorable)	(Unfavorable)
Net revenues	$39,147	$34,791	$4,356	12.5%	$74,257	$63,826	$10,431	16.3%
Operating expenses:
Cost of revenues	11,317	10,834	(483)	(4.5)%	21,531	20,261	(1,270)	(6.3)%
Selling, general and administrative	10,813	11,108	295	2.7%	21,714	21,692	(22)	(0.1)%
Depreciation and amortization	2,556	4,020	1,464	36.4%	6,623	8,017	1,394	17.4%
Other expenses	422	541	119	22.0%	653	774	121	15.6%
Gain from FCC spectrum repack and other	(45)	(35)	10	28.6%	(1,507)	(38)	1,469	NM
Total operating expenses	25,063	26,468	1,405	5.3%	49,014	50,706	1,692	3.3%

Operating income	14,084	8,323	5,761	69.2%	25,243	13,120	12,123	92.4%

Other expenses, net:
Interest expense, net	(3,005)	(3,019)	14	0.5%	(5,965)	(5,903)	(62)	(1.1)%
Loss on equity method investments	(9,784)	(8,826)	(958)	(10.9)%	(17,160)	(18,621)	1,461	7.8%
Total other expenses, net	(12,789)	(11,845)	(944)	(8.0)%	(23,125)	(24,524)	1,399	5.7%

Income (loss) before income taxes	1,295	(3,522)	4,817	NM	2,118	(11,404)	13,522	NM
Income tax expense	(3,643)	(1,584)	(2,059)	NM	(6,199)	(1,261)	(4,938)	NM
Net loss	(2,348)	(5,106)	2,758	54.0%	(4,081)	(12,665)	8,584	67.8%
Net (income) loss attributable to non-controlling interest	(10)	—	(10)	NM	37	—	37	NM
Net loss attributable to Hemisphere Media Group, Inc.	$(2,358)	$(5,106)	$2,748	53.8%	$(4,044)	$(12,665)	$8,621	68.1%

NM = Not meaningful

Net Revenues

Net revenues were $39.1 million for the three months ended June 30, 2019, an increase of $4.4 million, or 13%, as compared to $34.8 million for the comparable period in 2018, due to increases across all of our revenue streams. Affiliate revenue increased $2.0 million, or 10%, due to rate increases and subscriber growth, including the launch of Pasiones on Spectrum in April 2019 and the continued restoration of pay-TV subscribers in Puerto Rico. Advertising revenue increased $0.9 million, or 6%, due to the timing of Miss Universe Puerto Rico, which was produced in the second quarter of 2019 as compared to the third quarter of 2018. Other revenue increased $1.4 million driven by the licensing of content from our library, which is driven by the timing of availability of the titles, and higher licensing revenue contributed by Snap Media, which was acquired in November 2018.

Net revenues were $74.3 million for the six months ended June 30, 2019, an increase of $10.4 million, or 16%, as compared to $63.8 million for the comparable period in 2018 due to increases across all of our revenue streams. Affiliate revenue increased $4.9 million, or 13%, primarily due to annual rate increases and subscriber growth, including the launch of Pasiones on Spectrum in April 2019 and the continued restoration of pay-TV subscribers in Puerto Rico. Advertising revenue increased $4.2 million, or 17%, primarily due to favorable comparison with the first quarter of the prior year period, which was negatively impacted by Hurricane Maria, and the timing of Miss Universe Puerto Rico, which was produced in the second quarter of 2019 as compared to the third quarter of 2018. Other revenue increased $1.3 million driven by the licensing of content from our library, which is driven by the timing of availability of the titles, and higher licensing revenue contributed by Snap Media, which was acquired in November 2018.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	June 30, 2019	December 31, 2018	June 30, 2018
U.S. Cable Networks:
WAPA America (b)	4,334	4,417	4,434
Cinelatino	4,611	4,639	4,652
Pasiones	4,842	4,360	4,546
Centroamerica TV	4,210	4,276	4,282
Television Dominicana	2,421	2,273	2,026
Total	20,418	19,965	19,940

Latin America Cable Networks:
Cinelatino	16,872	16,769	16,220
Pasiones	16,194	15,958	15,571
Total	33,066	32,727	31,791

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)         Excludes digital basic subscribers

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. Cost of revenues for the three months ended June 30, 2019, were $11.3 million, an increase of $0.5 million, or 5%, compared to $10.8 million in the comparable period in 2018. Cost of revenues for the six months ended June 30, 2019, were $21.5 million, an increase of $1.3 million, or 6%, compared to $20.3 million in the comparable period in 2018. These increases were due to higher programming and production expenses, primarily due to the timing of Miss Universe Puerto Rico, which was produced in the second quarter of 2019 as compared to the third quarter of 2018, partially offset by tower rental costs incurred in the prior year period to replace a tower damaged by Hurricane Maria, which we are not incurring in the current year period. The decreases in both periods benefitted from favorable comparison to the prior year periods as WAPA implemented cost savings measures following Hurricane Maria.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses for the three months ended June 30, 2019, were $10.8 million, a decrease of $0.3 million, or 3%, compared to $11.1 million for the comparable period in 2018, and was flat for the six months ended June 30, 2019. The decrease for the three months ended June 30, 2019, was due to lower stock compensation, which was partially offset by higher personnel and bad debt expenses.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense for the three months ended June 30, 2019, decreased $1.5 million, or 36%, and for the six months ended June 30, 2019, decreased $1.4 million, or 17%. The decreases in the three and six month periods were due to certain intangible assets that were fully amortized during the first quarter of 2019.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses for each of the three and six months ended June 30, 2019, decreased $0.1 million.

Gain from FCC spectrum repack and other: Was flat for the three months ended June 30, 2019, and increased $1.5 million for the six months ended June 30, 2019, due to the timing of reimbursements received from the FCC for equipment purchases required as a result of the FCC mandated spectrum repack.

Other Expenses, net

Interest Expense, net: Interest expense for the three and six months ended June 30, 2019, was flat as compared to prior year periods.

Loss on Equity Method Investments: Loss on equity method investments for the three months ended June 30, 2019, increased $1.0 million, or 11%. Loss on equity method investments for the six months ended June 30, 2019, decreased $1.5 million, or 8%. The increase for the three month period was due to higher losses at Plural, which were partially offset by lower losses at Pantaya. The decrease for the six month period was due to lower losses at Pantaya. Our pick up of losses at Pantaya declined due to inception to date losses exceeding our funding commitment, and as a result, we have not recognized losses for the three month period ended June 30, 2019. For more information, see Note 6, “Equity method investments” of Notes to condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2019, increased $2.1 million and $4.9 million, respectively. The increases were due to higher pre-tax income. For more information, see Note 7, “Income taxes” of Notes to condensed consolidated financial statements, included elsewhere in this Quarterly Report.

Net Loss

Net loss for the three months ended June 30, 2019, was $2.3 million as compared to $5.1 in the comparable period in 2018. Net loss for the six months ended June 30, 2019, was $4.1 million as compared to $12.7 in the comparable period in 2018.

Net Income (Loss) Attributable to Non-controlling Interest

Net income (loss) attributable to non-controlling interest for the three and six months ended June 30, 2019, was $0.0 million and $0.0 million, respectively, related to the 25% interest in Snap Media held by minority shareholders. Snap Media was acquired in November 2018, and therefore there was no net income or loss attributable to non-controlling interest for the three and six months ended June 30, 2019.

Net Loss Attributable to Hemisphere Media Group, Inc.

Net loss attributable to Hemisphere Media Group, Inc. for the three months ended June 30, 2019, was $2.4 million, compared to $5.1 million in the comparable period in 2018. Net loss attributable to Hemisphere Media Group, Inc. for the six months ended June 30, 2019, was $4.0 million, compared to $12.7 million in the comparable period in 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At June 30, 2019, we had $79.5 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

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

Cash Flows

	Six Months Ended June 30,
Amounts in thousands:	2019	2018
Cash provided by (used in):
Operating activities	$11,831	$8,723
Investing activities	(24,688)	(31,050)
Financing activities	(2,140)	(3,994)
Net (decrease) increase in cash	$(14,997)	$(26,321)

Comparison for the Six Months Ended June 30, 2019 and June 30, 2018

Operating Activities

Cash provided by operating activities was primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the six months ended June 30, 2019, was $11.8 million, an increase of $3.1 million, as compared to $8.7 million in the prior year period, due primarily to a $8.6 million decrease in net loss, offset by $2.2 million decrease in net working capital and a $3.2 million decrease in non-cash items. The decrease in net working capital was driven by an increase in prepaids and other current assets of $3.2 million, and decreases in other accrued expense of $3.6 million, income taxes payable of $2.3 million, due to related parties of $1.1 million, accounts payable of $0.9 million, and programming rights payable of $0.3 million, offset in part by decreases in accounts receivable of $4.3 million, programming rights of $3.2 million and an increase in other liabilities of $1.7 million. Non-cash items decreased primarily as a result of a gain from FCC spectrum repack of $1.5 million, and decreases in loss on equity method investments of $1.5 million, depreciation and amortization of $1.4 million, stock-based compensation of $0.6 million, offset in part by an increase in programming amortization of $1.4 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019, was $24.7 million, a decrease of $6.4 million as compared to $31.1 million in the prior year period. The decrease is due to declines in funding of equity investments of $2.9 million, capital expenditures of $1.9 million, and proceeds received in the current period from the FCC related to the spectrum repack of $1.5 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019, was $2.1 million, a decrease of $1.9 million as compared to $4.0 million in the prior year period. The decrease is due to lower debt payments in the current year period of $1.1 million due to the excess cash flow payment made in the prior year period pursuant to the Second Amended Term Loan Facility, which the Company was not obligated to make in the current year period, and a decrease in repurchases of our Class A common stock of $0.7 million. For more information, see Note 8, “Long-term debt” and Note 11, “Stockholders’ equity” of Notes to condensed consolidated financial statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

There have not been any material changes during the quarter ended June 30, 2019 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended June 30, 2019:

Period (a)	Total Number of Shares Purchased (b)	Average Price Paid per Share (c)	Total Number of shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program

April 1, 2019 – April 30, 2019	—	$—	—	$134,742
May 1, 2019 – May 31, 2019	—	$—	—	$134,742
June 1, 2019 – June 30, 2019	10,447	$12.90	10,447	$—
Total	10,447	$12.90	10,447

(a)                                 The stock repurchase plan was announced on June 20, 2017.

(b)                                 The Board of Directors authorized the repurchase of up to $25 million of the Company’s Class A common stock, which was fully utilized during the quarter ended June 30, 2019.

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

10.1

Amendment No. 2 to Stockholders Agreement, dated as of June 9, 2019, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (filed herein)

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

HEMISPHERE MEDIA GROUP, INC.

DATE: August 5, 2019	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 5, 2019	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)