Form 10-Q
period 2019-09-30
HEMISPHERE MEDIA GROUP, INC.
filed 2019-11-07
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of November 5, 2019
Class A common stock, par value $0.0001 per share	20,256,791 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2019

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “MarVista” refers to Mar Vista Entertainment, LLC, a Delaware limited liability company; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$85,227	$94,478
Accounts receivable, net of allowance for doubtful accounts of $551 and $2,645, respectively	29,630	30,840
Due from related parties	1,255	970
Programming rights	10,456	10,735
Prepaids and other current assets	7,719	7,801
Total current assets	134,287	144,824
Programming rights, net of current portion	14,208	15,321
Property and equipment, net	34,758	32,209
Operating lease right-of-use assets	1,962	—
Broadcast license	41,356	41,356
Goodwill	170,068	169,994
Other intangibles, net	32,243	39,086
Deferred income taxes	5,243	4,290
Equity method investments	51,476	51,658
Other assets	1,310	2,529
Total Assets	$486,911	$501,267

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$2,057	$2,515
Due to related parties	434	626
Accrued agency commissions	3,393	5,061
Accrued compensation and benefits	5,369	5,855
Accrued marketing	4,957	5,619
Other accrued expenses	5,945	6,810
Income taxes payable	—	2,265
Programming rights payable	5,141	4,051
Investee losses in excess of investment	1,484	4,982
Current portion of long-term debt	2,134	2,134
Total current liabilities	30,914	39,918
Programming rights payable, net of current portion	1,052	1,133
Long-term debt, net of current portion	202,794	203,957
Deferred income taxes	19,541	19,520
Other long-term liabilities	3,937	1,080
Defined benefit pension obligation	2,239	2,260
Total Liabilities	260,477	267,868

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,033,981 and 24,849,589 shares issued at September 30, 2019 and December 31, 2018, respectively.	3	2
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued and outstanding at September 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	273,245	270,345
Treasury stock, at cost 5,544,460 and 5,523,838 at September 30, 2019 and December 31, 2018, respectively	(59,540)	(59,088)
Retained earnings	12,229	19,495
Accumulated other comprehensive (loss) income	(956)	1,155
Total Hemisphere Media Group, Inc. Stockholders’ Equity	224,983	231,911
Equity attributable to non-controlling interest	1,451	1,488
Total Stockholders’ Equity	226,434	233,399
Total Liabilities and Stockholders’ Equity	$486,911	$501,267

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$35,846	$37,239	$110,103	$101,065
Operating expenses:
Cost of revenues	10,445	11,039	31,976	31,300
Selling, general and administrative	11,869	11,095	33,583	32,787
Depreciation and amortization	2,581	4,023	9,204	12,040
Other expenses	530	193	1,183	967
Gain from FCC spectrum repack and other	(154)	(936)	(1,661)	(974)
Total operating expenses	25,271	25,414	74,285	76,120
Operating income	10,575	11,825	35,818	24,945
Other expenses, net:
Interest expense, net	(3,113)	(3,073)	(9,078)	(8,976)
Loss on equity method investments	(6,888)	(8,657)	(24,048)	(27,278)
Gain on insurance proceeds	—	2,080	—	2,080
Total other expenses, net	(10,001)	(9,650)	(33,126)	(34,174)
Income (loss) before income taxes	574	2,175	2,692	(9,229)
Income tax expense	(3,743)	(3,229)	(9,942)	(4,490)
Net loss	(3,169)	(1,054)	(7,250)	(13,719)
Net loss attributable to non-controlling interest	—	—	37	—
Net loss attributable to Hemisphere Media Group, Inc.	$(3,169)	$(1,054)	$(7,213)	$(13,719)

Loss per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.08)	$(0.03)	$(0.18)	$(0.35)
Diluted	$(0.08)	$(0.03)	$(0.18)	$(0.35)

Weighted average shares outstanding:
Basic	39,209	38,969	39,135	38,982
Diluted	39,209	38,969	39,135	38,982

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Loss

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(3,169)	$(1,054)	$(7,250)	$(13,719)
Other comprehensive (loss) income:
Change in fair value of interest rate swap, net of income taxes	(309)	321	(2,164)	1,958
Comprehensive loss	(3,478)	(733)	(9,414)	(11,761)
Comprehensive loss attributable to non-controlling interest	—	—	37	—
Comprehensive loss attributable to Hemisphere Media Group, Inc.	$(3,478)	$(733)	$(9,377)	$(11,761)

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2019

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance at June 30, 2019	25,034	$3	19,720	$2	$271,117	$(59,573)	$15,398	$(647)	$1,451	$227,751
Net loss	—	—	—	—	—	—	(3,169)	—	—	(3,169)
Stock-based compensation	—	—	—	—	2,175	—	—	—	—	2,175
Repurchases of Class A common Stock	—	—	—	—	—	(14)	—	—	—	(14)
Issuance of treasury shares for option exercise	—	—	—	—	(47)	47	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(309)	—	(309)
Balance at September 30, 2019	25,034	$3	19,720	$2	$273,245	$(59,540)	$12,229	$(956)	$1,451	$226,434

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2018	24,850	$2	19,720	$2	$270,345	$(59,088)	$19,495	$1,155	$1,488	$233,399
Net loss	—	—	—	—	—	—	(7,213)	—	(37)	(7,250)
Issuance of treasury shares for acquisition of Snap Media	—	—	—	—	(588)	588	—	—	—	—
Stock-based compensation	—	—	—	—	3,535	—	—	—	—	3,535
Vesting of restricted stock	184	1	—	—	—	(532)	—	—	—	(531)
Repurchases of Class A common Stock	—	—	—	—	—	(662)	—	—	—	(662)
Issuance of treasury shares for option exercise	—	—	—	—	(47)	154	—	—	—	107
Adoption of accounting standards	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,164)		(2,164)
Balance at September 30, 2019	25,034	$3	19,720	$2	$273,245	$(59,540)	$12,229	$(956)	$1,451	$226,434

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2018

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income	Interest	Total
Balance at June 30, 2018	24,828	$3	19,720	$2	$267,347	$(59,184)	$17,736	$2,109	—	$228,013
Net loss	—	—	—	—	—	—	(1,054)	—	—	(1,054)
Stock-based compensation	—	—	—	—	969	—	—	—	—	969
Repurchases of Class A common Stock	—	—	—	—	—	(549)	—	—	—	(549)
Exercise of options	3	0	—	—	0	(14)	—	—	—	(14)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	321	—	321
Balance at September 30, 2018	24,831	$3	19,720	$2	$268,316	$(59,747)	$16,682	$2,430	$—	$227,686

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income	Interest	Total
Balance at December 31, 2017	25,171	$3	20,801	$2	$265,329	$(57,303)	$30,401	$472	—	$238,904
Net loss	—	—	—	—	—	—	(13,719)	—	—	(13,719)
Stock-based compensation	—	—	—	—	2,967	—	—	—	—	2,967
Vesting of restricted stock	199	0	—	—	(0)	(326)	—	—	—	(326)
Repurchases of Class A common Stock	—	—	—	—	—	(2,104)	—	—	—	(2,104)
Forfeiture of Class A common stock earnouts	(544)	(0)	—	—	0	—	—	—	—	—
Forfeiture of Class B common stock earnouts	—	—	(1,081)	(0)	0	—	—	—	—	—
Exercise of warrants	2	0	—	—	20	—	—	—	—	20
Exercise of options	3	0	—	—	0	(14)	—	—	—	(14)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,958	—	1,958
Balance at September 30, 2018	24,831	$3	19,720	$2	$268,316	$(59,747)	$16,682	$2,430	$—	$227,686

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net loss	$(7,250)	$(13,719)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,204	12,040
Program amortization	10,284	8,957
Amortization of deferred financing costs and original issue discount	434	440
Stock-based compensation	3,535	2,967
Provision for bad debts	108	174
Loss (gain) on disposition of assets	16	(43)
Loss on equity method investments	24,048	27,278
Gain from FCC spectrum repack	(1,677)	(566)
Deferred tax expense	(312)	(265)
Amortization of operating lease right-of-use assets	357	—
Gain from insurance proceeds	—	(2,080)
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	1,102	(7,656)
Programming rights	(8,892)	(14,441)
Prepaids and other assets	(2,711)	2,076
(Decrease) increase in:
Accounts payable	(458)	771
Due to related parties, net	(477)	1,331
Other accrued expenses	(3,681)	(37)
Programming rights payable	1,009	3,193
Income taxes payable	(2,265)	—
Other liabilities	1,671	135
Net cash provided by operating activities	24,045	20,555
Cash Flows From Investing Activities:
Funding of equity method investments	(27,361)	(36,947)
Capital expenditures	(4,925)	(10,064)
FCC spectrum repack proceeds	1,677	566
Insurance proceeds	—	2,080
Net cash used in investing activities	(30,609)	(44,365)
Cash Flows From Financing Activities:
Principle payments of long-term debt	(1,600)	(2,133)
Purchases of common stock	(1,194)	(2,444)
Proceeds from exercise of options	107	—
Proceeds from exercise of warrants	—	20
Net cash used in financing activities	(2,687)	(4,557)

Net decrease in cash	(9,251)	(28,367)
Cash:
Beginning	94,478	124,299
Ending	$85,227	$95,932

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$10,013	$8,564
Income taxes	$9,263	$8
Non-cash investing activity:
Acquisition financed in part by treasury shares	$588	$—
Non-cash financing activity:
Cashless exercise of options issued from treasury shares	$47	$—

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

Basis of presentation:  The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and nine months ended September 30, 2019 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2019. These Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Net loss per common share:  Basic loss per share is computed by dividing income attributable to Hemisphere Media Group, Inc. common stockholders by the number of weighted-average outstanding shares of common stock. Diluted loss per share reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted loss per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator for loss per common share calculation:
Net loss attributable to Hemisphere Media Group, Inc.	$(3,169)	$(1,054)	$(7,213)	$(13,719)

Denominator for loss per common share calculation:
Weighted-average common shares, basic	39,209	38,969	39,135	38,982
Effect of dilutive securities
Stock options, restricted stock and warrants	—	—	—	—
Weighted-average common shares, diluted	39,209	38,969	39,135	38,982

Loss per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.08)	$(0.03)	$(0.18)	$(0.35)
Diluted	$(0.08)	$(0.03)	$(0.18)	$(0.35)

We apply the treasury stock method to measure the dilutive effect of its outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted loss per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 1.7 million and 1.2 million shares of common stock for the three months ended September 30, 2019 and 2018, respectively, were excluded from the computation of diluted loss per common share for these periods because their effects would have been anti-dilutive. Potentially dilutive securities representing 1.2 million and 1.7 million shares of common stock for the nine months ended September 30, 2019 and 2018, respectively, were excluded from the computation of diluted loss per common share for these periods because their effects would have been anti-dilutive. The net loss per share attributable to

Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from continuing operations for each of the three and nine months ended September 30, 2019 and 2018, 0.3 million outstanding awards, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Use of estimates:  In preparing these Condensed Consolidated Financial Statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three and nine months ended September 30, 2019 and 2018. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

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

On January 1, 2019, we adopted ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU applied to any entity that has items of other comprehensive income (“OCI”) for which the related tax effects are presented in accumulated other comprehensive income (“AOCI”), as previously required by GAAP. This ASU permitted a one-time reclassification from AOCI to Retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act (“Jobs Act”) enacted on December 22, 2017. The adoption of this ASU resulted in a one-time reclassification of $0.1 million from AOCI to Retained earnings, which was recorded in the current period. For the impact of this adoption, see Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2019, located in Part I, Item I - Financial Statements.

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

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended September 30,
Revenues by type	2019	2018
Affiliate fees	$20,993	$20,287
Advertising revenue	13,780	15,855
Other revenue	1,073	1,097
Total revenue	$35,846	$37,239

	Nine months ended September 30,
Revenues by type	2019	2018
Affiliate fees	$63,879	$58,231
Advertising revenue	42,625	40,539
Other revenue	3,599	2,295
Total revenue	$110,103	$101,065

Note 3. Related party transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•                  On November 15, 2018, the Company executed an amended agreement, pursuant to which MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services (the “Satellite and Support Services Agreement”). The Satellite and Support Services Agreement expires February 28, 2022. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Total expenses incurred were $0.7 million and $0.6 million for the three month periods ended September 30, 2019 and 2018, respectively. Total expenses incurred were $2.0 million for each of the nine month periods ended September 30, 2019 and 2018. Amounts due to MVS pursuant to this agreement totaled $0.4 million and $0.7 million at September 30, 2019 and December 31, 2018, respectively.

•                  On November 15, 2018, the Company extended its affiliation agreement with Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico, including Cinelatino. This agreement expires on February 28, 2022. Total revenues recognized were $0.5 million for each of the three month periods ended September 30, 2019 and 2018. Total revenues recognized were $1.4 million for each of the nine month periods ended September 30, 2019 and 2018. Amounts due from Dish Mexico amounted to $0.3 million at September 30, 2019 and December 31, 2018.

•                  On November 15, 2018, the Company amended and extended its license agreement with MVS, pursuant to which MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Pursuant to the amendment, Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.2 million and $0.3 million for the three month periods ended September 30, 2019 and 2018, respectively. Total revenues recognized were $0.8 million for each of the nine month periods ended September 30, 2019 and 2018. Amounts due from MVS pursuant to this agreement totaled $0.7 million at September 30, 2019 and December 31, 2018.

The Company entered into an amended and restated consulting agreement with James M. McNamara on August 13, 2019, a member of the Company’s board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.1 million for each of the three month periods ended September 30, 2019 and 2018, and $0.3 million and $0.4 million for the nine month periods ended September 30, 2019 and 2018, respectively. No amounts were due to this related party at September 30, 2019 and December 31, 2018.

The Company is party to an output agreement with Pantelion Films, LLC (“Pantelion”), a joint venture made up of several organizations, including Panamax Films, LLC (an entity owned by James M. McNamara), Lions Gate Films, Inc. (“Lionsgate”) and Grupo Televisa, for the licensing of movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0.2 million and $0.0 million for the three month periods ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.0 million for the nine month periods ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, $1.1 million and $0.5 million is included in programming rights, respectively, in the accompanying Condensed Consolidated Balance Sheets related to these agreements.

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

Total consideration in connection with the Snap Media Acquisition was $4.8 million (net of $0.7 million of cash acquired), consisting of cash and shares of the Company’s Class A common stock. At closing, we paid $1.5 million in cash and issued 101,818 shares of the Company’s Class A common stock. During the nine months ended September 30, 2019, 54,825 shares of the Company’s Class A common stock were issued and $0.8 million was paid in cash. Future consideration includes $0.5 million to be paid in each of 2020 and 2021, subject to downward adjustment. The fair value of shares of the Company’s Class A common stock included in consideration is based on the closing price of the Company’s Class A common stock on November 26, 2018. Future consideration is classified as Other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

The acquisition accounting for Snap Media as reflected in these financial statements is preliminary. The estimated fair values that are not yet finalized relate to the valuation of goodwill and certain intangible assets.

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

The purchase price allocation reflects preliminary fair value estimates based on preliminary work and analysis performed by management. The valuation of certain intangibles is not yet finalized and is subject to change as additional information to assist in the determination of fair value at the closing date is obtained during the post-closing measurement period.

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

Note 5. Goodwill and intangible assets

Goodwill and intangible assets consist of the following as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30,	December 31,
	2019	2018
Broadcast license	$41,356	$41,356
Goodwill	170,068	169,994
Other intangibles	32,243	39,086
Total intangible assets	$243,667	$250,436

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the nine months ended September 30, 2019 is as follows (amounts in thousands):

	Net Balance at December 31, 2018	Additions	Impairment	Net Balance at September 30, 2019
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	169,994	74	—	170,068
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$228,036	$74	$—	$228,110

A summary of the changes in the Company’s other amortizable intangible assets for the nine months ended September 30, 2019 is as follows (amounts in thousands):

	Net Balance at December 31, 2018	Additions	Amortization	Net Balance at September 30, 2019
Affiliate relationships	$20,273	$—	$(5,893)	$14,380
Advertiser relationships	690	—	(414)	276
Non-compete agreement	686	—	(412)	274
Other intangibles	144	—	(57)	87
Programming contracts	607	—	(67)	540
Total finite-lived intangibles	$22,400	$—	$(6,843)	$15,557

The aggregate amortization expense of the Company’s amortizable intangible assets was $1.8 million and $3.3 million for the three months ended September 30, 2019 and 2018, respectively, and $6.8 million and $9.9 million for the nine months ended September 30, 2019 and 2018, respectively.  The weighted average remaining amortization period is 2.6 years at September 30, 2019.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2019	$1,754
2020	6,170
2021	5,857
2022	1,528
2023 and thereafter	248
Total	$15,557

Note 6. Equity method investments

The Company makes investments that support its underlying business strategy and enable it to enter new markets. The carrying values of the Company’s equity method investments are typically consistent with its ownership in the underlying net assets of the investees, with the exception of Canal 1 and Pantaya, as described in detail below. Certain of the Company’s equity investments are variable interest entities, for which the Company is not the primary beneficiary.

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity (“VIE”) that is accounted for under the equity method. As of September 30, 2019, we have funded $8.5 million in capital contributions to Pantaya. We record the income or loss on investment on a one quarter lag. As of March 31, 2019, our applicable pro rata share of the inception-to-date losses exceeded our contractual funding commitment of $10 million. As such, our cumulative share of the losses is limited to $10 million and no additional losses were recorded in the three month period ended September 30, 2019. For the three and nine months ended September 30, 2019, we recorded $0 and $0.3 million, respectively in loss on equity method investments in the accompanying unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, we recorded $1.6 million and $6.0 million, respectively in loss on equity method investments in the accompanying unaudited Condensed Consolidated Statements of Operations. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Pantaya, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Pantaya’s losses in excess of the amount funded into Pantaya, which was $1.5 million and $5.0 million at September 30, 2019 and December 31, 2018, respectively.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of September 30, 2019, we have funded $107.4 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For each of the three months ended September 30, 2019 and 2018, we recorded $7.1 million in loss on equity method investment, net of a preferred return on capital funded, in the accompanying Unaudited Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2019 and 2018, we recorded $24.0 million and $21.1 million, respectively, in loss on equity method investment, net of a preferred return on capital funded, in the accompanying Unaudited Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to the Canal 1 joint venture was $46.0 million and $46.7 million at September 30, 2019 and December 31, 2018, respectively, and is included in equity method investments in the accompanying Condensed Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. As of September 30, 2019, we have recorded $5.0 million in equity method funding related to REMEZCLA. We record the income or loss on investment on a one quarter lag. For the three and nine months ended September 30, 2019, we recorded $0.2 million and $0.4 million, respectively, in gain on equity method investment inclusive of preferred return on capital funded, in the accompanying Unaudited Condensed Consolidated Statement of Operations. For the three months ended September 30, 2018, we recorded $0.0 million in gain on equity method investment, inclusive of preferred return on capital funded, in the accompanying Unaudited Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2018, we recorded $0.1 million in loss on equity method investment, net of preferred return on capital funded, in the accompanying Unaudited Condensed Consolidated Statement of Operations. The net balance recorded in equity method investments was $5.4 million and $5.0 million at September 30, 2019 and December 31, 2018, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. We have no additional commitment to fund the operations of the venture.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (we own 75% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of September 30, 2019, we have funded $0.3 million in capital contributions to Snap JV. We record the income or loss on investment on a one quarter lag.  For the three and nine months ended September 30, 2019, we have recorded $0.0 million and $0.1 million in loss on equity method investments in the accompanying Unaudited Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.1 million at September 30, 2019, and is included in equity method investments in the accompanying Condensed Consolidated Balance Sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of and for the nine months ended June 30, 2019 are included below (amounts in thousands):

Total Equity Investees
Current assets	$36,533
Non-current assets	$33,316
Current liabilities	$69,675
Non-current liabilities	$38,271
Redeemable stock and non-controlling interests	$(413)
Net revenue	$25,685
Operating loss	$(29,429)
Net loss	$(42,644)

Note 7. Income taxes

The 2017 Jobs Act was signed into law on December 22, 2017. The Jobs Act revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood or our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance.

For the nine months ended September 30, 2019 and 2018, our income tax expense has been computed utilizing the estimated annual effective rates of 34.6% and 41.6%, respectively. The difference between the annual effective rate of 34.6% and the statutory Federal income tax rate of 21% in the nine months ended September 30, 2019, is primarily due to the impact of the Jobs Act, which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). Due to the reduced U.S. tax rate related to the Jobs Act, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax, resulting in a required valuation allowance against the excess foreign tax credits. The difference between the annual effective rate of 41.6% and the statutory Federal income tax rate of 21% in the nine months ended September 30, 2018, was primarily due to foreign withholding taxes and foreign permanent differences, which were offset in part by foreign tax credits.

Income tax expense was $3.7 million and $3.2 million for the three month period ended September 30, 2019 and 2018, respectively. Income tax expense was $9.9 million and $4.5 million for the nine month period ended September 30, 2019 and 2018, respectively. The increase for the three month period, is due to tax expense of $0.8 million in the current period related to adjustments to the 2018 tax return as a result of a decrease in the foreign tax credit utilization, as compared to the prior year period, which included a benefit of $0.5 million related to hurricane relief credits and an increase to foreign tax credit utilization. The increase for the nine month period was primarily due to higher income.

Note 8. Long-term debt

Long-term debt as of September 30, 2019 and December 31, 2018 consists of the following (amounts in thousands):

	September 30, 2019	December 31, 2018
Senior Notes due February 2024	$204,928	$206,091
Less: Current portion	2,134	2,134
	$202,794	$203,957

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

As of September 30, 2019, the original issue discount balance was $1.5 million, net of accumulated amortization of $2.0 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the accompanying Condensed Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.1 million, net of accumulated amortization of $2.2 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at September 30, 2019 as presented on the accompanying Condensed Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at September 30, 2019 and December 31, 2018 and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of September 30, 2019 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2019	$533
2020	2,133
2021	2,133
2022	2,133
2023 and thereafter	200,548
Total	$207,480

Note 9. Derivative instruments

We use derivative financial instruments in the management of our interest rate exposure. Our strategy is to eliminate the cash flow risk on a portion of the variable rate debt caused by changes in the designated benchmark interest rate, LIBOR. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

On May 4, 2017, we entered into two identical pay-fixed, receive-variable, interest rate swaps with two different counterparties, to hedge the variability in the LIBOR interest payments on an aggregate notional value of $100.0 million of our Second Amended Term Loan Facility beginning May 31, 2017, through the expiration of the swaps on March 31, 2022. At inception, these interest rate swaps were designated as cash flow hedges of interest rate risk, and as such, the unrealized changes in fair value are recorded in accumulated other comprehensive income (“AOCI”).

The change in the fair value of the interest rate swap agreements for the three months ended September 30, 2019 and 2018, resulted in an unrealized loss of $0.4 million and an unrealized gain of $0.4 million, respectively, which were included in AOCI net of taxes. The change in the fair value of the interest rate swap agreements for the nine months ended September 30, 2019 and 2018, resulted in an unrealized loss of $2.8 million and an unrealized gain of $2.5 million, respectively, which were included in AOCI net of taxes. The Company received $0.1 million and $0.4 million of net interest on the settlement of the interest rate swap agreements for the three and nine months ended September 30, 2019, respectively. The Company received $0.0 million and paid $0.0 million of net interest on the settlement of interest rate swap agreements for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No loss or gain was recorded in operations for the three and nine months ended September 30, 2019 and 2018, respectively.

The aggregate fair value of the interest rate swaps was $1.2 million and $1.6 million as of September 30, 2019 and December 31, 2018, respectively. These were recorded in Derivative liability in other long-term liabilities and Swap assets in other non-current assets, respectively, on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (amounts in thousands):

		Estimated Fair Value
		September 30, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$1,165	—	$1,165

		Estimated Fair Value
		December 31, 2018
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other assets	—	$1,619	—	$1,619

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of September 30, 2019, there were no changes to the fair value of non-financial assets and liabilities measured on a nonrecurring basis.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 11.  Stockholders’ equity

Capital stock

As of September 30, 2019, the Company had 20,256,791 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. During the nine months ended September 30, 2019, the Company repurchased 51,227 shares of Class A common stock under the repurchase program for an aggregate purchase price of $0.6 million. As of September 30, 2019, the Company repurchased 2.0 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $25.0 million, and the repurchased shares were recorded as treasury stock on the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2019, the Company completed this stock repurchase program.

On August 15, 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $25.0 million of the Company’s Class A common stock on an opportunistic basis.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the 2013 Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At September 30, 2019, 1.2 million shares remained available for issuance of stock options or other stock-based awards under our 2013 Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the 2013 Equity Incentive Plan, on and after which date no awards may be granted, is May 16, 2026. The Company’s board of directors, or a committee thereof, administers the 2013 Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $2.2 million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $3.0 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was $4.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years. At September 30,

2019, there was $6.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years.

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

Black-Scholes Option Valuation Assumptions	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Risk-free interest rate	1.6%	2.7% - 3.0%
Dividend yield	—	—
Volatility	40.3%	39.0% - 41.0%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the nine months ended September 30, 2019 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2018	2,910	$11.62	5.6	$2,806
Granted	1,025	12.06	—	—
Exercised	(60)	11.63	—	—
Forfeited	—	—	—	—
Expired	(20)	13.64	—	—
Outstanding at September 30, 2019	3,855	$11.72	6.3	$3,122
Vested at September 30, 2019	2,393	$11.72	5.0	$2,297
Exercisable at September 30, 2019	2,393	$11.72	5.0	$2,297

At September 30, 2019, 0.3 million options granted are unvested, event-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the 2013 Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the nine months ended September 30, 2019 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2018	370	$9.86
Granted	581	12.37
Vested	(184)	11.88
Forfeited	—	—
Outstanding at September 30, 2019	767	$11.28

At September 30, 2019, 0.2 million shares of restricted stock issued were unvested, event-based shares.

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

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments.  Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Operating lease cost was $0.2 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively. Operating lease cost was $0.5 million and $1.7 million for the nine months ended September 30, 2019 and 2018, respectively.

A summary of the classification of operating leases on our Condensed Consolidated Balance Sheet as of September 30, 2019 (amounts in thousands):

		September 30, 2019
Operating lease right-of-use assets		$1,962
Operating lease liability, current	(Other accrued expenses)	671
Operating lease liability, non-current	(Other long-term liabilities)	$1,692

Components of lease cost reflected in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019 (amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$172	$488
Short-term lease cost	65	175
Total lease cost	$237	$663

A summary of weighted-average remaining lease term and weighted-average discount rate as of September 30, 2019:

Weighted-average remaining lease term	4.3 years
Weighted average discount rate	6.9%

Supplemental cash flow and other non-cash information for the nine months ended September 30, 2019 (amounts in thousands):

Operating cash flows from operating leases	$428
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	393

Future annual minimum lease commitments as of September 30, 2019 were as follows (amounts in thousands):

September 30, 2019
Remainder of 2019	$352
2020	610
2021	591
2022	473
2023	715
Total minimum payments	$2,741
Less: amount representing interest	(378)
Lease liability	$2,363

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

Future minimum payments as of September 30, 2019, are as follows (amounts in thousands):

September 30, 2019
Remainder of 2019	$4,996
2020	11,170
2021	4,686
2022	1,306
2023 and thereafter	184
Total	$22,342

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

•                  Canal 1:  the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. In July 2019, the Columbian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017.

•                  Pantaya:  is the first-ever premium streaming destination for world-class movies in Spanish-language offering the largest selection of current and classic, commercial-free blockbusters and critically acclaimed titles from Latin America and the

U.S. including content from our library, Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Grupo Televisa’s theatrical releases in Mexico, as well as, original productions. The service launched in August 2017. We own a 25% interest in Pantaya in partnership with Lionsgate.

•                  Snap Media:  a distributor of content to broadcast and cable television networks and OTT/SVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.

•                  REMEZCLA:  a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.

Our two primary sources of revenues are advertising revenues and affiliate revenues. All of our Networks derive revenues from advertising. Advertising revenues are generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenues are tied to the success of our programming, including the popularity of our programming as measured by Nielsen. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2016, we experienced higher advertising revenue as a result of political advertising spending during the 2016 gubernatorial elections. The next election in Puerto Rico will be in 2020.

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

Comparison of Consolidated Operating Results for the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		$ Change Favorable/	% Change Favorable/	Nine Months Ended September 30,		$ Change Favorable/	% Change Favorable/
	2019	2018	(Unfavorable)	(Unfavorable)	2019	2018	(Unfavorable)	(Unfavorable)
Net revenues	$35,846	$37,239	$(1,393)	(3.7)%	$110,103	$101,065	$9,038	8.9%
Operating expenses:
Cost of revenues	10,445	11,039	594	5.4%	31,976	31,300	(676)	(2.2)%
Selling, general and administrative	11,869	11,095	(774)	(7.0)%	33,583	32,787	(796)	(2.4)%
Depreciation and amortization	2,581	4,023	1,442	35.8%	9,204	12,040	2,836	23.6%
Other expenses	530	193	(337)	NM	1,183	967	(216)	(22.3)%
Gain from FCC spectrum repack and other	(154)	(936)	(782)	(83.5)%	(1,661)	(974)	687	70.5%
Total operating expenses	25,271	25,414	143	0.6%	74,285	76,120	1,835	2.4%

Operating income	10,575	11,825	(1,250)	(10.6)%	35,818	24,945	10,873	43.6%

Other expenses, net:
Interest expense, net	(3,113)	(3,073)	(40)	(1.3)%	(9,078)	(8,976)	(102)	(1.1)%
Loss on equity method investments	(6,888)	(8,657)	1,769	20.4%	(24,048)	(27,278)	3,230	11.8%
Gain from insurance proceeds	—	2,080	(2,080)	(100)%	—	2,080	(2,080)	(100)%
Total other expenses, net	(10,001)	(9,650)	(351)	(3.6)%	(33,126)	(34,174)	1,048	3.1%
Income (loss) before income taxes	574	2,175	(1,601)	(73.6)%	2,692	(9,229)	11,921	NM
Income tax expense	(3,743)	(3,229)	(514)	(15.9)%	(9,942)	(4,490)	(5,452)	NM
Net loss	(3,169)	(1,054)	(2,115)	NM	(7,250)	(13,719)	6,489	47.2%
Net loss attributable to non-controlling interest	—	—	—	—	37	—	37	NM
Net loss attributable to Hemisphere Media Group, Inc.	$(3,169)	$(1,054)	$(2,115)	NM	$(7,213)	$(13,719)	$6,506	47.4%

NM = Not meaningful

Net Revenues

Net revenues were $35.8 million for the three months ended September 30, 2019, a decrease of $1.4 million, or 4%, as compared to $37.2 million for the comparable period in 2018, due to a decrease in advertising revenue, which was partially offset by an increase in affiliate fees. Advertising revenue decreased $2.1 million, or 13%, due to (i) the interruption to the Puerto Rico advertising market caused by the political unrest including the resignation of the Governor, (ii) the timing of Miss Universe Puerto Rico, which was televised in the second quarter of 2019 as compared to the third quarter of 2018 and (iii) softness in the U.S. direct response advertising market, which adversely impacted our cable networks. Affiliate revenue increased $0.7 million, or 4%, due to rate increases and the launch of Pasiones on Spectrum.

Net revenues were $110.1 million for the nine months ended September 30, 2019, an increase of $9.0 million, or 9%, as compared to $101.1 million for the comparable period in 2018, due to increases across all of our revenue streams. Affiliate fees increased $5.6 million, or 10%, primarily due to annual rate increases and subscriber growth. Advertising revenue increased $2.1 million, or 5%, primarily due to favorable comparison with the first quarter of the prior year period, which was negatively impacted by Hurricane Maria. Other revenue increased $1.3 million, driven by higher licensing revenue from our content library and revenue contributed by Snap Media, which was acquired in November 2018.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	September 30, 2019	December 31, 2018	September 30, 2018
U.S. Cable Networks:
WAPA America (b)	4,290	4,417	4,508
Cinelatino	4,497	4,639	4,745
Pasiones	4,739	4,360	4,573
Centroamerica TV	4,126	4,276	4,358
Television Dominicana	2,396	2,273	2,229
Total	20,048	19,965	20,413

Latin America Cable Networks:
Cinelatino	16,165	16,769	16,365
Pasiones	16,686	15,958	16,004
Total	32,851	32,727	32,369

(a)         Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)         Excludes digital basic subscribers

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. Cost of revenues for the three months ended September 30, 2019, were $10.4 million, a decrease of $0.6 million, or 5%, compared to $11.0 million in the comparable period in 2018. Cost of revenues for the nine months ended September 30, 2019, were $32.0 million, an increase of $0.7 million, or 2%, compared to $31.3 million in the comparable period in 2018. The decrease in the three months ended September 30, 2019, was due to lower programming and production expenses as a result of the timing of Miss Universe Puerto Rico, which was produced and broadcast in the second quarter of 2019 as compared to the third quarter of 2018. The increase in the nine months ended September 30, 2019, was due to higher programming and production expenses, driven by (i) an unfavorable comparison with the prior year period, as WAPA implemented cost savings measures following Hurricane Maria, (ii) the launch by WAPA of a new reality series, Guerreros, and (iii) increased sports rights fees, partially offset by tower rental costs incurred in the prior year period to replace a tower damaged by Hurricane Maria, which the Company did not incur in the current year period.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses for the three months ended September 30, 2019, were $11.9 million, an increase of $0.8 million, or 7%, compared to $11.1 million for the comparable period in 2018, and for the nine months ended September 30, 2019, were $33.6 million, an increase of $0.8 million, or 2%, compared to $32.8 million for the comparable period in 2018. These increases were due to higher stock-based compensation and higher marketing expenses, partially offset by the recovery of bad debt.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization expense for the three months ended September 30, 2019, were $2.6 million, a decrease of $1.4 million, compared to $4.0 million for the comparable period in 2018, and for the nine months ended September 30,

2019, were $9.2 million, a decrease of $2.8 million, compared to $12.0 million for the comparable period in 2018. These decreases were due to certain intangible assets that were fully amortized during the first quarter of 2019.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses for the three and nine months ended September 30, 2019, increased $0.3 million and $0.2 million, respectively.

Gain from FCC spectrum repack and other: Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment we have purchased as a result of the FCC mandated spectrum repack, and gain or loss from the sale of assets. For the three months ended September 30, 2019, decreased $0.8 million and for the nine months ended September 30, 2019, increased $0.7 million due to the timing of reimbursements received from the FCC for equipment purchases required as a result of the FCC mandated spectrum repack.

Other Expenses, net

Interest Expense, net: Interest expense for each of the three and nine months ended September 30, 2019, was flat as compared to prior year periods.

Loss on Equity Method Investments: Loss on equity method investments for the three months ended September 30, 2019, improved by $1.8 million, or 20%, and for the nine months ended September 30, 2019, improved by $3.2 million, or 12%. The improvement in both periods was due to lower losses at Pantaya and higher income at Remezcla. The improvement in the nine month period was offset in part by higher losses at Canal 1. Our pick up of losses at Pantaya declined due to inception to date losses exceeding our funding commitment, and as a result, we have not recognized our share of the losses following the three month period ended March 31, 2019. For more information, see Note 6, “Equity method investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Gain from insurance proceeds: Gain from insurance proceeds reflects net proceeds received in connection with our property insurance policies covering equipment damaged during Hurricane Maria. Gain from insurance proceeds for each of the three and nine months ended September 30, 2019, decreased $2.1 million due to the timing of net proceeds received in the prior year periods.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2019, increased $0.5 million and $5.5 million, respectively. The increase for the three month period is due to tax expense of $0.8 million in the current period related to adjustments to the 2018 tax return as a result of a decrease in the foreign tax credit utilization, as compared to the prior year period, which included a benefit of $0.5 million related to hurricane relief credits and an increase to foreign tax credit utilization. The increase for the nine months ended September 30, 2019, was primarily due to higher income. For more information, see Note 7, “Income taxes” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Loss

Net loss for the three months ended September 30, 2019, was $3.2 million, an increase of $2.1 million, compared to $1.1 million in the comparable period in 2018. Net loss for the nine months ended September 30, 2019, was $7.3 million, an improvement of $6.5 million, compared to $13.7 in the comparable period in 2018.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest for the three and nine months ended September 30, 2019, was $0 million and $0.0 million, respectively, related to the 25% interest in Snap Media held by minority shareholders. Snap Media was acquired in November 2018, and therefore there was no net income or loss attributable to non-controlling interest for the three and nine months ended September 30, 2019.

Net Loss Attributable to Hemisphere Media Group, Inc.

Net loss attributable to Hemisphere Media Group, Inc. for the three months ended September 30, 2019, was $3.2 million, an increase of $2.1 million, compared to $1.1 million in the comparable period in 2018. Net loss attributable to Hemisphere Media Group, Inc. for the nine months ended September 30, 2019, was $7.2 million, an improvement of $6.5 million, compared to $13.7 million in the comparable period in 2018.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At September 30, 2019, we had $85.2 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

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

Cash Flows

	Nine Months Ended September 30,
Amounts in thousands:	2019	2018
Cash provided by (used in):
Operating activities	$24,045	$20,555
Investing activities	(30,609)	(44,365)
Financing activities	(2,687)	(4,557)
Net decrease in cash	$(9,251)	$(28,367)

Comparison for the Nine Months Ended September 30, 2019 and September 30, 2018

Operating Activities

Cash provided by operating activities is defined as changes in net income (loss), adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense and provision for bad debts.

Net cash provided by operating activities for the nine months ended September 30, 2019, was $24.0 million, an increase of $3.5 million, as compared to $20.6 million in the prior year period, due primarily to a $6.5 million improvement in net loss, offset by a $2.9 million decrease in non-cash items and a $0.1 million decrease in net working capital. Non-cash items decreased primarily as a result of an improvement in loss on equity method investments of $3.2 million, a decrease in depreciation and amortization expense of $2.8 million, and an increase in gain from FCC spectrum repack of $1.1 million, offset in part by a decrease in gain from insurance proceeds of $2.1 million, and increases in programming amortization of $1.3 million, and stock-based compensation of $0.6 million. The decrease in net working capital was driven by an increase in prepaids and other current assets of $4.8 million, and decreases in other accrued expenses of $3.6 million, income taxes payable of $2.3 million, programming rights payable of $2.2 million, due to related parties of $1.8 million, and accounts payable of $1.2 million, offset in part by decreases in accounts receivable of $8.8 million, programming rights of $5.5 million and an increase in other liabilities of $1.5 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019, was $30.6 million, a decrease of $13.8 million as compared to $44.4 million in the prior year period. The decrease is due to lower funding of equity investments of $9.6 million, a decline in capital expenditures of $5.1 million and increased proceeds received from the FCC related to the spectrum repack of $1.1 million, offset in part by insurance proceeds received in the prior year period of $2.1 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2019, was $2.7 million, a decrease of $1.9 million as compared to $4.6 million in the prior year period. The decrease is due to lower debt principle payments in the current year period of $0.5 million due to the excess cash flow payment made in the prior year first quarter pursuant to the Second Amended Term Loan Facility, which the Company was not obligated to make in the current year, and a decrease in repurchases of our Class A common stock of $1.3 million. For more information, see Note 8, “Long-term debt” and Note 11, “Stockholders’ equity” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of September 30, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

There have not been any material changes during the quarter ended September 30, 2019 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description of Exhibit

10.1‡	Amended and Restated Consulting Agreement, dated as of August 13, 2019, by and between the Company and James M. McNamara (filed herewith)
10.2‡	Amended and Restated Employment Agreement, dated as of August 13, 2019, by and between Hemisphere Media Group, Inc. and Alex J. Tolston (filed herewith)
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

‡                                         Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERE MEDIA GROUP, INC.

DATE: November 7, 2019	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 7, 2019	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)