Form 10-K
period 2019-12-31
HEMISPHERE MEDIA GROUP, INC.
filed 2020-03-09
CIK 1567345

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

          Securities Registered Pursuant to Section 12(g) of the Act: None

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

          The aggregate market value of the Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2019, was approximately $232,459,347. No market exists for the shares of Class B common stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B common stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. For the sole purpose of making this calculation, the term "non-affiliate" has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Hemisphere Media Group, Inc. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an "affiliate" of the Company, as defined by applicable securities laws.

Class of Stock	Shares Outstanding as of March 6, 2020
Class A common stock, par value $0.0001 per share	20,184,412 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

          Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2020 Annual Meeting of Shareholders.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES
INDEX TO FORM 10-K
December 31, 2019

PART I

        Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the "Company," "Hemisphere," "registrant," "we," "us" or "our" refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; "Business" refers collectively to our consolidated operations; "Cable Networks" refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; "Canal 1" refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; "Centroamerica TV" refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; "Cinelatino" refers to Cine Latino, Inc., a Delaware corporation; "Distributors" refers collectively to satellite systems, telephone companies ("telcos"), and cable multiple system operators ("MSO"s), and the MSO's affiliated regional or individual cable systems; "MarVista" refers to Mar Vista Entertainment, LLC, a Delaware limited liability company; "MVS" refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; "Networks" refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; "Nielsen" refers to Nielsen Media Research; "Pantaya" refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.; "Pasiones" refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; "REMEZCLA" refers to Remezcla, LLC, a New York limited liability company; "Second Amended Term Loan Facility" refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017; "Snap Media" refers to Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries; "Television Dominicana" refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; "Term Loan Facility" refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017; "WAPA" refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; "WAPA America" refers to WAPA America, Inc., a Delaware corporation; "WAPA Deportes" refers to a sports television network in Puerto Rico operated by WAPA; "WAPA.TV" refers to a news and entertainment website in Puerto Rico operated by WAPA; "United States" or "U.S." refers to the United States of America, including its territories, commonwealths and possessions.

 FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

        Statements in this Annual Report on Form 10-K for the year ended December 31, 2019 (this "Annual Report"), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about Hemisphere Media Group, Inc. (the "Company") and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. These statements are, or may be deemed to be, "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

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

        Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in "Item 1A—Risk Factors" in this Annual Report on Form 10-K, those factors include:

  •
  the effects of Hurricanes Irma and Maria and recent earthquakes in Puerto Rico on our business, including, without limitation, affiliate fees that we receive and the advertising market in Puerto Rico as well as our customers, employees, third-party vendors and suppliers and the short and long-term migration shifts in Puerto Rico;

  •
  our ability to timely and fully recover proceeds under our insurance policies in Puerto Rico following Hurricanes Maria and Irma, including one of our policies with an insurance carrier which was placed under an order of rehabilitation;

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

  •
  changes in technology, including changes in the distribution and viewing of television programming, expanded deployment of personal video recorders, video on-demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;

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

  •
  the deterioration of general economic conditions, political instability, social unrest, and public health crises, such as the occurrence of a contagious disease like the novel coronavirus, either nationally or in the local markets in which we operate, including, without limitation, in the Commonwealth of Puerto Rico;

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

Item 1.    Business.

OVERVIEW

Our Company

        We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with broadcast and cable television networks and digital content platforms including five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America, the #1-rated broadcast television network in Puerto Rico, the #3-rated broadcast television network in Colombia, a Spanish-language over-the-top ("OTT") video subscription service distributed in the U.S. and a leading distributor of content to television and digital media platforms in Latin America.

        Headquartered in Miami, Florida, our portfolio consists of the following:

Cinelatino: the leading Spanish-language cable movie network with over 20 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the U.S. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall, based on coverage ratings.

WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement ten years ago. WAPA is Puerto Rico's news leader and the largest local producer of news and entertainment programming, producing over 65 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, featuring content produced by WAPA.

WAPA Deportes: Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball ("MLB"), National Basketball Association ("NBA") and professional sporting events from Puerto Rico.

WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America's programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 4.1 million subscribers, excluding digital basic subscribers.

Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated cable television network devoted to telenovelas. Pasiones has over 21 million subscribers across the U.S. and Latin America.

Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 4 million subscribers.

Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.4 million subscribers.

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

Pantaya: the first-ever premium streaming destination for world-class movies and series in Spanish offering the largest selection of current and classic, commercial-free blockbusters and critically acclaimed titles from Latin America and the U.S. including content from our library, Pantelion's U.S. theatrical titles, Lionsgate's movie library, and Grupo Televisa's theatrical releases in Mexico, as well as, original productions, comedy specials and concerts. We own a 25% interest in Pantaya in partnership with Lionsgate, which service launched in August 2017.

Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with Mar Vista Entertainment, LLC ("MarVista"), an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.
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

Our Strategy

        Our strategy in the U.S. is to provide unique programming focused on underserved but significant segments of the U.S. Hispanic population, allowing us to reach a deeper and broader U.S. Hispanic demographic than our competitors. Our networks allow many viewers in the U.S. to feel connected with their home countries, including high quality, differentiated local news, sports and entertainment content. For instance, WAPA America is the only nightly newscast from Puerto Rico created for U.S. Hispanics, which is a part of the network's over 65 hours of weekly original news and entertainment programming. Additionally, as the only U.S. cable network to offer unique and popular telenovelas from around the globe, Pasiones significantly out-rated the Univision Tlnovelas network in primetime in 2019, according to ComScore. By focusing on these specific Hispanic markets, we provide targeted, attractive and relevant content, while avoiding direct competition with channels such as Univision and Telemundo, which more acutely target the U.S. Mexican demographic.

        WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement ten years ago and management believes it is highly valued by its viewers and cable, satellite and telecommunications service providers. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate fees. WAPA's primetime household rating in 2019 was five times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in affiliate fees.

        WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position, as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. cable networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and growth in subscribers, as the U.S. Hispanic population continues its long-term upward trajectory. The U.S. Census Bureau estimated that nearly 60 million Hispanics resided in the United States in 2018, representing an increase of more than 24 million people between 2000 and 2018, and that number is projected to grow to 75 million by 2030. U.S. Hispanic television households grew by 31% during the period from 2010 to 2020, from 12.9 million households to 16.9 million households. Hispanic pay-TV subscribers increased 2.3% since 2010 to 11.1 million subscribers in 2020. Although our U.S. cable networks total subscribers declined during 2019, given the expected growth of Hispanic television households and pay-TV subscribers, we are optimistic that our U.S. cable networks total subscribers will see renewed long-term growth, which creates a significant opportunity for all of our U.S. cable networks.

        Our strategy in Latin America is to make similar strides as our networks in the U.S. Additionally, Canal 1 continues to drive growth in Colombia, the third largest Latin American television advertising market according to Portada. Colombia represents a robust and stable economy and Canal 1 represents one of only three national broadcast television networks. We believe that Canal 1 can create a compelling, differentiated programming option in Colombia, similar to our experience with WAPA in Puerto Rico. At the same time, we are working to identify leading or underperforming media assets in attractive Latin American markets that can benefit from management's television expertise. We believe that our business model is highly scalable and that we could drive profitable growth by replicating this model across Latin America.

        We believe that our platform value is significant, allowing us to leverage content and distribution relationships across different geographies. We are able to use content that we own or have licensed across our media properties, giving us economies of scale.

        Our objective is to maintain and improve our position as a leading U.S. Spanish-language media company serving the U.S. Hispanic and Latin American markets by, among other things:

        Growing affiliate fees—We believe our Networks are well-positioned to further grow our affiliate fees, fueled by strong ratings, continued growth in our target demographic audiences and robust content portfolio. For example, WAPA recently renewed its expiring retransmission agreements on very favorable terms by virtue of its dominance in the Puerto Rico market, and these agreements will generate significant affiliate fee growth for us. With no reverse compensation, our affiliate fees have high margin flow through to income. We expect to continue to expand the distribution of our Networks in the U.S., and our two Latin American cable networks on additional systems in under-penetrated markets. For example, on April 1, 2019, Pasiones was launched by Charter Communications, Inc. across Spectrum's systems nationally in the U.S. and, as a result, Pasiones is now available on all major Distributors nationwide. As U.S. cable television distributors become more focused on targeting the Hispanic audience, as a way to grow subscribers, we believe that our Networks will be well-positioned to capture the upside. In Latin America, Cinelatino and Pasiones are currently distributed to only approximately 29% and 30% of pay-TV subscribers (excluding Brazil) respectively, creating an opportunity to expand distribution through new launches.

        Driving growth in advertising sales—We continue to see a large opportunity to increase our advertising revenues. Our U.S. cable networks are well positioned to benefit from the advertising spend targeted at the highly sought-after U.S. Hispanic audience. We offer a unique and differentiated target audience for our advertisers, driven by our targeted demographic and our ability to segment the U.S. Hispanic population. The Latin American feed of Cinelatino remains commercial-free, presenting an opportunity to be converted to an ad-supported model in select robust advertising markets.

        Investing in content for our Networks to build viewership—We have made substantial investment in our programming and marketing efforts in order to expand our distribution reach, increase our audience size, and increase our attractiveness to advertisers. We will continue to invest in programming in 2020. To date, we have successfully created a highly differentiated content strategy at WAPA and in doing so, have maintained a #1 ratings ranking in the Puerto Rico market for ten consecutive years.

Cinelatino, as the only buyer of scale that can cover both the U.S. and Latin American markets for television rights to Spanish-language films, is well-positioned to acquire the best content available at favorable terms and has built an expansive content library. Pasiones, which features a unique slate of telenovelas from Latin America, as well as Turkey, India and South Korea (dubbed into Spanish), delivered the highest ratings in the history of the channel in the year ended December 31, 2019, marking the third consecutive year of record ratings, and beat Univision's Tlnovelas channel in primetime and total day.

        Develop and expand content licensing revenue—Presently, our two primary revenue streams are affiliate fees and advertising revenue, but we believe an opportunity exists to grow our revenues from content licensing. We own and control all media rights for a vast majority of our content and we continue to produce original content for our channels. In November 2018, we acquired Snap Media, which provides us with the expertise and relationships to expand our content licensing business. Our strategy is to window content across our platforms and to license the content to third parties for exploitation on free-TV, pay-TV, OTT, SVOD and AVOD platforms in the U.S. and Latin America. We believe this high-margin revenue from content licensing will help drive our revenue growth and profitability.

        Acquisition-driven growth—We continue to look for attractive opportunities to acquire assets of varying scale that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities which will expand our leadership position in the fast growing and highly desirable Spanish-language media market in the U.S. and Latin America. We intend to seek a variety of acquisition opportunities, including businesses where we believe a catalyst for value realization is already present, or where we can realize synergies with our existing businesses. These may include Spanish-language cable networks distributed in the U.S., Latin American broadcast and cable television networks, production companies and content libraries. We may also seek businesses that are in need of operational turnaround through our experienced and knowledgeable management team, which has a proven ability to develop and grow acquired assets. We believe our business model is highly scalable and that we can leverage our playbook and existing content to help improve these types of businesses. For example, in 2016, in partnership with leading content producers in Colombia, we acquired a broadcast television concession in Colombia and began operating Canal 1. In a short time following commencement of operations, Canal 1 is the #3-rated broadcast television network in Colombia, having grown its audience share by 38% year-over-year for the full year 2019 compared to the full year 2018, including a 66% growth in weekday primetime. Consistent with this strategy, we are currently evaluating a number of acquisition opportunities, some of which would be material.

        Well-positioned to capture growth from over-the-top distribution—We believe that the digital media opportunity has the potential of providing long-term growth and value, and that we are well-positioned to capture that upside. We own digital rights for the vast majority of our content and are distribution agnostic when it comes to capturing viewers wherever and however they choose to consume video content.

        Furthermore, we own an expansive library of the best Spanish-language films and other content and are continually generating new content that can be distributed digitally or licensed to OTT platforms. Spanish-language content remains an underserved category among OTT platforms in the U.S. Seeing an opportunity, in partnership with Lionsgate, we created Pantaya, a Spanish-language OTT video subscription service that allows audiences to access many of the best and most current Spanish-language films and series. We believe Pantaya is uniquely positioned to be the leading player in the Spanish-language OTT space as it benefits from the collective content libraries and marketing infrastructure of its partners and the Starz, LLC technology platform.

Employees

        At December 31, 2019, we and our subsidiaries employed 330 full-time persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We or our subsidiaries may hire additional personnel in connection with the closing of future acquisitions. We believe that employee relations are generally satisfactory. Approximately 146 of our employees based in Puerto Rico are full-time unionized employees covered by two collective bargaining agreements (each, a "CBA" and collectively, the "CBAs"). Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for three employees covered by the other CBA which expired on June 27, 2019 and we continue to operate under the terms of the CBA. Following the expiration of the term, the Company and the employees' union, Union de Periodistas Artes Graficas y Ramas Anexas (UPAGRA), continue to engage in active and good faith negotiations.

Revenue Sources

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

        All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as "affiliation agreements," which typically provide for annual rate increases. The specific affiliate fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor's paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in affiliate fees are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks' viewership and giving our Networks' subscribers a premium, high-value experience. The continued growth in our affiliate fees will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements. Our Networks depend upon agreements with a limited number of Distributors. For the year ended December 31, 2019, one of our Distributors accounted for more than 10% of our total net revenues. We recognize affiliate fees when they are accrued pursuant to the agreements we have entered into with respect to such revenue. We set forth our net revenue, total assets and operating income in "Item 8. Financial Statements and Supplementary Data."

        Over time, affiliate fees have become an increasing portion of our total revenues. We believe that this development is a positive one for our business, given that affiliate fees are contracted and recurring and provide greater visibility into future performance.

        In 2019, we generated approximately 92% of our net revenues from the United States. For the years ended December 31, 2019 and 2018, we generated $137.7 million and $136.2 million, respectively,

from the United States. For the years ended December 31, 2019 and 2018, we generated $11.7 million and $10.9 million, respectively, from outside the United States.

OUR NETWORKS AND JOINT VENTURES

WAPA

        Headquartered in San Juan, Puerto Rico, WAPA is a full-power independent broadcast television network. WAPA was founded in 1954 as the second broadcast television network in the Caribbean and the third in Latin America. WAPA occupies a prime channel position (channel 4) together with its full power repeater stations, WTIN in Ponce and WNJX in Mayagüez. WAPA is also distributed by all cable, satellite and telecommunication service providers in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement ten years ago.

        WAPA owns a 66,500 square foot building which houses its state-of-the-art production facilities, television studios, and administrative offices. All of WAPA's news and most of its local programs are produced at WAPA's production facility, which contains four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post-editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions. WAPA also boasts one of the most technologically advanced news departments in Puerto Rico.

        WAPA is Puerto Rico's news leader and the largest local producer of entertainment programming, producing over 65 hours in the aggregate each week. In addition to having Puerto Rico's most watched news programming, WAPA's top-rated local shows include Pégate al Mediodía (the #1-rated midday program). WAPA also licenses and televises blockbuster Hollywood movies and top-rated U.S. television series and telenovelas from around the globe dubbed into Spanish. This diverse and unique mix of programming has made WAPA the market leader in Puerto Rico.

        In 2008, WAPA launched WAPA.TV, which is now one of the most visited local sites in Puerto Rico. WAPA.TV provides up-to-the-minute news and weather, promotional clips of WAPA's most popular shows, additional video content not seen on WAPA, and a platform for viewers to share comments and interact, driving further audience engagement. In 2019, WAPA.TV's mobile-optimized website and apps generated a total of 219 million page views and an average of 2.1 million monthly unique visitors.

WAPA Deportes

        In 2009, WAPA launched WAPA Deportes in Puerto Rico through its multicast signal and carriage by all cable, satellite and telecommunications service providers in Puerto Rico. WAPA Deportes broadcasts various local and U.S. sports programming, including MLB, with exclusive television rights to the World Series and the All-Star Game, NBA and Puerto Rico's professional men's basketball league, Baloncesto Superior Nacional. WAPA Deportes is the leading local sports network in Puerto Rico.

WAPA America

        WAPA America, launched in 2004, is a Spanish-language cable television network targeting viewers from Puerto Rico, as well as the Dominican Republic, Cuba, Venezuela and Colombia (collectively referred to as "Caribbean Hispanics"), who reside in the U.S. Caribbean Hispanics are the second largest U.S. Hispanic population segment, representing 19% of the U.S. Hispanic population. WAPA America is distributed by all major U.S. cable, satellite and telecommunication operators to approximately 4.1 million subscribers, excluding digital basic subscribers. WAPA America televises the top-rated news and entertainment programming produced by WAPA. WAPA America supplements its programming with acquired telenovelas and cultural programming, popular sports programming from Puerto Rico and other programming from WAPA's library.

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

        Our programming strategy for Cinelatino is specifically intended to provide the audience with the broadest selection of the most popular and highest-quality films across all popular genres, from Mexico and all other Latin American countries that have significant populations in the U.S., including Puerto Rico, the Dominican Republic, Colombia and Peru. Consistent with its programming strategy, Cinelatino has licensed the rights to many of the highest grossing box office films in Mexico. Cinelatino has an expansive library of over 800 of the best Spanish-language titles from suppliers across the globe. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall based on coverage ratings. In July 2015, Cinelatino introduced advertising on its network. Additionally, leveraging its expansive content library, which includes theatrical films, made-for-television movies, series and other content acquired or licensed from third party suppliers, as well as its own original productions, Cinelatino licenses content to OTT services in the U.S. and Latin America.

        Cinelatino has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America and Canada. Cinelatino is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has over 4.3 million U.S. subscribers. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

        Cinelatino is also distributed by many Latin American pay television distributors, generally on basic video packages, and has over 16.1 million subscribers in 18 countries throughout Latin America. Cinelatino is presently distributed to only 29% of all pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Pasiones

        Pasiones, launched in August 2008, focuses on one of the most popular program genres among Hispanics, telenovelas. The network sets itself apart by showcasing telenovelas produced in Latin America, Turkey, India, South Korea and other countries (dubbed into Spanish), in contrast to competitor networks such as Univision Tlnovelas, which focus almost exclusively on Mexican telenovelas. This diverse programming strategy made Pasiones the #1-rated telenovela network in both primetime and total day in 2019. In owning both Pasiones and Cinelatino, we provide content in two of the most popular genres with Hispanics, telenovelas and movies.

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

        Pasiones is also distributed by many Latin American pay television distributors, generally on basic video packages, and has over 16.7 million subscribers in 18 countries throughout Latin America. Pasiones is presently distributed to only approximately 30% of total pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Centroamerica TV

        Centroamerica TV, launched in September 2004, is the leading network targeting the more than 6 million Central Americans living in the U.S. Central Americans are the third largest U.S. Hispanic population group, and represent the fastest growing segment of the U.S. Hispanic population, having grown 291% from 2000-2020. Centroamerica TV features news and entertainment programming from leading television broadcast networks in El Salvador, Honduras, Costa Rica, Guatemala, and Panama, as well as exclusive soccer programming from the top professional leagues in the region.

        Centroamerica TV has approximately 4 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers in the U.S. are expected to grow, driven by the long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Television Dominicana

        Television Dominicana, launched in November 2005, is the leading network targeting the more than 2.5 million Dominicans living in the U.S. Dominicans are the fourth largest U.S. Hispanic population group and have grown by 229% from 2000-2020. Television Dominicana airs news and entertainment programming from leading content producers in the Dominican Republic, as well as the Dominican Republic professional baseball league featuring current and former players from MLB.

        Television Dominicana currently has approximately 2.4 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. Hispanic pay-TV subscribers are expected to grow, driven by continued long-term growth in Hispanic television households and by increased penetration of pay-TV among Hispanics. We expect to capitalize on this strong growth. For more information, see "—Industry."

Snap Media

        On November 26, 2018, we acquired a 75% interest in Snap Media. Snap Media is a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. In connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.

Joint Ventures/Investments

        On November 3, 2016, we formed a joint venture with Lionsgate, pursuant to which we own a 25% interest in Pantaya, a Spanish-language OTT subscription video on-demand service featuring movies and series. The service launched in the U.S. on August 1, 2017. The investment is deemed a Variable Interest Entity ("VIE") that is accounted for under the equity method.

        On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. Canal 1 is one of only three national broadcast television networks in Colombia. The partnership began operating Canal 1 on May 1, 2017. Canal 1 is the #3-rated broadcast television network in Colombia. At December 31, 2019, we owned a 40% interest in the joint venture, which is deemed a VIE that is accounted for under the equity method.

        On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. The investment is accounted for under the equity method.

        On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC ("Snap JV") (we own 75% of Snap Media), a joint venture with MarVista, to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method.

        For more information on Pantaya, Canal 1, REMEZCLA and Snap JV, see Note 7, "Equity Method Investments" of Notes to Consolidated Financial Statements, included in this Annual Report.

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

        We also compete with both Spanish-language and English-language broadcast and cable television networks for distribution of our Networks and the fees paid by cable, satellite and telecommunication service providers. Our ability to retain and secure distribution agreements is necessary to maintain and grow affiliate fees, and to attain viewership which drives advertising sales. Our contractual agreements with Distributors are renewed or renegotiated from time to time in the ordinary course of business. The launch of new networks and consolidation within the cable and satellite distribution industry may adversely affect our ability to obtain and maintain distribution of our Networks.

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

        WAPA competes with broadcast television networks and cable television networks in Puerto Rico for audience viewership, advertising sales, and programming. WAPA's main competitors are broadcast television stations owned by Univision and Telemundo, which rely heavily on their U.S. parents for programming, consisting primarily of telenovelas produced in Mexico, the U.S. and Latin America. There are a few other local broadcasters, but they tend not to be competitive due to weak programming and/or poor signal quality. In addition, while all major English-language U.S. broadcast networks have local affiliates, they are, for the most part, low power stations with nominal ratings. Cable channels are generally not competitive, as they tend to be U.S.-based, English-language channels with little relevance to the Spanish-speaking Puerto Rican audience, and pay television is much less widely penetrated in Puerto Rico than the U.S. WAPA has effectively customized its programming for the viewing preferences of the Puerto Rican market with more local entertainment and news programming than its competitors, as well as blockbuster Hollywood movies and hit U.S. television series (dubbed into Spanish). As a result, since the start of Nielsen audience measurement, WAPA has been the ratings leader for the past ten years. WAPA Deportes competes for viewership, advertising sales and programming with other channels offering similar sports programming in Puerto Rico. Competitors include U.S.-based cable networks, such as ESPN, TNT, and TBS, and certain satellite distributors who have acquired sports media rights for their owned channels. WAPA.TV, WAPA's mobile-optimized website, directly competes with other local news, weather and entertainment sites for traffic and advertising sales. To some extent, WAPA.TV also competes with search engines and social networks, such as Google and Facebook, for digital advertising revenue.

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

INDUSTRY

U.S. Hispanic Market

        The U.S. Census Bureau estimated that nearly 60 million Hispanics resided in the United States in 2018, representing an increase of more than 24 million people between 2000 and 2018. Hispanics represent the largest minority group in the U.S. at over 18% of the total U.S. population and accounted for over half of the total U.S. population growth between 2000 and 2018. This trend is expected to continue as the U.S. Hispanic population is projected to grow to 75 million by 2030, an increase of 25% from 2018. As a result of this growth, the U.S. Hispanic market represents the largest Hispanic economy in the world. In addition, the Hispanic population on average is significantly younger than the overall population. For example, the median age of U.S. Hispanics is 29.5, which is 11 years younger than the median age for non-Hispanic whites.

        Claritas estimates that as of January 1, 2020, about 66% of the U.S. Hispanic population was of Mexican origin, followed by Puerto Rican, the second largest Hispanic national group, at approximately 10%. There are 6.0 million Puerto Ricans and an additional 5.8 million Hispanics from other Caribbean countries residing in the mainland U.S., and together, Puerto Ricans and other Caribbean Hispanics represent approximately 19% of the total U.S. Hispanic population. The Puerto Rican population in the U.S. grew 77% from 2000 to 2020, while the overall Caribbean Hispanic population grew 98% during the same time period, including the Dominican population which grew 229% from 2000 to 2020.

Caribbean Hispanics (WAPA America and Television Dominicana target audience)

Place of Origin	Population 2020	% of U.S. Hispanics

Puerto Rico	6,044,290	9.6%
Dominican Republic	2,515,642	4.0%
Cuba	1,882,319	3.0%
Colombia	1,085,092	1.7%
Venezuela	320,360	0.5%

Total Caribbean Hispanics	11,847,703	18.8%

Source: 2019 Claritas

        Central Americans are the third largest U.S. Hispanic regional population group in the U.S. (behind Mexicans and Caribbean Hispanics), and represent the fastest growing segment of the U.S. Hispanic population. There are over 6.1 million Central Americans residing in the U.S., an increase of 291% since 2000. Central Americans comprise approximately 10% of the U.S. Hispanic population in 2020, compared to approximately 4% in 2000.

Central American Hispanics (Centroamerica TV target audience)

Place of Origin	Population 2020	% of U.S. Hispanics

El Salvador	2,683,986	4.3%
Guatemala	1,663,351	2.6%
Honduras	753,329	1.2%
Nicaragua	445,799	0.7%
Panama	387,486	0.6%
Costa Rica	256,158	0.4%

Total Central American Hispanics	6,190,109	9.8%

Source: 2019 Claritas

Hispanic Television and Pay-TV Landscape

        Within the U.S. cable network industry, the U.S. Hispanic demographic is attractive for a number of reasons:

  •
  Growth in Hispanic TV households: U.S. Hispanic television households grew by 31% during the period from 2010 to 2020, from 12.9 million households to 16.9 million households, over six times the overall U.S. television household growth of only 5%. The continued long-term growth of Hispanic television households creates a significant opportunity to reach an attractive audience at a time when overall household growth in the U.S. is more modest.

  •
  Growth in Hispanic pay-TV subscribers: Hispanic pay-TV subscribers are expected to continue to grow, driven not only by the rapid growth in Hispanic television households, but also by the increased penetration of pay-TV among Hispanics. Hispanic pay-TV subscribers increased 2.3% from 2010 to 2020, growing from 10.8 million to 11.1 million subscribers. This 2.3% growth in Hispanic pay-TV subscribers is impressive compared to the 15% decline in overall U.S. pay-TV subscribers during the same period.

Television Viewing and Language Preferences

  •
  Hispanics Enjoy Movies: In 2018, while Hispanics made up 18% of the U.S. population, they comprised 24% of the country's frequent moviegoers (i.e., those who attend movies at least once per month). In fact, the President of the National Association of Theater Owners described Hispanics as "the most valuable component of moviegoers." In 2018, Hispanics saw 4.7 movies per year, higher than any other ethnicity group.

  •
  Hispanics Prefer Television in Spanish: Spanish remains the most used language in the home by U.S. Hispanic adults, and this powerfully influences television viewing habits. According to Nielsen, 59% of Hispanics aged 18 and over speak Spanish as much as or more than English in their homes. Spanish-dominant or bilingual (Spanish/English Equal) homes comprise about 64% of U.S. Hispanic households, and these homes exhibit a strong preference to watch television in their native language. In 2019, Spanish-dominant adults in key marketing demographics viewed 77% of television in Spanish and bilingual adults viewed about 48% of television in Spanish.

Hispanic Advertising Market

        Persons living in Hispanic television households represent 18% of the total U.S. television household population and 11% of the total U.S. buying power, but the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption.

        Similar to the under-indexing of U.S. general market cable advertising relative to viewing share in the 1980's and 1990's, U.S. Hispanic cable advertising today significantly under-indexes relative to its share of the Spanish-language television audience. In 2018, the latest year in which U.S. Hispanic television advertising data is available, U.S. Hispanic cable networks garnered only 5% of total U.S. Hispanic national television advertising, while accounting for a 17% share of total Spanish-language television viewing in 2019. Viewing of Spanish-language cable networks as a percentage of total Spanish-language television viewing has grown dramatically from 11% in 2008 to 17% in 2019.

Latin American Market (excluding Brazil)

        Latin America remains an attractive region due to its large population, shared language, strong economic growth and growing discretionary spending. Pay-TV subscribers in Latin America grew by 17% from 2014 to 2019, and are projected to grow an additional 6.6 million from 54.8 million in 2019 to 61.5 million by 2023 representing projected growth of 12%. Pay-TV penetration of television households has expanded from 46% in 2014 to 49% in 2019 and is projected to reach 51% by 2023. This growth is expected to be driven by a sizeable and growing population, as well as a strong macroeconomic backdrop and rising disposable income across geographies. In addition, investments in network infrastructure have improved service and performance, leading to increased penetration for pay-TV operators.

        Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and appealing market for broadcast television. Colombia had a population of 51 million as of December 31, 2019, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 53% share of overall viewing. These factors result in an annual market for free-to-air television advertising of approximately $287 million and the third largest Latin American television advertising market overall (excluding Brazil).

Puerto Rico Overview

        The Commonwealth of Puerto Rico is a U.S. territory and has a U.S. dollar-based economy, U.S. rule of law and strong governmental ties to the United States. The broadcast television industry in Puerto Rico is regulated by the FCC, and the banking system is regulated under the U.S. system (Federal Deposit Insurance Corporation). As of July 2019, Puerto Rico had a population of approximately 3.2 million, with an additional 6.0 million Puerto Ricans living in the mainland U.S. All Puerto Ricans are U.S. citizens.

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

        On January 7, 2020, a 6.4 magnitude earthquake impacted the southwestern part of Puerto Rico. Since then, Puerto Rico has continued to be affected by over 3,000 aftershocks. Further, a power plant located close to the epicenter, which generates a significant portion of Puerto Rico's power, was disabled and continues to be offline. Power was restored to most of the island within a week of the initial impact with the help of other power plants.

        Puerto Rico continues in its efforts to rebuild its infrastructure and to otherwise recover from the impact of Hurricane Maria in 2017, aided in part by Federal Emergency Management Agency ("FEMA") and other federal agencies. On February 29, 2020, the Governor of Puerto Rico submitted a revised fiscal plan to the Financial Oversight and Management Board of Puerto Rico ("FOMB"). According to the submitted fiscal plan, Puerto Rico's GNP grew 2.4% in the Puerto Rico government's Fiscal Year 2019, which ended June 30, 2019, and is predicted to grow 0.4% for Fiscal Year 2020 and to decline 1.5% for Fiscal Year 2021. This more conservative estimate assumes a slower roll-out of federal funds to the island. The revised fiscal plan estimate has not yet been approved by the FOMB. Congress has approved almost $44 billion for recovery from Hurricane Maria between FEMA and Department of Housing and Urban Development ("HUD"). About $8 billion of that money was used for emergency recovery during the immediate aftermath of Hurricane Maria. Of the remaining $36 billion, it is expected that $16 billion will be used for recovery through FEMA and the rest of the funds would come from HUD. Only a small percentage of this remaining aid has been disbursed into the projects they were intended to fund and remain on hold pending approvals of the use of funds. The extent and duration of such aid is inherently uncertain.

        Notwithstanding challenges, employment statistics have been improving on the island. Total non-farm payroll employment increased by 1.27% in 2019 when compared to the yearly average for 2018. The average unemployment rate for fiscal year 2019 stood at 8.23% which is 93 basis points lower than the average for fiscal year 2018. This is the lowest annual unemployment rate the island has seen in the last 30 years.

        Energy costs in Puerto Rico continue to remain high. The average energy cost in December of 2019 across all classes was 24.1 ¢/kWh, an increase of 1.1 ¢/kWh compared to December of 2018. The average cost of energy has risen by nearly 4 ¢/kWh since 2016, an increase of 19.6%.

        Additional financial metrics are showing positive signs. New car sales totaled 106,000 in 2019, the second consecutive year with more than 100,000 in new car units sold. Moreover, following the post-Hurricane Maria recovery, Puerto Rico's population has stabilized at 3.2 million, a modest increase over 2018 and Nielsen television households increased slightly over the same period.

        PROMESA continues to be an important step towards reducing the level of uncertainty in Puerto Rico and provides a groundwork for an orderly debt restructuring process, however, ultimate outcomes of actions to address the challenging Puerto Rico economic environment are uncertain at this time. On February 4, 2019, the District Court entered an order approving the confirmation of the Plan of Adjustment for Puerto Rico Sales Tax Financing Corporation ("COFINA"), including the settlement agreement between the Commonwealth and COFINA. The effective date of the Plan was February 12, 2019. On February 9, 2020, the Oversight Board proposed a Plan Support Agreement ("PSA") for Puerto Rico's General Obligation bond liability, reducing that $35 billion debt to less than $11 billion. The PSA requires judicial confirmation which is expected to occur later in 2020. There can be no assurance that any past or new actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will achieve their intended effect.

Puerto Rico Broadcast Television Market

        Puerto Rico has 1.3 million television households, comparable to that of a top 25 U.S. television market. Puerto Rico is the third largest U.S. Hispanic market behind Los Angeles and New York.

        Puerto Rican television broadcasters capture the dominant share of viewership, which is unique relative to the U.S. The three primary broadcasters in Puerto Rico—WAPA, Univision and Telemundo—collectively garner approximately 74% of all television household viewership in primetime, distinguishing Puerto Rico from the U.S. television market, where the four major national broadcast networks (ABC, CBS, NBC and Fox) garner a collective primetime audience share of 20%. In fact, WAPA's primetime household rating in 2019 was five times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW.

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

FCC Licenses and Renewal

        The Communications Act permits the operation of a broadcast station only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the full term of eight years). Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC's rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station's license, either with conditions or without, or it may designate the renewal application for hearing. In 2013, the FCC renewed our television licenses for full eight year terms expiring in February 1, 2021. We must file renewal applications for our television stations by October 1, 2020.

Media Ownership Restrictions and FCC Proceedings

        The FCC's broadcast ownership rules affect the number, type and location of broadcast and newspaper properties that we are allowed to hold or acquire. The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. The rules limit the common ownership, directly or by way of attribution, operation or control of television stations serving the same area. The rules also limit the aggregate national audience reach of television stations under common ownership, directly or by way of attribution. In 2017, the FCC relaxed certain ownership rules. In September 2019, the Court of Appeals for the Third Circuit vacated the FCC's 2017 decision. As a result of the Third Circuit's decision, certain changes to the local television ownership rule, which had permitted the common ownership of two television stations in all markets as long as the commonly owned stations were not both among the top-four stations, based on audience share, were eliminated, and the newspaper-broadcast cross ownership and radio-television cross ownership rules were reinstated. In February 2020, the Solicitor General, on behalf of the FCC and the United States, filed a request for a 30-day extension within which to file a Petition for writ of certiorari requesting the Supreme Court to review the Third Circuit's decision. The FCC's rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits. In general, officers, directors and stockholders holding 5% or more of the voting interests in Hemisphere are deemed to have attributable interests. The FCC's ownership limits therefore apply to our principals and certain investors in our Company. Because we are controlled by a single stockholder holding a majority of the voting power of our capital stock, the FCC's current rules do not treat other five percent or greater voting stockholders as attributable, and those ownership interests are not required to be reported to the FCC.

        In December 2017, the FCC opened a notice of proposed rulemaking to review the national television audience reach cap and the 50% discount that is given to UHF stations in determining compliance with the national audience cap. That proposed rulemaking remains pending as of the date of this Annual Report.

Local Television Ownership Rule

        Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as at least one of the stations is not one of the top four rated stations (based on audience share) in the television market and at least eight independent owners of television stations would remain in the market following a combination. The rule also permits the ownership, operation or control of two television stations in a market as long as the stations' Noise Limited Service contours do not overlap. Broadcast stations designated by the FCC as "satellite" stations are exempt from the local television ownership rule. WNJX TV and WTIN TV have been designated by the FCC as "satellite" stations of WAPA TV, a division of WAPA. The FCC may also waive its local television ownership rule to permit ownership, operation or control of two television stations in a market that would not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a "failed" station, or is "failing" (i.e., stations with negative cash flow and less than a four share all day audience rating). Under the local television ownership rule, the licensee of a television station that provides more than 15% of another in market station's weekly programming or advertising will be deemed to have an attributable interest in the other station. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its statutorily mandated quadrennial review of multiple ownership rules, including the local television ownership rule, to determine whether the rules remain necessary in the public interest. The rulemaking remains pending.

Radio Television Cross Ownership Rule

        The radio television cross ownership rule generally allows common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, one television station and up to seven radio stations, in any market where at least 20 independent voices would remain after the combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and one television and one radio station notwithstanding the number of independent voices in the market. A "voice" generally includes independently owned, same market commercial and noncommercial broadcast television and radio stations, newspapers of certain minimum circulation, and one cable system per market.

Newspaper Broadcast Cross Ownership Rule.

        Under the currently effective newspaper broadcast cross ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English-language newspaper and either a television or radio station in the same market.

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

Foreign Ownership Restrictions

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

        On January 18, 2017, the FCC granted our request to allow non-U.S. investors to own up to 49.99% of our capital stock and hold 49.99% of our voting power. Subsequently, on September 18, 2018, the FCC granted approval of additional specific non-U.S. equity and/or voting ownership interests in excess of 5%. On November 19, 2019, the FCC approved up to 100% aggregate non-U.S. ownership of our equity and voting interests and approved the ownership by any one of a list of certain non-U.S. investors of up to 49.99% of our capital stock and/or voting power. However, we remain subject to the requirement to obtain specific approval from the FCC before any alien acquires more than 5% of our capital stock or more than 5% voting rights, other than certain non-U.S. investors that the FCC has previously approved in the series of declaratory rulings identified above. We are also required to notify the FCC and take remedial actions if necessary, if we determine that an unapproved alien has acquired more than 5% of our capital stock or voting rights, and we may be subject to FCC enforcement action, including monetary forfeitures, if such a circumstance occurs.

        To the extent necessary to comply with the Communications Act, FCC rules and policies, and the declaratory rulings, our board of directors may (i) prohibit the ownership, voting or transfer of any portion of our outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause us to violate or would otherwise result in violation of any provision of the Communications Act, FCC rules and policies, or the FCC's declaratory ruling; (ii) convert shares of our Class B common stock into shares of our Class A common stock to the extent necessary to bring us into compliance with the Communications Act, FCC rules and policies, or the FCC's declaratory rulings; and (iii) redeem capital stock to the extent necessary to bring us into compliance with the

Communications Act, FCC rules and policies, or the FCC's declaratory rulings or to prevent the loss or impairment of any of our FCC licenses.

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

        In 2014, the FCC adopted rules prohibiting a television broadcast station that is ranked among the top four stations to negotiate retransmission consent jointly with another station, if the stations are not commonly owned and serve the same geographic market. Congress tightened this restriction to prohibit joint negotiation with any television station in the same market unless the stations are under common de jure control as part of the STELA Reauthorization Act of 2014. The Further Consolidated Appropriations Act, 2020 enacted in December 2019 made permanent the statutory requirement that broadcasters and MVPDs negotiate retransmission agreements in good faith, which had been scheduled to expire at the end of 2019. In December 2014, the FCC issued a NPRM requesting comment on whether the definition of MVPD should be expanded to include providers that make multiple linear streams of video programming available for purchase, regardless of the technology used to distribute the programming (e.g. entities providing video programming to subscribers through internet connections). The FCC also has pending rulemaking proceedings to review certain aspects of the retransmission consent negotiation rules, including one of the standards used to evaluate whether broadcast stations and MVPDs are negotiating for retransmission consent in good faith, referred to as the "totality of the circumstances test." We cannot predict what impact, if any, they will have on our negotiations with video programming distributors.

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

        The FCC adopted rules concerning the incentive auction and the repacking of the television band and conducted the auction. The incentive auction concluded in the first half of 2017. The FCC is now in the process of "repacking" the remaining television broadcast spectrum, which requires that certain television stations that did not relinquish spectrum in the auction modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC will reimburse stations for reasonable relocation costs. The original reimbursement limit across all stations was $1.75 billion. In March 2018, Congress authorized an additional $1 billion to be used for reimbursements related to repacking. When repacking, the FCC will make reasonable efforts to preserve a station's coverage area and population served. Stations WNJX TV and WTIN TV have been reassigned new channels as a result of the incentive auction. WNJX TV and WTIN TV transitioned to their new channels on August 1, 2018 and are currently operating with temporary facilities while construction of their permanent facilities is completed.

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

Recordkeeping

        The FCC rules require broadcast television stations to maintain various records regarding operations, including equipment performance records and a log of the station's operating parameters. Television stations must also maintain a public inspection file, which is hosted on an FCC maintained website and is therefore widely accessible by members of the public and the FCC. The FCC has recently increased enforcement of requirements regarding online public inspection files.

Programming and Operations

        Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business or operations of broadcast stations, including WAPA, and cable networks, including our U.S. Networks.

        Obscenity, Indecency and Profanity.    Federal statutes prohibit the broadcast or transmission of obscene material at any time by broadcast television stations and on cable networks, including our U.S. Networks. The FCC's rules also prohibit television stations, including the WAPA station, from broadcasting indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. In recent years, the FCC has intensified its enforcement activities with respect to programming it considers indecent and has issued numerous fines to licensees found to have violated the indecency rules.

        In 2019, the FCC implemented increased forfeiture amounts for indecency violations that were enacted by Congress. The maximum permitted fine for an indecency violation is $414,454 per incident and $3,825,726 for any continuing violation arising from a single act or failure to act.

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

        Children's Programming.    Federal statutes and FCC rules require broadcast television stations, including the WAPA station, to broadcast three hours per week of educational and informational programming ("E/I programming") designed for children 16 years of age and younger. In July 2019, the FCC adopted revisions to the children's television programming rules, including the elimination of the requirement to air children's programming on multicast programming streams, the expansion of the time period during which such programming can air, and requiring reporting to the FCC of such programming on an annual rather than a quarterly basis.

        Federal statutes and FCC rules also limit the amount and content of commercial matter that may be included in programming primarily produced and carried for children 12 years and younger by broadcast television stations and cable networks, including our U.S. Networks. The FCC's rules also limit the display, during children's programming on broadcast stations and cable networks, of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products.

        Commercial Loudness.    The 2010 Commercial Advertisement Loudness Mitigation Act ("CALM Act") and the FCC rules implementing the CALM Act, require television stations, cable television operators, satellite television providers, and other pay television providers to limit the average volume of commercials, including promotional announcements, to the same average volume as the programming it accompanies. The FCC rules do not specifically require video programming providers, such as our U.S. Networks, to comply with the rules regarding the loudness of commercials. However, video programming distributors may request or require by contract that programming providers certify compliance with those rules for commercials embedded in programming.

        Closed Captioning.    FCC rules require the majority of programming broadcast by television stations and carried on cable networks to contain closed captions. In January 2012, the FCC adopted rules to require that television programming broadcast by television stations or transmitted by cable, including on our U.S. Networks, with captioning include captioning if subsequently made available online, for example, by streaming on WAPA.TV. Clips of programming carried on television are required to be captioned if subsequently distributed over the internet. Additionally, beginning in March 2015, new FCC rules became effective that require programming captions to adhere to more stringent quality standards. In 2016, rules became effective requiring certain clips of programming made available online to be captioned if the underlying programming aired on television with captions.

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

        You may read and copy any materials we file with the Commission at the Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our Corporate Governance Guidelines, Audit Committee Charter and Code of Business Conduct and Ethics, are available at our website at www.hemispheretv.com under "Investor Relations—Corporate Governance." Copies will also be provided to any Hemisphere stockholder upon written request to Investor Relations, Hemisphere Media Group, Inc. at 4000 Ponce de Leon Blvd., Suite 650, Coral Gables, FL, 33146, or via electronic mail at ir@hemispheretv.com, or by contacting Investor Relations by telephone at (212) 704-8166.

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

        Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including our Networks. Some of our largest Distributors are combining and have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our Networks also have a small number of dominant Distributors. The success of each of our Networks is dependent, in part, on our ability to enter into new carriage agreements and maintain or renew existing agreements or arrangements with Distributors. Although our Networks currently have arrangements or agreements with, and are being carried by, many of the largest Distributors, having such a relationship or agreement with a Distributor does not always ensure that the Distributors will continue to carry our Networks. Additionally, under our Cable Networks' current contracts and arrangements, we typically offer Distributors the right to transmit the programming services comprising our Cable Networks to their subscribers, but not all such contracts or arrangements require that the programming services comprising our Cable Networks be offered to all subscribers of, or any specific tiers of, or to a specific minimum number of subscribers of a Distributor. Also, WAPA is dependent on its retransmission consent agreements that provide for per subscriber fees with annual rate escalators. No assurances can be provided that WAPA will be able to renegotiate all such agreements on favorable terms, on a timely basis, or at all. A failure to secure a renewal of our Networks' agreements, or a renewal on less favorable terms may result in a reduction in our Business's affiliate fees and advertising revenues, and may have a material adverse effect on our results of operations and financial position.

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

  •
  other factors beyond our control.

        Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. For example, as a result of the impact of Hurricanes Irma and Maria, Nielsen suspended reporting of ratings data in Puerto Rico in September 2017 through May 1, 2018. Any decline in audience ratings could cause revenue to decline, adversely impacting our Business and our operating results. Our advertising revenue and results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher operating income in the fourth quarter than in the first, second, and third quarters of each year. This seasonality is primarily attributable to advertisers' increased expenditures in anticipation of the holiday season spending. In addition, we typically experience an increase in revenue every four years as a result of advertising sales in respect of local government elections in Puerto Rico. The next political election year will be 2020. As a result of the seasonality and cyclicality of our revenue, and the historically significant increase in our revenue during election years, investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

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

        The growth of our Networks' subscriber base depends upon many factors, such as overall growth in cable, satellite and telco subscribers, the popularity of our Networks' programming, our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, maintenance of existing distribution, and the success of our marketing efforts in driving consumer demand for their content, as well as other factors that are beyond our control, including temporary and permanent migration shifts in Puerto Rico, particularly following Hurricane Maria and recent earthquakes.

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

        In particular, negotiations for new carriage agreements, or amendments to, or renewals of, current carriage agreements, are lengthy and complex, and our Networks are not able to predict with any accuracy when such increases in our subscriber bases may occur, if at all, or if we can maintain or increase our current affiliate fees, as applicable. If our Networks are unable to grow our subscriber bases or if we reduce our affiliate fees, as applicable, our revenues may not increase and could decrease.

Demand for our programming and our Business, financial condition and results of operations are affected by changes that impact Hispanic living in the United States.

        We believe one of our growth drivers will result from projected increases in the U.S. Hispanic population and projected increases in their buying power. Factors that impact the U.S. Hispanic population, including a slowdown in immigration into the U.S. in the future, the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America could affect the growth of the U.S. Hispanic population and, as a result, the demand for our programming. Immigration reform has been a continued area of focus for the current

U.S. presidential administration. In 2017, a series of executive orders temporarily banning travel to the U.S. from several countries in the Middle East and Africa were signed into order. Additionally in 2017, the Department of Homeland Security issued several guidance memos that expand the federal government's ability to empower state and local law enforcement agencies to perform the functions of immigration officers and provide federal immigration agents wide latitude to arrest, detain and deport undocumented immigrants and legal immigrants with criminal records, which may disproportionally affect immigrants from Latin America. In 2018 and 2019, immigration reform continued to attract significant attention in the public arena and the U.S. Congress, including as a result of the administration's "zero tolerance" family separation policy along the U.S. border with Mexico. Although the details and timing of potential changes to immigration law are difficult to predict, restrictions on travel and eligibility for U.S. visa programs may lead to a slowdown of projected immigration levels in the U.S. Hispanic population. Furthermore, U.S. Hispanics might choose not to participate in the census, which would result in the U.S. Hispanic population to be underreported. If the U.S. Hispanic population grows more slowly than anticipated, the projected buying power of the U.S. Hispanic population may not grow as anticipated. In addition, economic conditions, such as unemployment, that disproportionately impact the U.S. Hispanic population could slow the growth of, or reduce, the projected buying power of U.S. Hispanics. If the U.S. Hispanic population or its buying power grows more slowly than anticipated, it could have a material adverse effect on our business, financial condition and results of operations.

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

        Additionally, our Cable Networks compete with other television channels to be included in the offerings of each video service provider and for placement in the packaged offerings having the most subscribers. For example, our Cable Networks' ability to secure distribution is dependent upon the production, acquisition and packaging of programming, audience viewership, and the prices charged for carriage. Our Cable Networks' contractual agreements with Distributors are renewed or renegotiated from time to time in the ordinary course of business. With respect to WAPA, OTT and cable network programming, combined with increased access to cable and satellite TV, has become a significant competitor for broadcast television programming viewers.

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

        Certain digital video recording technologies offered by cable and satellite systems allow viewers to digitally record, store and play back television programming at a later time and may impact our advertising revenue. Most of these technologies permit viewers to fast forward through advertisements; or, in certain cases, skip them entirely. The use of these technologies may decrease viewership of commercials as recorded by media measurement services such as Nielsen and, as a result, lower the advertising revenues of our television stations. The current ratings provided by Nielsen for use by linear content providers are limited to live viewing plus viewing of a digitally recorded program in the same week as the original air date and give broadcasters no credit for delayed viewing that occurs after the same week as the original air date. The effects of new ratings system technologies including people meters and set-top boxes, and the ability of such technologies to be a reliable standard that can be used by advertisers is currently unknown.

We face cybersecurity and similar risks, which could result in the disclosure of confidential information, disruption of our programming services, damage to our brands and reputation, legal exposure and financial losses.

        Our information technology systems, including our online, mobile and app offering, as well as our internal systems, are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. We depend on our information technology systems for the effectiveness of our operations and to interface with our Networks' customers, as well as to maintain financial records and accuracy. Any theft or misuse of confidential, personally identifiable or proprietary information could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our business, profitability and financial condition. Interruptions in our operations and services or disruptions to the functionality provided by our Networks could adversely impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of the events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations.

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

        WAPA's corporate office and production facilities are located in Puerto Rico, where major hurricanes have occurred, as well as other extreme weather conditions, such as earthquakes, tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves. Additionally, our corporate office and certain of our operations provided by our service providers are located in Miami, Florida, where similar weather conditions have occurred, including major hurricanes. Depending on where any particular hurricane, earthquake or other weather event makes landfall, our properties or those of our service providers could experience significant damage. Such event could have an adverse effect on our ability to broadcast our programming or produce new shows, which could have an adverse effect on our Business and results of operations. Additionally, many of WAPA's regular viewers may be left without power and unable to view our programming which could have an adverse effect on our Business and results of operations.

        In recent years, Puerto Rico has been affected by natural disasters, including earthquakes in early 2020 and Hurricanes Irma and Maria in 2017. As a result, business may be reluctant to establish or expand their operations in Puerto Rico and/or reduce spending on advertising. Such extreme weather conditions can also have impacts on our operations and properties. For example, Hurricanes Irma and Maria caused substantial damage to property and infrastructure in Puerto Rico, including limited damage to our studios and offices and to two of our three transmission towers and significant damage beyond repair to the third of our transmission towers. While WAPA-TV is not currently operating from its FCC-licensed facilities, we have modified the WAPA-TV facilities to broadcast over-the-air, and have received authorization from the FCC to construct modified facilities for WAPA-TV at a new transmitter site. WAPA-TV is operating from the new site with interim facilities until construction of the permanent facilities is completed. The hurricanes destroyed residential and commercial buildings, agriculture, communications networks and most of Puerto Rico's electric grid. There can be no assurances in the future that we have adequate insurance coverage to mitigate future losses from such extreme weather conditions. Following the hurricanes, there was a steep drop off in advertising revenue in Puerto Rico. There was also significant impact on affiliate fees in Puerto Rico for the year ended December 31, 2017 and continued impact to the advertising market in 2018. Finally, as a result of the hurricanes and earthquakes, a significant number of citizens have left, or may leave, Puerto Rico, and there can be no assurance about when they will return, if at all. As a result, the disruption from the storms and earthquakes, coupled with the uncertainty regarding the timing of the recovery and possible declines in television households, could have a material adverse effect on our results of operations and financial position.

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

        Additionally, Puerto Rico's track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges. Although some of the impact of the hurricanes, including its short-term impact on economic activity, may be offset by recovery and reconstruction activity and the influx of Federal emergency funds and private insurance proceeds, it is too early to know the total amount of Federal and private insurance money to be received and whether such transfers will significantly offset the negative economic, fiscal and demographic impact of the hurricanes. On February 29, 2020, the Governor of Puerto Rico submitted a revised fiscal plan to the Financial Oversight and Management Board of Puerto Rico ("FOMB"). According to the submitted fiscal plan, Puerto Rico's GNP grew 2.4% in the Puerto Rico government's Fiscal Year 2019, which ended June 30, 2019, and is predicted to grow 0.4% for Fiscal Year 2020 and to decline 1.5% for Fiscal Year 2021. This more conservative estimate assumes a slower roll-out of federal funds to the island. The revised fiscal plan estimate has not yet been approved by the FOMB. Congress has approved almost $44 billion for recovery from Hurricane Maria between FEMA and HUD. About $8 billion of that money was used for emergency recovery during the immediate aftermath of Hurricane Maria. Of the remaining $36 billion, it is expected that $16 billion will be used for recovery through FEMA and the rest of the funds would come from HUD. Only a small percentage of this remaining aid has been disbursed into the projects they were intended to fund and remain on hold pending approvals of the use of funds. The extent and duration of such aid is inherently uncertain. Furthermore, there can be no assurance that any past or new actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will achieve their intended effect.

        Hurricane Maria also accelerated the outmigration trends that Puerto Rico was experiencing, with increased numbers of residents moving to the mainland United States, either on a temporary or permanent basis and recent earthquakes may trigger further outflows in 2020.

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

  •
  the transition away from the London Inter-bank Offered Rate ("LIBOR");

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

        A majority of our employees in Puerto Rico are highly specialized union members who are essential to the production of television programs and news. These employees are covered by our CBAs. Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for three employees covered by the other CBA which expired on June 27, 2019 and we continue to operate under the terms of the CBA. Following the expiration of the term, the Company and UPAGRA continue to engage in active and good faith negotiations. While we believe that we will maintain good working relations with our employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of the expired CBA in a manner acceptable to either party. A strike by, or a lockout of, UPAGRA, which provides personnel essential to the production of television programs, could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in the programming schedule of certain of our Networks, which could have a material adverse effect on our Business, financial condition and results of operations.

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

        Pursuant to the last available notice (for the Plan year ended December 31, 2018), WAPA's contributions to the Plan exceeded 5% of total contributions made to the Plan. For more information, see Note 16, "Retirement Plans" of Notes to Consolidated Financial Statements, included in this Annual Report.

A large portion of our revenue is generated from a limited number of customers, and the loss of these customers could adversely affect our Business.

        Our Networks depend upon agreements with a limited number of Distributors. For the year ended December 31, 2019, one of our Distributors accounted for more than 10% of our total net revenues. The loss of channel carriage with any significant Distributor, or our inability to renew an affiliation agreement with any significant Distributor on acceptable terms, would have a materially adverse effect on our Business, financial condition and results of operations.

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

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under our long-term debt are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness could increase even though the amount borrowed remained the same, and our net income could decrease. In order to manage our exposure to interest rate risk, we have entered into and may in the future enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely affect our cash flow and may impact our ability to make required principal and interest payments on our indebtedness.

Our LIBOR-based Second Amended Term Loan Facility, financing agreements and interest rate swaps may need to be renegotiated if LIBOR ceases to exist, which may affect our interest expense.

        Our Second Amended Term Loan Facility and interest rate swaps bears interest at a variable rate based on LIBOR. In July 2017, the United Kingdom's Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities. If LIBOR ceases to exist, we may need to renegotiate our LIBOR-based loans and interest rate swaps extending beyond 2021. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates, such as SOFR, under our Second Amended Term Loan Facility and interest rate swaps, we may incur transaction expenses, significant increases in our debt service obligations and interest expense, which could have an adverse effect on our results of operations.

Risk Factors Related to Governmental Regulation

We are subject to restrictions on foreign (non-U.S.) ownership.

        Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations.

        Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation that is directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any entity exceeding the 25% non-U.S. equity or voting thresholds.

        On January 18, 2017, the FCC granted our request to allow non-U.S. investors to own up to 49.99% of our capital stock and hold 49.99% of our voting power. Subsequently, on September 18, 2018, the FCC granted approval of additional specific non-U.S. equity and/or voting ownership interests in excess of 5%. On November 19, 2019, the FCC approved up to 100% aggregate non-U.S. ownership of our equity and voting interests and approved the ownership by any one of a list of certain non-U.S. persons of up to 49.99 percent of our capital stock and/or voting power. However, we remain subject to the requirement to obtain specific approval from the FCC before any non-U.S. person acquires more than 5% of our capital stock or more than 5% voting rights, other than certain non-U.S. investors that the FCC has previously approved in the series of declaratory rulings identified above. We are also required to notify the FCC and take remedial actions if necessary, if we determine that any unapproved non-U.S. person has acquired more than 5% of our capital stock or voting rights, and we may be subject to FCC enforcement action, including monetary forfeitures, if such a circumstance occurs.

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

        WAPA depends upon maintaining its broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Applications to renew the broadcast licenses of all television stations licensed to communities in Puerto Rico, including those associated with WAPA-TV, were renewed in 2013 and will expire on February 1, 2021. We will be required to file renewal applications for each of our Puerto Rico television stations by October 1, 2020. Interested parties may challenge a renewal application. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC's rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules, which, taken together, indicate a pattern of abuse. The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term. Historically, our FCC licenses have been renewed; however, it cannot be assured that our license renewal applications for WAPA in the future will be approved, or that the renewals, if granted, will not include conditions or qualifications that could adversely affect our operations. If WAPA's licenses are not renewed in the future, or are renewed with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating WAPA and generating revenue from it.

        Furthermore, WAPA's ability to successfully negotiate and renegotiate future retransmission consent agreements may be hindered by potential legislative or regulatory changes to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. In accordance with the STELA Reauthorization Viewer Act of 2014, in 2015, the FCC eliminated the rules which had precluded cable operators from deleting or repositioning local television stations during "sweeps" rating periods. The FCC also has pending rulemaking proceedings to review certain aspects of the retransmission consent negotiation rules, including the totality of the circumstances test which is used determine whether television stations and MVPDs are negotiating retransmission consent agreements in good faith. The Further Consolidated Appropriations Act, 2020 enacted in December 2019 made permanent the statutory requirement that broadcasters and MVPDs negotiate retransmission consent agreements in good faith, which had been scheduled to expire at the end of 2019.

Our Networks are subject to FCC sanctions or penalties if they violate the FCC's rules or regulations.

        If we or any of our officers, directors, or attributable interest holders materially violate the FCC's rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements and children's programming requirements, which impact broadcasters, and also rules that relate to the emergency alert system and closed captioning, and equal employment opportunity outreach and recordkeeping requirements, which impact broadcasters and MVPDs. The FCC has also recently increased enforcement of requirements regarding online public inspection files, which are now maintained on an FCC website and are therefore widely accessible by members of the public and the FCC. In 2019, the statutory maximum fine for broadcasting indecent material increased from $407,270 to $414,454 per incident and the maximum forfeiture for any continuing violation arising from a single act or failure to act increased to $3,825,726. In 2014, the FCC issued fines against three cable network owners, with the fines ranging from $280,000 to $1,120,000, for violating FCC rules relating to the emergency alert system. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our Business facilities or FCC fines. Additionally, the effect of recent judicial decisions regarding the FCC's indecency enforcement practices remain unclear and we are unable to predict the impact of these decisions on the FCC's enforcement practices, which could have a material adverse effect on our Business.

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

        The following are examples of the types of currently active legislative, regulatory and judicial inquiries and proceedings that may impact our Cable Networks. The FCC may adopt rules which would require cable and satellite providers to make available programming channels on an a la carte basis. A major component of our financial growth strategy is based on our ability to increase our Cable Networks' subscriber base. If our Cable Networks' programming services are required by the FCC to be offered on an "a la carte" basis, our Cable Networks could experience higher costs, reduced distribution of our program service, perhaps significantly, and loss of viewers. There can be no assurance that we will be able to maintain or increase our Cable Networks' subscriber base on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain or increase our Cable Networks' current subscriber fee rates.

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

        As a result of the FCC spectrum auction which was concluded in January 2017, the FCC is engaged in a "repack" of television stations that did not relinquish spectrum in the auction in remaining television broadcast spectrum, which requires certain television stations that did not relinquish spectrum to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs. The original reimbursement limit across all stations was $1.75 billion. In March 2018 Congress authorized an additional $1 billion to be used for reimbursements related to repacking and directed that a portion of the additional funds be used to reimburse low power television stations, television translator stations and FM stations that are required to modify their facilities on a temporary or permanent basis to accommodate changes made by television stations being repacked as well as for consumer education efforts. The FCC, when repacking the television broadcast spectrum, will use reasonable efforts to preserve a station's coverage area and population served. The FCC has assigned new channels to stations that are required to be "repacked" and stations are in the process of moving to their new channels. We did not relinquish any of our spectrum in the auction. Two of our licenses, WNJX-TV and WTIN-TV, were reassigned new channels as a result of the incentive auction, have transitioned to new channels using interim facilities and we are in the process of completing the construction of permanent facilities for WNJX-TV and WTIN-TV on their post-auction channels.

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

        If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock could decline. The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about our Business, our market, or our competitors. As of December 31, 2019, only two industry analysts published research on our Business. If any of the analysts who may cover our Business change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who may cover our Business were to cease coverage of Hemisphere or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

        The average daily trading volume in our Class A common stock during the year ended December 31, 2019 was approximately 29,202 shares. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock or the prices at which holders may be able to sell our Class A common stock and the limited market liquidity for our securities could affect a holder's ability to sell at a price satisfactory to that holder.

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

        We are a holding company with no business operations of our own. Our only significant asset is the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us.

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

General Risk Factors

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

        The risks associated with our advertising revenue become more acute in periods of a slowing economy or recession, including, as a result of public health crises, such as the recent outbreak of the novel coronavirus, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike, a general economic downturn, an economic downturn in one or more industries or in one or more geographic areas, or a failure to agree on contractual terms.

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

        For example, the newly-enacted Tax Cuts and Jobs Act of 2017 and the Bipartisan Budget Act of 2018 could adversely impact our results of operations. The determination of our worldwide provision for income taxes and current and deferred tax balances requires judgment and estimation. Our provision for income taxes could also be materially adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets, or by changes in worldwide tax laws, regulations, or accounting principles.

        Additionally, the California Consumer Privacy Act (CCPA), which took effect in January 2020, establishes certain transparency rules and creates new data privacy rights for consumers, including more ability to control how their data is shared with third parties. Furthermore, some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and other states are beginning to pass similar laws. Compliance with such regulations is costly and time-consuming, and we may encounter difficulties, delays or significant expenses in connection with such compliance, and we may be exposed to significant penalties, liabilities, reputational harm and loss of business in the event that we fail to comply. While it is not possible to predict when or whether fundamental policy or interpretive changes would occur, these or other changes could fundamentally change the dynamics of the industries in which we operate or the costs associated with our operations. Changes in public policy or enforcement priorities could materially affect our profitability, our ability to retain or grow business, or in the event of extreme circumstances, our financial condition. There can be no assurance that legislative or regulatory change or interpretive differences will not have a material adverse effect on our Business.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We lease our headquarters at 4000 Ponce de Leon Blvd., Coral Gables, FL 33146. In 2016, we relocated our headquarters to a larger facility in Coral Gables. If necessary, we may, from time to time, lease additional facilities for our activities. The remaining term on our current lease, as of December 31, 2019, is 46 months.

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

        The following table sets forth our principal places of business at December 31, 2019:

Location	Description	Area (Square Feet)
Coral Gables, FL	Headquarters	10,328
San, Juan, Puerto Rico	Administrative Offices, TV Production	66,500

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our Class A common stock is listed and traded on NASDAQ under the symbol "HMTV." There is no publicly traded market for our Class B common stock. At March 6, 2020, there were 20,184,412 shares of Class A common stock outstanding, and the closing sale price of our ordinary shares was $11.52. Also as of that date, we had approximately 31 and 4 ordinary shareholders of record of our Class A common stock and Class B common stock, respectively. This number does not include the stockholders for whom shares are held in a "nominee" or "street" name. We have not declared any dividends and we have no present intention to pay dividends on our Class A common stock or Class B common stock. Our Second Amended Term Loan Facility restricts our ability to declare dividends in certain situations.

Price Range of our Class A Common Stock

        The table below sets forth the intra-day high and low sales prices per share of our Class A common stock for the periods indicated as reported on NASDAQ:

	High	Low
Fiscal Year ended December 31, 2019
First Quarter	$14.60	$11.90
Second Quarter	$15.26	$12.03
Third Quarter	$13.49	$11.34
Fourth Quarter	$15.34	$11.53

	High	Low
Fiscal Year ended December 31, 2018
First Quarter	$12.20	$10.50
Second Quarter	$13.95	$10.70
Third Quarter	$14.20	$11.30
Fourth Quarter	$14.25	$11.33

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (b)
Equity compensation plans approved by security holders	3,855,000	$11.72	1,247,200
Equity compensation plans not approved by security holders	—	—	—

Total	3,855,000	$11.72	1,247,200

        On May 16, 2016, our board of directors approved the adoption of the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the "Equity Incentive Plan") pursuant to which incentive compensation and performance compensation awards may be provided to our employees, directors, officers, consultants or advisors or our subsidiaries or their respective affiliates. The Equity Incentive Plan authorizes the issuance of up to 7.2 million shares of our Class A common stock. The number of securities remaining available for issuance in column (b) of the table above reflects our issuance of certain shares of restricted Class A common stock in connection with grants authorized by our board of directors. The description of the Equity Incentive Plan above is qualified in its entirety by reference to the full text of the Equity Incentive Plan.

Recent Sales of Unregistered Securities

        None.

Company Purchases of Equity Securities

        None.

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

  •
  Consolidated Results of Operations.  The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2019 compared to the year ended December 31, 2018.

  •
  Liquidity and Capital Resources.  The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018.

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

  •
  WAPA:  the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement ten years ago. WAPA is Puerto Rico's news leader and the largest local producer of news and entertainment programming, producing over 65 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, featuring content produced by WAPA.

  •
  WAPA Deportes:  Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring MLB, NBA and professional sporting events from Puerto Rico.

  •
  WAPA America:  a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America's programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 4.1 million subscribers, excluding digital basic subscribers.

  •
  Pasiones:  a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated cable television network devoted to telenovelas. Pasiones has over 21 million subscribers across the U.S. and Latin America.

  •
  Centroamerica TV:  a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 4 million subscribers.

  •
  Television Dominicana:  a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.4 million subscribers.

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

  •
  Pantaya:  is the first-ever premium streaming destination for world-class movies and series in Spanish offering the largest selection of current and classic, commercial-free blockbusters and critically acclaimed titles from Latin America and the U.S. including content from our library,

    Pantelion's U.S. theatrical titles, Lionsgate's movie library, and Grupo Televisa's theatrical releases in Mexico, as well as, original productions, comedy specials and concerts. We own a 25% interest in Pantaya in partnership with Lionsgate, which service launched in August 2017.

  •
  Snap Media:  a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.

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

        In 2019, we generated approximately 92% of our net revenues from the United States. For the years ended December 31, 2019 and 2018, we generated $137.7 million and $136.2 million, respectively, from the United States. For the years ended December 31, 2019 and 2018, we generated $11.7 million and $10.9 million, respectively, from outside the United States.

        WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement ten years ago and management believes it is highly valued by its viewers and cable, satellite and telecommunications service providers. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate fees. WAPA's primetime household rating in 2019 was five times higher than the most highly rated English-language U.S.

broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in affiliate fees.

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

        Hispanics represent over 18% of the total U.S. population and 11% of the total U.S. buying power, but the aggregate media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market, but U.S. Hispanic cable advertising still under-indexes relative to its consumption.

        Management expects our U.S. networks to benefit from growth in subscribers, as the U.S. Hispanic population continues its long-term growth. The U.S. Census Bureau estimated that nearly 60 million Hispanics resided in the United States in 2018, representing an increase of more than 24 million people between 2000 and 2018, and that number is projected to grow to 75 million by 2030. U.S. Hispanic television households grew by 31% during the period from 2010 to 2020, from 12.9 million households to 16.9 million households. Hispanic pay-TV subscribers increased 2.3% since 2010 to 11.1 million subscribers in 2020. The continued long-term growth of Hispanic television households and pay-TV subscribers creates a significant opportunity for all of our U.S. cable networks.

        Similarly, management expects Cinelatino and Pasiones to benefit from significant growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 17% from 2014 to 2019, and are projected to grow an additional 6.6 million from 54.8 million in 2019 to 61.5 million by 2023, representing projected growth of 12%. Furthermore, Cinelatino and Pasiones are each presently distributed to only 29% and 30%, respectively, of total pay-TV subscribers throughout Latin America (excluding Brazil).

        Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and appealing market for broadcast television. Colombia had a population of 51 million as of December 31, 2019, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 53% share of overall viewing. These factors result in an annual market for free-to-air television advertising of approximately $287 million and the third largest Latin American television advertising market overall (excluding Brazil).

        MVS, one of our stockholders, provides operational, technical and distribution services to Cinelatino pursuant to several agreements, including an agreement pursuant to which MVS provides satellite and technical support and other administrative support services, an agreement that grants MVS the non-exclusive right to distribute the Cinelatino service to third party distributors in Mexico, and an agreement between Cinelatino and Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes Cinelatino and pays subscriber fees to Cinelatino.

Hurricanes Irma and Maria

        On September 6, 2017, Hurricane Irma resulted in a loss of power to over 70% of the homes in Puerto Rico. Two weeks later, on September 20, 2017, Hurricane Maria made landfall in Puerto Rico causing widespread devastation and loss of power to 100% of the island. Additionally, the high sustained winds of Hurricane Maria caused one of our three transmission towers to fall, completely destroying the tower and the transmission equipment housed on the tower. Immediately following the storm, we were transmitting WAPA's signal via the multicast spectrum of another broadcast television network. During 2018, we entered into a long-term agreement to co-locate our antenna on another broadcast tower, from which we have been transmitting WAPA's signal as of November 1, 2018.

        The back-to-back hurricanes in Puerto Rico adversely affected WAPA's business from September through the end of 2017, and the negative effects continued into 2018. While advertising revenue started to normalize in the second quarter of 2018, our results were negatively impacted by the lingering effects of Hurricane Maria. In the fourth quarter of 2018, we received $5.8 million in insurance proceeds on our business interruption policies. There can be no assurances of the timing and amount of additional proceeds we may recover under our insurance policies.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Years Ended December 31, 2019 and December 31, 2018 (amounts in thousands)

	Years Ended December 31,
			$ Change Favorable/ (Unfavorable)	% Change Favorable/ (Unfavorable)
	2019	2018
Net revenues	$149,387	$147,079	2,308	1.6%

Operating expenses:
Cost of revenues	43,138	42,174	(964)	(2.3)%
Selling, general and administrative	44,761	44,499	(262)	(0.6)%
Depreciation and amortization	12,533	16,081	3,548	22.1%
Other expenses	1,451	1,473	22	1.5%
Gain from FCC spectrum repack and other	(1,739)	(1,880)	(141)	(7.5)%

Total operating expenses	100,144	102,347	2,203	2.2%

Operating income	49,243	44,732	4,511	10.1%

Other (expense) income:
Interest expense, net	(11,953)	(12,132)	179	1.5%
Loss on equity method investments	(30,271)	(35,206)	4,935	14.0%
Gain from insurance proceeds and other, net	1,596	2,080	(484)	(23.3)%

Total other expense	(40,628)	(45,258)	4,630	10.2%

Income (loss) before income taxes	8,615	(526)	9,141	NM
Income tax expense	(12,086)	(10,271)	(1,815)	(17.7)%

Net loss	(3,471)	(10,797)	7,326	67.9%
Net loss (income) attributable to non-controlling interest	104	(109)	213	NM %

Net loss attributable to Hemisphere Media Group, Inc.	$(3,367)	$(10,906)	7,539	69.1%

NM = not meaningful

Net Revenues

        Net revenues were $149.4 million for the year ended December 31, 2019, an increase of $2.3 million, or 2%, as compared to net revenues of $147.1 million for the year ended December 31, 2018, which includes $5.8 million of business interruption insurance proceeds in connection with the disruption to our business in Puerto Rico caused by Hurricane Maria. Excluding these proceeds, net revenues increased $8.1 million or 5.7%, due to increases in affiliate fees, advertising revenue, and other revenue. Affiliate fees increased $5.5 million, or 7%, and advertising revenue increased $0.6 million, or 1%. The increase in affiliate fees was due to annual rate increases and the launch of Pasiones on Spectrum in April 2019, which was offset in part by the negative impact of the blackout of WAPA and WAPA America on Dish Network beginning on October 24, 2019. WAPA was restored on December 16, 2019 and WAPA America was restored in January 2020. The increase in advertising revenue was primarily due to favorable comparison to the first quarter of the prior year period, which was negatively impacted by Hurricane Maria. Other revenue, excluding the $5.8 million received on WAPA's business interruption policies in the prior year period, increased $2.0 million, due to increased licensing of our content and a full year of the acquired Snap business.

	Subscribers(a) (amounts in thousands)
	December 31, 2019	December 31, 2018
U.S. Cable Networks:
WAPA America(b)	4,140	4,417
Cinelatino	4,364	4,639
Pasiones	4,626	4,360
Centroamerica TV	3,976	4,276
Television Dominicana	2,345	2,273

Total	19,451	19,965
Latin America Cable Networks:
Cinelatino	16,132	16,769
Pasiones	16,763	15,958

Total	32,895	32,727

(a)
Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)
Excludes digital basic subscribers.

Operating Expenses

        Cost of Revenues:    Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. For the year ended December 31, 2019, cost of revenues were $43.1 million, an increase of $0.9 million, or 2%, as compared to $42.2 million for the year ended December 31, 2018. The increase was due to higher programming and production expenses, primarily a result of the launch by WAPA of a new reality series, Guerreros, in the second quarter of 2019 and increased sports rights fees, offset in part by charges incurred in the prior year period for rental of a transmission tower to replace a tower damaged by Hurricane Maria, which we are not incurring in the current year period.

        Selling, General and Administrative:    Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. For the year ended December 31, 2019, selling, general and administrative expenses were $44.8 million, an increase of $0.3 million, or 1%, as compared to $44.5 million for the year ended December 31, 2018. The increase was due to higher stock-based compensation, offset in part by the recovery of bad debt.

        Depreciation and Amortization:    Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. For the year ended December 31, 2019, depreciation and amortization expense was $12.5 million, a decrease of $3.6 million as compared to $16.1 million for the year ended December 31, 2018. The decrease was due to certain intangible assets that were fully amortized during the first quarter of 2019, offset in part by the amortization of certain intangible assets related to the Snap Media acquisition.

        Other Expenses:    Other expenses include legal and financial advisory fees, and other fees incurred in connection with acquisition and corporate finance activities, including debt and equity financings. For the year ended December 31, 2019, other expenses were flat with the prior year ended December 31, 2018.

        Gain from FCC Spectrum Repack and Other:    Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment we have purchased as a result of the FCC mandated spectrum repack, and gain or loss from the sale of assets. For the year ended December 31, 2019, gain from FCC spectrum repack and other decreased $0.1 million due to the timing of reimbursements received from the FCC for equipment purchases required as a result of the FCC spectrum repack.

Other expense, net

        Interest Expense, net:    Interest expense for the year ended December 31, 2019, decreased $0.2 million, or 2%. The decrease was due to a decline in the average debt balance and an increase in interest income.

        Loss on Equity Method Investments:    Loss on equity method investments for the year ended December 31, 2019, was $30.3 million, an improvement of $4.9 million, compared to $35.2 million for the year ended December 31, 2018. The improvement was due to lower losses at Pantaya, offset in part by increased losses at Canal 1 and losses at Snap JV. The decrease in our share of losses at Pantaya is primarily due to inception to date losses exceeding our funding commitment, and as a result, we have not recognized our share of the losses following the three month period ended March 31, 2019. For more information, see Note 7, "Equity method investments" of Notes to Consolidated Financial Statements, included in this Annual Report.

        Gain from Insurance Proceeds and other, net:    Gain from insurance proceeds and other, net primarily reflects net proceeds received in connection with our property insurance policies covering equipment damaged during Hurricane Maria. For the year ended December 31, 2019, decreased $0.5 million due to the timing of proceeds received in connection with our property insurance policies. See Note 5, "Property Plant and Equipment" of Notes to Consolidated Financial Statements, included in this Annual Report.

Income Tax Expense

        For the year ended December 31, 2019, income tax expense increased $1.8 million. The increase is primarily due to higher income. For more information, see Note 8, "Income Taxes" of Notes to Consolidated Financial Statements, included in this Annual Report.

Net Loss

        Net loss for the year ended December 31, 2019, was $3.5 million, compared to net loss of $10.8 million for the year ended December 31, 2018.

Net Loss (Income) Attributable to Non-controlling Interest

        Net loss attributable to non-controlling interest for the year ended December 31, 2019, was $0.1 million, compared to net income attributable to non-controlling interest of $0.1 million for the year ended December 31, 2018, related to the 25% interest in Snap Media held by minority shareholders. Snap Media was acquired in November 2018.

Net Loss Attributable to Hemisphere Media Group, Inc.

        Net loss attributable to Hemisphere Media Group, Inc. for the year ended December 31, 2019, was $3.4 million, compared to $10.9 million for the year ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

        Our principal sources of cash are cash on hand, and cash flows from operating activities. As of December 31, 2019, the Company had $92.2 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

        On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company's Class A common stock, par value $0.0001 per share ("Class A common stock"). Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. As of June 30, 2019, the Company completed this stock repurchase program. On August 15, 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $25.0 million of the Company's Class A common stock on an opportunistic basis. As of December 31, 2019, no share repurchases have been made.

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

Cash Flows

	2019	2018
Amounts in thousands
Cash provided by (used in):
Operating activities	$35,619	$36,790
Investing activities	(33,745)	(61,625)
Financing activities	(4,201)	(4,986)

Net decrease in cash	$(2,327)	$(29,821)

Comparison for the Year Ended December 31, 2019 and December 31, 2018

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

        Net cash provided by operating activities for the year ended December 31, 2019 was $35.6 million, a decrease of $1.2 million, as compared to $36.8 million in the same period in 2018, due primarily to a $5.0 million decrease in net working capital and a $3.5 million decrease in non-cash items, offset in part by a $7.3 million improvement in net loss. Working capital decreased primarily as a result of increases in prepaid and other assets of $8.5 million and net due from related parties of $0.6 million, and decreases in other accrued expenses of $5.3 million and income taxes payable of $4.5 million, offset in part by decreases in accounts receivable of $6.4 million and programming rights of $5.2 million, and increases in programming rights payable of $0.8 million, other liabilities of $0.7 million and accounts payable of $0.6 million. Non-cash items decreased primarily as a result of an improvement in loss on equity method investments of $4.9 million and decreases in depreciation and amortization of $3.5 million and bad debt expense of $0.3 million, offset in part by increases in deferred tax expense of $2.6 million, program amortization of $1.1 million, stock-based compensation of $0.9 million and amortization of operating lease right-of-use assets of $0.5 million.

Investing Activities

        Net cash used in investing activities for the year ended December 31, 2019 was $33.7 million, as compared to net cash used of $61.6 million in the same period in 2018. The improvement was due to a decrease in funding of equity investments of $22.0 million, a decrease in capital expenditures of $5.3 million, payments made in the prior year in connection with the acquisition of Snap Media of $0.8 million, and an increase in proceeds received from the FCC related to the spectrum repack of $0.2 million, offset in part by a decrease in insurance proceeds received on our property and casualty policies in connection with equipment damaged during Hurricane Maria of $0.4 million.

Financing Activities

        For the year ended December 31, 2019, net cash used in financing activities was $4.2 million, as compared to net cash used of $5.0 million in the prior year. The improvement was primarily due to a decline in repurchases of common stock of $0.7 million.

Discussion of Indebtedness

        On July 31, 2014, certain of our subsidiaries (the "Borrowers") entered into an amended credit agreement providing for a $225.0 million senior secured term loan B facility (the "Term Loan Facility"), which was due to mature on July 30, 2020. Pricing on the Term Loan Facility was set at LIBOR plus 400 basis points (subject to a LIBOR floor of 1.00%).

        On February 14, 2017 (the "Closing Date"), the Borrowers amended the Term Loan Facility (the "Second Amended Term Loan Facility"). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility bears interest at the Borrowers' option of either (i) LIBOR plus a margin of 3.50% or (ii) an Alternate Base Rate ("ABR") plus a margin of 2.50%. The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the "Incremental Facility") allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the "Incremental Facility Increase") provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each cap the cash netted against debt up to a maximum amount of $60.0 million. Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the "Incremental Revolving Facility") allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

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

        In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.2x at December 31, 2019, resulting in an excess cash flow percentage of 0% and therefore, no excess cash flow payment was due in March 2020.

        As of December 31, 2019, the OID balance was $1.4 million, net of accumulated amortization of $2.1 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.0 million, net of accumulated amortization of $2.3 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at December 31, 2019 as presented on the consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of December 31, 2019. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b)
List of Exhibits. The following is a list of exhibits filed, furnished or incorporated by reference as a part of this Annual Report on Form 10-K.

Exhibit No.		Description of Exhibits
3.1		Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 19, 2017 (File No. 001-35886)).

3.2		Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).

4.1		Specimen Hemisphere Class A common stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

4.2		Specimen Hemisphere Class B common stock Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

4.3		Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission on April 6, 2016 (File No. 001-35886)).

4.4	*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1		Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company's Registration Statement on Form S-4 filed with the Commission on March 15, 2013 (File No. 333-186210)).

10.2		Registration Rights Agreement by and among the Company and the parties identified therein, dated January 22, 2013 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Company's Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

Exhibit No.	Description of Exhibits
10.3	Credit Agreement, dated as of July 30, 2013, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, Deutsche Bank Securities Inc. as joint lead arranger and lead bookrunner, GE Capital Markets, Inc., as joint lead arranger, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, General Electric Capital Corporation, as syndication agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).

10.4	Amendment No. 1 to the Credit Agreement, dated as of July 31, 2014, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, J.P. Morgan Securities LLC as joint lead arranger and joint bookrunner, Deutsche Bank Securities Inc., as joint lead arranger, joint bookrunner and syndication agent and CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2014 (File No. 001-35886)).

10.5	Amendment No. 2 to the Credit Agreement, dated as of February 14, 2017, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada as joint lead arrangers and joint bookrunners, CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on February 14, 2017 (File No. 001-35886)).

10.6	Guaranty Agreement, dated as of July 30, 2013, by and among HMTV, LLC, a Delaware limited liability company, Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the subsidiary guarantors from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).

10.7	Stockholders Agreement, dated as of September 6, 2016, by and among the Company, Gato Investments LP, InterMedia Hemisphere Roll-Over, L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern and Searchlight II HMT, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).

10.8	Amendment No. 1 to Stockholders Agreement and Waiver of Minimum Condition, dated as of October 21, 2016, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed with the Commission on October 24, 2016 (File No. 001-35886)).

Exhibit No.		Description of Exhibits
10.9		Amendment No. 2 to Stockholders Agreement, dated as of June 9, 2019, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 5, 2019 (File No. 001-35886)).

10.10	†	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.11	†	Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.12	†	Form of Executive Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.13	†	Form of Executive Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.14	†	Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Alan J. Sokol (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016 (File No. 001-35886)).

10.15	†	Amended and Restated Employment Agreement, dated as of October 26, 2016, by and between Hemisphere Media Group, Inc. and Craig D. Fischer (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on October 28, 2016 (File No. 001-35886)).

10.16	†	Amended and Restated Consulting Agreement, dated as of August 13, 2019, by and between the Company and James M. McNamara (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2019 (File No. 001-35886)).

10.17	†	Amended and Restated Employment Agreement, dated as of August 13, 2019, by and between Hemisphere Media Group, Inc. and Alex J. Tolston (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2019 (File No. 001-35886)).

10.18	†	Employment Agreement, dated November 29, 2017, by and between the Company, Televicentro of Puerto Rico, LLC and Javier Maynulet (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on March 15, 2018 (File No. 001-35886)).

10.19	†	Offer Letter, dated October 5, 2018, by and between the Company and Jennifer Lopez-Gottardi (incorporated herein by reference to Exhibit 10.19 on the Company's Annual Report on Form 10-K filed with the Commission on March 12, 2019 (File No. 001-35886)).

21.1	*	Subsidiaries of the Company.

23.1	*	Consent of RSM US LLP, independent accountants for the Company.

Exhibit No.		Description of Exhibits

31.1	*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**‡	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**‡	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.

101.DEF	*	XBRL Taxonomy Definition Linkbase.

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

HEMISPHERE MEDIA GROUP, INC. (Registrant)
Dated: March 9, 2020	By:	/s/ ALAN J. SOKOL Alan J. Sokol Chief Executive Officer and President (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER M. KERN Peter M. Kern	Chairman of the Board and Director	March 9, 2020
/s/ ALAN J. SOKOL Alan J. Sokol	Chief Executive Officer and President (Principal Executive Officer) and Director	March 9, 2020
/s/ CRAIG D. FISCHER Craig D. Fischer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2020
/s/ LEO HINDERY, JR. Leo Hindery, Jr.	Director	March 9, 2020
/s/ JAMES M. MCNAMARA James M. McNamara	Director	March 9, 2020
/s/ ERNESTO VARGAS GUAJARDO Ernesto Vargas Guajardo	Director	March 9, 2020
/s/ SONIA DULÁ Sonia Dulá	Director	March 9, 2020

Signature	Title	Date

/s/ ERIC C. NEUMAN Eric C. Neuman	Director	March 9, 2020
/s/ JOHN ENGELMAN John Engelman	Director	March 9, 2020
/s/ ANDREW S. FREY Andrew S. Frey	Director	March 9, 2020
/s/ ERIC ZINTERHOFER Eric Zinterhofer	Director	March 9, 2020

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

        As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Hemisphere Media Group, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2019. Management's assessment is based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013. Based upon our assessment and those criteria, management determined that Company's internal control over financial reporting was effective as of December 31, 2019.

        The effectiveness of our internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption "Report of Independent Registered Public Accounting Firm."

Date: March 9, 2020

BY:

/s/ ALAN J. SOKOL Alan J. Sokol President and Chief Executive Officer	/s/ CRAIG D. FISHER Craig D. Fischer Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hemisphere Media Group Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Hemisphere Media Group Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and cash flows for each of the two years ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 9, 2020, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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
March 9, 2020

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hemisphere Media Group Inc.

Opinion on the Internal Control Over Financial Reporting

        We have audited Hemisphere Media Group Inc. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 9, 2020 expressed an unqualified opinion.

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

/s/ RSM US LLP

Miami, Florida
March 9, 2020

Hemisphere Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(amounts in thousands, except share and par value amounts)

	2019	2018
Assets
Current Assets
Cash	$92,151	$94,478
Accounts receivable, net of allowance for doubtful accounts of $507 and $2,645, respectively	29,269	28,411
Due from related parties	1,626	970
Programming rights	11,691	10,735
Prepaid taxes and other current assets	11,003	7,801

Total current assets	145,740	142,395

Programming rights, net of current portion	14,804	15,321
Property and equipment, net	34,319	32,209
Operating lease right-of-use assets	1,833	—
Broadcast license	41,356	41,356
Goodwill	167,322	169,994
Other intangibles, net	32,587	39,086
Deferred income taxes	1,208	4,290
Equity method investments	49,639	51,658
Other assets	3,979	4,958

Total Assets	$492,787	$501,267

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	1,925	2,515
Due to related parties	669	626
Accrued agency commissions	4,662	5,061
Accrued compensation and benefits	5,021	5,855
Accrued marketing	5,327	5,619
Other accrued expenses	6,596	6,810
Income taxes payable	—	2,265
Programming rights payable	6,369	4,051
Investee losses in excess of investment	1,484	4,982
Current portion of long-term debt	2,134	2,134

Total current liabilities	34,187	39,918

Programming rights payable, net of current portion	820	1,133
Long-term debt, net of current portion	202,406	203,957
Deferred income taxes	19,331	19,520
Other long-term liabilities	2,917	1,080
Defined benefit pension obligation	2,457	2,260

Total Liabilities	262,118	267,868

Stockholders' Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at December 31, 2019 and December 31, 2018	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,202,314 and 24,849,589 shares issued at December 31, 2019 and 2018, respectively	3	2
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at December 31, 2019 and 2018	2	2
Additional paid-in capital	274,518	270,345
Class A treasury stock, at cost 5,609,966 and 5,523,838 at December 31, 2019 and 2018, respectively	(60,521)	(59,088)
Retained earnings	16,075	19,495
Accumulated other comprehensive (loss) income	(792)	1,155

Total Hemisphere Media Group Stockholders' Equity	229,285	231,911
Equity attributable to non-controlling interest	1,384	1,488

Total Stockholders' Equity	230,669	233,399

Total Liabilities and Stockholders' Equity	$492,787	$501,267

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2019 and 2018

(amounts in thousands, except per share amounts)

	2019	2018
Net revenues	$149,387	$147,079

Operating expenses:
Cost of revenues	43,138	42,174
Selling, general and administrative	44,761	44,499
Depreciation and amortization	12,533	16,081
Other expenses	1,451	1,473
Gain from FCC spectrum repack and other	(1,739)	(1,880)

Total operating expenses	100,144	102,347

Operating income	49,243	44,732

Other expenses, net:
Interest expense, net	(11,953)	(12,132)
Loss on equity method investments	(30,271)	(35,206)
Gain on insurance proceeds and other, net	1,596	2,080

Total other expenses, net	(40,628)	(45,258)

Income (loss) before income tax expense	8,615	(526)
Income tax expense	(12,086)	(10,271)

Net loss	(3,471)	(10,797)
Net loss (income) attributable to non-controlling interest	104	(109)

Net loss attributable to Hemisphere Media Group, Inc.	$(3,367)	$(10,906)

Loss per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.09)	$(0.28)
Diluted	$(0.09)	$(0.28)
Weighted average shares outstanding:
Basic	39,158	38,986
Diluted	39,158	38,986

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2019 and 2018

(amounts in thousands)

	2019	2018
Net loss	$(3,471)	$(10,797)
Other comprehensive (loss) income:
Change in fair value of interest rate swap, net of income taxes	(1,885)	656
Adjustment to defined benefit plan, net of income taxes	(115)	27

Total other comprehensive (loss) income	(2,000)	683

Comprehensive loss	(5,471)	(10,114)
Comprehensive loss (income) attributable to non-controlling interest	104	(109)

Comprehensive loss attributable to Hemisphere Media Group, Inc.	$(5,367)	$(10,223)

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2019 and 2018

(amounts in thousands)

	Class A Common Stock		Class B Common Stock
					Additional Paid In Capital	Class A Treasury Stock	Retained Earnings	Accumulated Comprehensive Income (Loss)	Non- controlling Interest
	Shares	Par Value	Shares	Par Value						Total
Balance at December 31, 2017	25,171	$3	20,801	$2	$265,329	$(57,303)	$30,401	$472	$—	$238,904
Net (loss) income	—	—	—	—	—	—	(10,906)	—	109	(10,797)
Non-controlling interest from acquisition of Snap Media	—	—	—	—	—	—	—	—	1,379	1,379
Issuance of treasury shares for acquisition of Snap Media	—	—	—	—	309	1,088	—	—	—	1,397
Shares to be issued for acquisition of Snap Media	—	—	—	—	753	—	—	—	—	753
Vesting of restricted stock	218	0	—	—	1,298	(416)	—	—	—	882
Stock-based compensation	—	—	—	—	2,635	—	—	—	—	2,635
Repurchases of Class A common Stock	—	—	—	—	—	(2,443)	—	—	—	(2,443)
Forfeiture of Class A common stock earnouts	(544)	(1)	—	—	1	—	—	—	—	—
Forfeiture of Class B common stock earnouts	—	—	(1,081)	(0)	0	—	—	—	—	—
Exercise of warrants	2	0	—	—	20	—	—	—	—	20
Exercise of options	3	0	—	—	0	(14)	—	—	—	(14)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	683	—	683

Balance at December 31, 2018	24,850	$2	19,720	$2	$270,345	$(59,088)	$19,495	$1,155	$1,488	$233,399
Net loss	—	—	—	—	—	—	(3,367)	—	(104)	(3,471)
Issuance of treasury shares for acquisition of Snap Media	—	—	—	—	(588)	588	—	—	—	—
Stock-based compensation	—	—	—	—	2,883	—	—	—	—	2,883
Vesting of restricted stock	352	1	—	—	1,925	(1,513)	—	—	—	413
Repurchases of Class A common Stock	—	—	—	—	—	(662)	—	—	—	(662)
Issuance of treasury shares for option exercise	—	—	—	—	(47)	154	—	—	—	107
Adoption of accounting standards	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,000)	—	(2,000)

Balance at December 31, 2019	25,202	$3	19,720	$2	$274,518	$(60,521)	$16,075	$(792)	$1,384	$230,669

See accompanying notes to consolidated financial statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

(amounts in thousands)

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(3,471)	$(10,797)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,533	16,081
Program amortization	13,648	12,509
Amortization of deferred financing costs and original issue discount	580	591
Stock-based compensation	4,808	3,933
Provision for bad debts	135	417
Gain on disposition of assets	(22)	(38)
Gain from FCC spectrum repack	(1,717)	(1,477)
Deferred tax expense	3,593	1,040
Loss on equity investments	30,271	35,206
Amortization of operating lease right-of-use assets	486	—
Gain from insurance proceeds	(1,661)	(2,080)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(993)	(7,402)
Due from related parties, net	(613)	(60)
Programming rights	(14,087)	(19,322)
Prepaid expenses and other assets	(6,235)	2,239
Increase (decrease) in:
Accounts payable	(590)	(1,209)
Other accrued expenses	(1,819)	3,435
Programming rights payable	2,005	1,163
Income taxes payable	(2,265)	2,240
Other liabilities	1,033	321

Net cash provided by operating activities	35,619	36,790

Cash Flows From Investing Activities:
Funding of equity method investments	(31,747)	(53,782)
Capital expenditures	(5,376)	(10,628)
Insurance proceeds	1,661	2,080
FCC spectrum repack proceeds	1,717	1,477
Net payment for the acquisition of Snap Media	—	(772)

Net cash used in investing activities	(33,745)	(61,625)

Cash Flows From Financing Activities:
Principle payments of long-term debt	(2,133)	(2,133)
Purchases of common stock	(2,175)	(2,873)
Proceeds from exercise of options	107	—
Proceeds from exercise of warrants	—	20

Net cash used in financing activities	(4,201)	(4,986)

Net decrease in cash	(2,327)	(29,821)
Cash:
Beginning	$94,478	$124,299

Ending	$92,151	$94,478

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$12,863	$10,574

Income taxes	$13,459	$8

Non-cash investing activity:
Acquisition financed in part by treasury shares	$588	$1,397

Non-cash financing activity:
Cashless exercise of options issued from treasury shares	$47	$—

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

        Reclassification:    Certain prior year amounts on the presented Consolidated Balance Sheets and Consolidated Statement of Cash Flows have been reclassified to conform with current period presentation.

        Principles of consolidation:    The accompanying Consolidated Financial Statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has interests in various entities including corporations and limited liability companies. For each such entity, the Company evaluates its ownership interest to determine whether the entity is a Variable Interest Entity ("VIE") and, if so, whether it is the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity's operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity's activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company would consolidate any entity for which it was the primary beneficiary, regardless of its ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Upon inception of a variable interest or the occurrence of a reconsideration event, the Company makes judgments in determining whether entities in which it invests are VIEs. If so, the Company makes judgments to determine whether it is the primary beneficiary and is thus required to consolidate the entity.

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

        Net loss per common share:    Basic loss per share is computed by dividing loss attributable to Hemisphere Media Group, Inc. common stockholders by the number of weighted-average outstanding shares of common stock. Diluted loss per share reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

        The following table sets forth the computation of the common shares outstanding used in determining basic and diluted loss per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018
Numerator for loss per common share calculation:
Net loss attributable to Hemisphere Media Group, Inc.	$(3,367)	$(10,906)

Denominator for loss per common share calculation:
Weighted-average common shares, basic	39,158	38,986
Effect of dilutive securities
Stock options, restricted stock and warrants	—	—

Weighted-average common shares, diluted	39,158	38,986

Loss per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.09)	$(0.28)
Diluted	$(0.09)	$(0.28)

        We apply the treasury stock method to measure the dilutive effect of its outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification ("ASC") 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted loss per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are "In the Money" (exercise price is lower than the average market price for the period). If the options are "Out of the Money" (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 1.3 million and 1.6 million shares of common stock for the

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

years ended December 31, 2019 and 2018, respectively, were excluded from the computation of diluted loss per common share for this period because their effect would have been anti-dilutive. The net loss per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

        As a result of the loss from continuing operations for each of the years ended December 31, 2019 and 2018, 0.7 million and 0.4 million outstanding awards, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

        Barter revenue and expense included in the consolidated statements of operations are as follows (amounts in thousands):

	Year ended December 31,
	2019	2018
Barter revenue	$872	$877
Barter expense	(557)	(583)

	$315	$294

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

        On January 1, 2019, we adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this ASU applied to any entity that enters into share-based payment transactions with nonemployees. The new guidance eliminated the requirement to revalue nonemployee share-based transactions on a recurring quarterly basis. The adoption of this ASU did not have an impact on our consolidated financial statements as of and for the year ended December 31, 2019.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        Advertising and marketing costs:    The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing costs of $3.7 million and $3.0 million for the years ended December 31, 2019 and 2018, respectively.

        Cash:    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

        Accounts receivable:    Accounts receivable are carried at the original charge amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. The Company considers an account receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Changes in the allowance for doubtful accounts for the years ended December 31, 2019 and 2018 consisted of the following (amounts in thousands):

Year	Description	Beginning of Year	Provisions for bad debt	Write-offs	Recoveries	End of Year
2019	Allowance for doubtful accounts	$2,645	$135	$2,274	$1	$507
2018	Allowance for doubtful accounts	$2,327	$417	$107	$8	$2,645

        Programming rights:    We enter into multi-year license agreements with various programming distributors for distribution of their respective programming ("programming rights") and capitalize amounts paid to secure or extend these programming rights at the lower of unamortized cost or estimated net realizable value. If management estimates that the unamortized cost of programming rights exceeds the estimated net realizable value, an adjustment is recorded to reduce the carrying value of the programming rights. For the year ended December 31, 2019, there was no write-down was deemed necessary. For the year ended December 31, 2018, management deemed it necessary to write-down certain program rights of $1.0 million, which is included in the amortization of programming rights below. Programming rights are amortized over the term of the related license agreements or the number of exhibitions, whichever occurs first. The amortization of these rights, was $13.6 million and $12.5 million for the years ended December 31, 2019 and 2018, respectively, is recorded as part of cost of revenues in the accompanying consolidated statements of operations. Accumulated amortization of the programming rights was $58.7 million and $45.1 million at December 31, 2019 and 2018, respectively. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

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

        In the event we incur losses in excess of the carrying amount of an equity investment and reduce our investment balance to zero, we would not record additional losses unless (i) we guaranteed obligations of the investee, (ii) we are otherwise committed to provide further financial support for the investee, or (iii) it is anticipated that the investee's return to profitability is imminent. If we provided a commitment to fund losses, we would continue to record losses resulting in a negative equity method investment, which is presented as a liability. As of December 31, 2019 and 2018, our proportionate share of the losses of Pantaya ("Pantaya" refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.) exceeded our investment in Pantaya by $1.5 million and $5.0 million, respectively. These amounts are recorded as "Investee losses in excess of investment" on our consolidated balance sheet at December 31, 2019 and 2018, respectively, due to our commitment for future capital funding.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        For more information on Equity method investments, see Note 7, "Equity Method Investments" of Notes to Consolidated Financial Statements.

        Leases:    On January 1, 2019, we adopted Financial Accounting Standards Board ("the FASB") ASC Topic 842, Leases (ASC 842) (the "new lease standard"), using a modified retrospective transition approach with application as of the effective date of initial application without restating comparative period financial statements. The core principle of the new lease standard is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases, in the statement of financial position. We elected to apply the package of practical expedients to our adoption of the new lease standard, which includes allowing us to continue utilizing historical classification of leases. We did not elect the practical expedient that permits a reassessment of lease terms for existing leases. Upon our transition to the new lease standard, we recognized $2.1 million and $1.9 million of operating lease liabilities and corresponding right of use ("ROU") assets, respectively. The adoption of the new lease standard did not have an impact on the consolidated statement of operations.

        For additional information about our leases, see Note 14, "Leases" of Notes to Consolidated Financial Statements.

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

        The Company tests its goodwill annually for impairment or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of the reporting units is determined utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market based approach employing comparable sales analysis.

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

        The Company completed their impairment reviews for goodwill and other intangibles and no impairment resulted as of December 31, 2019 and 2018.

        For more information on Goodwill and intangible assets, see Note 6, "Goodwill and Intangible Assets" of Notes to Consolidated Financial Statements.

        Deferred financing costs:    Deferred financing costs are recorded net of accumulated amortization and are presented as a reduction to the principal amount of the long-term debt. Amortization is calculated on the effective-interest method over the term of the applicable loan. Amortization of deferred financing costs was $0.3 million and $0.2 million, which is included in interest expense, net in the accompanying consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively. Accumulated amortization of deferred financing costs was $2.3 million and $2.0 million at December 31, 2019 and 2018, respectively. The net deferred financing costs of $1.0 million and $1.3 million at December 31, 2019 and 2018, respectively, and have been presented on the consolidated balance sheets as a reduction to the principal amount of the long-term debt outstanding.

        For more information on deferred financing costs, see Note 9, "Long Term Debt" of Notes to Consolidated Financial Statements.

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

        On January 1, 2019, we adopted ASU 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of certain tax effects from Accumulated other comprehensive income. The amendments in this ASU applied to any entity that has items of other comprehensive income ("OCI") for which the related tax effects are presented in accumulated other comprehensive income ("AOCI"), as previously required by GAAP. This ASU permitted a one-time reclassification from AOCI to Retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. The adoption of this ASU resulted in a one-time reclassification of $0.1 million from AOCI to Retained earnings, which was recorded in the current period. For the impact of this adoption, see Consolidated Statement of Changes in Stockholders' Equity located in Item I Financial Statements.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

        The Company's programming rights and goodwill are classified as Level 3 in the fair value hierarchy, as they are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. For the year ended December 31, 2019, there were no adjustments to fair value. For the year ended December 31, 2018, management deemed it necessary to write-down certain program rights of $1.0 million.

        The Company's variable-rate debt and interest rate swaps are classified as Level 2 in the fair value hierarchy, as its estimated fair value is derived from quoted market prices by independent dealers. The carrying value of the long-term debt approximates fair value at December 31, 2019 and 2018.

        For more information on fair value instruments, see Note 11, "Fair Value Measurements" of Notes to Consolidated Financial Statements.

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

        On January 1, 2019, we adopted ASU 2017-12—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU applied to any entity that elects to apply hedge accounting and is intended to better align an entity's risk management activities and financial reporting for hedging relationships. The ASU amends effectiveness testing requirements, income statement presentation and disclosures and permits additional risk management strategies to qualify for hedge accounting. The adoption of this ASU did not have an impact on our consolidated financial statements as of and for the year ended December 31, 2019.

        For more information on derivative instruments, see Note 10, "Derivative Instruments" of Notes to Consolidated Financial Statements.

        Major customers and suppliers:    One of our distributors accounted for more than 10% of our total net revenues for the year ended December 31, 2019. Our Networks are provided to these distributors pursuant to affiliation agreements with varying terms.

        Accounting guidance not yet adopted:    In January 2017, the FASB issued ASU Update 2017 04—Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The amendments in this Update simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under amendments in this Update, an entity would perform its annual, or interim, testing by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments in this update are effective for

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Small Reporting Companies with fiscal years beginning after December 15, 2022, and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact, if any, that the updated accounting guidance will have on our consolidated financial statements.

        In March 2019, the FASB issued ASU 2019-02—Entertainment—Films-Other Assets-Film Costs (Subtopic 926-20): Improvements to Accounting for Costs of Films. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominately monetized with other owned or licensed content. The updated guidance is effective for the fiscal years beginning after December 15, 2019 and early adoption is permitted. We will adopt this standard beginning January 1, 2020 and expect no material impact to our consolidated financial statements moving forward.

        In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The updated guidance simplifies the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The updated guidance is effective for the fiscal years beginning after December 15, 2020, and interim periods within those fiscal periods and early adoption is permitted. We are currently in the initial stages of our assessment in determining the impact, if any, that the updated accounting guidance will have on our consolidated financial statements.

        Use of estimates:    In preparing the accompanying Consolidated Financial Statements, management made estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet date, and the reported revenues and expenses for the years then ended. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Note 2. Revenue Recognition

        The following is a description of principal activities from which we generate our revenue:

        Affiliate fees:    We enter into arrangements with multi-channel video distributors, such as cable, satellite and telecommunications companies (referred to as "MVPDs") to provide a continuous feed of our programming generally based on a per subscriber fee pursuant to multi-year contracts, referred to as "affiliation agreements", which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific affiliate fees we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor's paying subscribers who subscribe to our Networks. Changes in affiliate fees are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to us generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 2. Revenue Recognition (Continued)

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

        Excluding $5.8 million received from our business interruption policies for the year ended December 31, 2018, our total revenue from customers was $141.3 million.

        The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Year ended December 31,
Revenues by type	2019	2018
Affiliate fees	$83,256	$77,765
Advertising revenue	60,323	59,692
Other revenue	5,808	9,622

Total revenue	$149,387	$147,079

Note 3. Related Party Transactions

        The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

  •
  MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino's channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Consolidated Statements of Operations. Total expenses incurred were $2.6 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively. Amounts due to MVS pursuant to the agreements noted above amounted to $0.7 million at December 31, 2019 and 2018.

  •
  Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that transmits television programming services throughout Mexico, including Cinelatino. Total revenues recognized were $1.9 million and $1.8 million for the years ended December 31,

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 3. Related Party Transactions (Continued)

    2019 and 2018, respectively. Amounts due from Dish Mexico amounted to $0.3 million at December 31, 2019 and 2018.

  •
  MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino's service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS's distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $1.0 million and $1.1 million for the years ended December 31, 2019 and 2018, respectively. Amounts due from MVS pursuant to the agreements noted above amounted to $0.7 million at December 31, 2019 and 2018.

        The Company entered into an amended and restated consulting agreement with James M. McNamara on August 13, 2019, a member of the Company's board of directors, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses and amounted to $0.4 million and $0.5 million for the years ended December 31, 2019 and 2018, respectively. No amounts were due to this related party at December 31, 2019 and 2018.

        The Company is party to an output agreement with Pantelion Films, LLC ("Pantelion"), a joint venture made up of several organizations, including Panamax Films, LLC (an entity owned by James M. McNamara) and Lions Gate Films, Inc. ("Lionsgate"), for the licensing of movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying consolidated statements of operations and amounted to $0.4 million and $0.0 million for years ended December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, $1.4 million and $0.5 million, respectively, is included in programming rights in the accompanying consolidated balance sheets related to these agreements.

Note 4. Snap Media Acquisition

        On November 26, 2018, the Company completed the acquisition of a seventy five percent (75%) interest in Snap Global, LLC ("Snap Media"), pursuant to the terms of a Transaction Agreement (the "Snap Media Acquisition"). Snap Media is an independent distributor of content in Latin America to broadcast, pay-TV and OTT platforms. The opportunity is to leverage Snap Media to drive licensing of our content and to identify co-production opportunities in Latin America. The Snap Media Acquisition was accounted for as a business combination using the acquisition method of accounting.

        Total consideration in connection with the Snap Media Acquisition was $4.8 million (net of $0.7 million of cash acquired), consisting of cash and shares of the Company's Class A common stock. At closing, we paid $1.5 million in cash and issued 101,818 shares of the Company's Class A common stock. During the year ended December 31, 2019, 54,825 shares of the Company's Class A common stock were issued and $0.8 million was paid in cash. Future consideration includes $0.5 million to be paid in each of 2020 and 2021. The fair value of shares of the Company's Class A common stock included in consideration is based on the closing price of the Company's Class A common stock on November 26, 2018. Future consideration is classified as Other accrued expense and Other long-term liabilities, respectively, in the accompanying consolidated balance sheets.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 4. Snap Media Acquisition (Continued)

        The final allocation of consideration of assets acquired and liabilities assumed as of November 26, 2018 is presented in the table below (amounts in thousands):

Accounts receivable	$1,481
Other current assets	30
Intangible asset	3,362
Accounts payable	(259)
Accrued expenses	(725)
Deferred revenue	(140)

Fair value of net assets acquired	3,749
Goodwill	2,435
Non-controlling interest	(1,379)

Total purchase price consideration	$4,805

        During the year ended December 31, 2019, the Company made certain measurement period adjustments to the initial allocation of consideration resulting in reclassifications between certain assets and liabilities, including a decrease to goodwill of $2.7 million.

        Intangible assets of $3.4 million is comprised of customer relationships of $1.7 million, non-compete value of $1.1 million and programming rights of $0.6 million. The customer relationships will be amortized over an amortization period of 7 years, non-compete value over an amortization period of 3 years and programming rights over an amortization period of approximately 7 years.

        For more information on the amortization of intangible assets, see Note 6, "Goodwill and Intangible Assets" of Notes to Consolidated Financial Statements.

        Goodwill attributable to the Snap Media Acquisition of $2.4 million is expected to be deductible for tax purposes. Goodwill represents the excess of the purchase price consideration over the fair value of the underlying net assets acquired and largely results from expected future synergies from combining operations as well as an assembled workforce, which does not qualify for separate recognition.

        The non-controlling interest fair value reflects the fair value of purchase price consideration for a controlling interest, less discounts for lack of control and marketability.

        The Snap Media Acquisition is not material to our consolidated financial statements, and therefore, supplemental pro forma financial information related to the acquisition is not included herein.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 5. Property and Equipment

        Property and equipment at December 31, 2019 and 2018 consists of the following (amounts in thousands):

	2019	2018
Land and improvements	$8,724	$8,724
Building	11,530	11,258
Equipment	38,318	25,921
Towers	1,536	1,536

	60,108	47,439
Less: accumulated depreciation	(28,241)	(25,069)

	31,867	22,370
Equipment installations in progress	2,452	9,839

Total property and equipment, net	$34,319	$32,209

        Depreciation expense was $3.3 million and $2.8 million for the years ended December 31, 2019 and 2018, respectively.

        For the years ended December 31, 2019 and 2018, we purchased assets to replace equipment damaged by Hurricane Maria of $0.3 million and $4.7 million, respectively, for which we received insurance proceeds of $1.7 million and $2.1 million, respectively.

        For the years ended December 31, 2019 and 2018, we purchased equipment required as a result of the FCC mandated spectrum repack of $0.7 million and $3.2 million, respectively, for which we received proceeds of $1.7 million and $1.5 million, respectively. We expect to receive reimbursement from the FCC for nearly all of these purchases.

Note 6. Goodwill and Intangible Assets

        Goodwill and intangible assets consist of the following at December 31, 2019 and 2018 (amounts in thousands):

	December 31,
	2019	2018
Broadcast license	$41,356	$41,356
Goodwill	167,322	169,994
Other intangibles	32,587	39,086

Total intangible assets	$241,265	$250,436

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Goodwill and Intangible Assets (Continued)

        A summary of changes in the Company's goodwill and other indefinite lived intangible assets, on a net basis, for the years ended December 31, 2019 and 2018, is as follows (amounts in thousands):

	Net Balance at December 31, 2018	Additions	Impairment	Net Balance at December 31, 2019
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	169,994	(2,672)	—	167,322
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$228,036	$(2,672)	$—	$225,364

	Net Balance at December 31, 2017	Additions	Impairment	Net Balance at December 31, 2018
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	164,887	5,107	—	169,994
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700

Total indefinite-lived intangibles	$222,929	$5,107	$—	$228,036

        A summary of the changes in the Company's other amortizable intangible assets for the years ended December 31, 2019 and 2018 is as follows (amounts in thousands):

	Net Balance at December 31, 2018	Additions	Amortization	Net Balance at December 31, 2019
Affiliate relationships	$20,273	$1,668	$(7,589)	$14,352
Advertiser relationships	690	—	(552)	138
Non-compete agreement	686	1,078	(938)	826
Other intangibles	144	—	(76)	68
Programming contracts	607	—	(90)	517

Total finite-lived intangibles	$22,400	$2,746	$(9,245)	$15,901

	Net Balance at December 31, 2017	Additions	Amortization	Net Balance at December 31, 2018
Affiliate relationships	$32,343	$—	$(12,070)	$20,273
Advertiser relationships	1,240	—	(550)	690
Non-compete agreement	1,235	—	(549)	686
Other intangibles	157	65	(78)	144
Programming contracts	—	616	(9)	607

Total finite-lived intangibles	$34,975	$681	$(13,256)	$22,400

        For more information on the allocation of goodwill and intangible assets, see Note 4, "Snap Media Acquisition" of Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 6. Goodwill and Intangible Assets (Continued)

        The aggregate amortization expense of the Company's amortizable intangible assets was $9.2 million and $13.3 million for the years ended December 31, 2019 and 2018, respectively. The weighted average remaining amortization period is 2.6 years at December 31, 2019. Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2020	$6,767
2021	6,425
2022	1,766
2023	328
2024 and thereafter	615

$15,901

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

        On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity ("VIE") that is accounted for under the equity method. As of December 31, 2019, we have funded $8.5 million in capital contributions to Pantaya. We record the income or loss on investment on a one quarter lag. As of March 31, 2019, our applicable pro rata share of the inception-to-date losses exceeded our contractual funding commitment of $10 million. As such, our cumulative share of the losses is limited to $10 million and no additional losses were recorded following the three months ended March 31, 2019. For the years ended December 31, 2019 and 2018, we recorded $0.3 million and $6.9 million, respectively in loss on equity method investments in the accompanying consolidated statements of operations. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Pantaya, we also present as a liability in the accompanying consolidated balance sheets the net balance recorded for our share of Pantaya's losses in excess of the amount funded into Pantaya, which was $1.5 million and $5.0 million at December 31, 2019 and 2018, respectively. At December 31, 2019 and 2018, we had a receivable balance of $3.9 million and $2.0 million, respectively, and is included in accounts receivable and other assets in the accompanying consolidated balance sheets.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Equity Method Investments (Continued)

The joint venture is deemed a VIE that is accounted for under the equity method. As of December 31, 2019, we have funded $111.7 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For years ended December 31, 2019 and 2018, we recorded $30.2 million and $28.3 million in loss on equity method investment, net of a preferred return on capital funded, in the accompanying consolidated statements of operations, respectively. The net balance recorded in equity method investments related to the Canal 1 joint venture was $44.2 million and $46.7 million at December 31, 2019 and 2018, respectively, and is included in equity method investments in the accompanying consolidated balance sheets. At December 31, 2019 and 2018, we had a receivable balance of $2.0 million and $1.4 million, respectively, and is included in other assets in the accompanying consolidated balance sheets.

        On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. We record the income or loss on investment on a one quarter lag. For the year ended December 31, 2019, we recorded $0.5 million in gain on equity method investment inclusive of preferred return on capital funded, in the accompanying consolidated statement of operations. For the year ended December 31, 2018, we recorded $0.1 million in loss on equity method investment, inclusive of preferred return on capital funded, in the accompanying consolidated statement of operations. The net balance recorded in equity method investments was $5.5 million and $5.0 million at December 31, 2019 and 2018, respectively, and is included in the accompanying consolidated balance sheets. We have no additional commitment to fund the operations of the venture.

        On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC ("Snap JV") (we own 75% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC ("MarVista"), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of December 31, 2019, we have funded $0.3 million into Snap JV. We record the income or loss on investment on a one quarter lag. For the years ended December 31, 2019 and 2018, we have recorded $0.3 million and $0 million, respectively, in loss on equity method investments in the accompanying consolidated statements of operations. The net balance recorded in equity method investments related to Snap JV was $0.0 million and $0 million at December 31, 2019 and 2018, respectively, and is included in equity method investments in the accompanying consolidated balance sheets.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 7. Equity Method Investments (Continued)

        The Company records the income or loss on investment on a one quarter lag. Summary unaudited financial data for our equity investments as of and for the twelve months ended September 30, 2019 are included below (amounts in thousands):

Equity Investees
Current assets	$34,719
Non-current assets	29,507
Current liabilities	74,917
Non-current liabilities	41,296
Redeemable stock and non-controlling interests	(392)
Net revenue	37,380
Operating loss	(37,623)
Net loss	$(58,057)

Note 8. Income Taxes

        For the years ended December 31, 2019 and 2018, Income before provision for income taxes, includes the following components (amounts in thousands):

	2019	2018
Domestic income	$21,695	$9,797
Foreign loss	(13,080)	(10,323)

Income before provision for income taxes	$8,615	$(526)

        For the years ended December 31, 2019 and 2018, income tax expense is comprised of the following (amounts in thousands):

	2019	2018
Current income tax expense	$8,493	$9,231
Deferred income tax	3,593	1,040

Income tax expense	$12,086	$10,271

        Current tax expense for the years ended December 31, 2019 and 2018, includes foreign withholding tax of $1.4 million and $1.5 million, respectively.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

        For the years ended December 31, 2019 and 2018, the reconciliation of income tax (benefit) expense computed at the U.S. federal statutory rates to income tax expense is (amounts in thousands):

	2019	2018
Income tax (benefit) expense at federal statutory rate—US Only	$1,810	$(108)
Income tax expense at federal statutory rate—Foreign Only	3,637	3,832
Permanent items	184	836
Return to provision true-ups—Current/Deferred	301	(51)
Foreign rate differential	(2,284)	(141)
Foreign tax credits	(5,501)	(7,890)
Foreign valuation allowance	10,007	9,429
Change in FTC valuation allowance	3,785	4,141
Revaluation of Puerto Rico deferred taxes	(1,361)	—
Foreign withholding taxes	1,449	1,499
Deferred foreign tax credit offset	(421)	(873)
State taxes and state rate change	480	374
Puerto Rico tax rate change	—	(722)
UTP adjustment	—	(55)

Income tax expense	$12,086	$10,271

        The effective tax rate for the period ending December 31, 2019, excluding our share of the operating results from our equity investment in Canal 1 and return to provision adjustments, was 30%.

        The 2017 Tax Cuts and Jobs Act ("Jobs Act") enacted on December 22, 2017. The Jobs Act revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood or our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance. Additionally, the Company evaluated the potential interest limitation established under the tax act and determined that no limitation would affect the 2019 provision for income taxes.

        For the year ended December 31, 2019, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate, are the continued impact of the Tax Act that reduced the federal tax rate to 21%, resulting in a valuation allowance on foreign tax credit carryforwards generated in 2019 of $3.8 million and the loss on the Company's equity investment in Canal 1, which created a deferred tax asset, requiring an additional $10 million valuation allowance. In 2019, the Company qualified for Puerto Rico tax incentive in connection with local programming, and as a result, the company revalued certain deferred tax assets and liabilities, resulting in a net reduction of deferred tax liabilities of $1.4 million. Additionally, the increase in deferred tax liabilities in Puerto Rico increased the offsetting deferred tax asset in the U.S.

        For the year ended December 31, 2018, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate, are the continued impact of the Tax Act that reduced the federal tax rate to 21%, resulting in a valuation allowance on foreign tax credit carryforwards generated in 2018 of $4.1 million and the loss on the Company's equity investment in Canal 1, which created a deferred tax asset, requiring an additional $9.4 million valuation allowance.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

Additionally, increase in deferred tax liabilities in Puerto Rico increased the offsetting deferred tax asset in the U.S.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing its income tax returns in accordance with tax regulations and the net tax effects of operating loss and tax credits carried forward. Net deferred tax liabilities consist of the following components as of December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Deferred tax assets:
Allowances for doubtful accounts	$776	$820
Deferred branch tax benefit	11,813	11,801
Deferred revenue	109	84
NOL credit and other carryovers	274	204
Fixed assets	94	51
Accrued expenses	1,455	1,123
Foreign tax credit	18,497	14,729
Stock compensation	3,634	3,613
Pension	360	196
Interest rate swap	178	—
Intangibles	1,354	1,447
Equity method gains and losses	21,976	12,900
Other DTA	38	17
Less: Foreign income valuation allowance	(22,570)	(12,546)
Less: Foreign tax credit valuation allowance	(18,497)	(14,729)

Total deferred tax assets	19,491	19,710

Deferred tax liabilities:
Prepaid expenses	(504)	(404)
Intangibles	(15,496)	(15,788)
Interest rate swap	—	(365)
Property and equipment	(8,225)	(6,678)
Amortization expense	(13,389)	(11,705)

Total deferred tax liabilities	(37,614)	(34,940)

	$(18,123)	$(15,230)

        The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets at December 31, 2019 and 2018 as follows (amounts in thousands):

	2019	2018
Non-current assets	$1,208	$4,290

Non-current liabilities	$19,331	$19,520

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 8. Income Taxes (Continued)

        At December 31, 2019 and 2018, the Company has foreign tax credit carryforwards for U.S. federal purposes and foreign minimum credits totaling $18.5 million and $14.7 million, respectively, which expire during the years 2021 through 2028. In addition, the impact of foreign tax credits and related valuation allowance had an impact on the tax rate. These tax credits were generated on revenues earned by our channels for airing content in Puerto Rico, and Latin America. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. As the Jobs Act significantly reduced the U.S. tax rate to 21%, the Company anticipates generating excess foreign tax credits and would not be able to use its historic foreign tax credits before they expire. As a result, in 2019 and in 2018, the Company recorded a valuation allowance against our foreign tax credits of $18.5 million and $14.7 million, respectively. In addition, the Canal 1 operations incurred losses in 2019 and 2018, and the Company concluded that it is more likely than not to use the created deferred tax assets and recorded a valuation allowance of $22.6 million and $12.5 million against the balance at December 31, 2019 and 2018, respectively. The Company has foreign net operating losses carryforwards related to its Canal 1 investment totaling $0.8 million and $0.6 million, at December 31, 2019 and 2018, respectively, which expire beginning in 2029.

        Upon audit, taxing authorities may prohibit the realization of all or part of an uncertain tax position. The Company regularly assesses the outcome of potential examinations in each of the tax jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2019 and 2018, the Company has no uncertain tax position reserves.

Note 9. Long-Term Debt

        Long-term debt as of December 31, 2019 and 2018 consists of the following (amounts in thousands):

	December 31, 2019	December 31, 2018
Senior Notes due February 2024	$204,540	$206,091
Less: Current portion	2,134	2,134

	$202,406	$203,957

        On February 14, 2017 (the "Closing Date"), the Borrowers amended the Term Loan Facility (the "Second Amended Term Loan Facility"). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility bears interest at the Borrowers' option of either (i) London Inter-bank Offered Rate ("LIBOR") plus a margin of 3.50% or (ii) an Alternate Base Rate ("ABR") plus a margin of 2.50%. The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the "Incremental Facility") allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the "Incremental Facility Increase") provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9. Long-Term Debt (Continued)

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

        In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.2x at December 31, 2019, resulting in an excess cash flow percentage of 0% and therefore, no excess cash flow payment will be due in March 2020.

        As of December 31, 2019, the original issue discount balance was $1.4 million, net of accumulated amortization of $2.1 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the consolidated balance sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.0 million, net of accumulated amortization of $2.3 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at December 31, 2019 as presented on the consolidated balance sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

        The carrying value of the long-term debt approximates fair value at December 31, 2019 and 2018, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 9. Long-Term Debt (Continued)

under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of December 31, 2019 (amounts in thousands):

Year Ending December 31,	Amount
2020	$2,134
2021	2,134
2022	2,134
2023	2,134
2024	198,411

$206,947

Note 10. Derivative Instruments

        We use derivative financial instruments in the management of our interest rate exposure. Our strategy is to eliminate the cash flow risk on a portion of the variable rate debt caused by changes in the designated benchmark interest rate, LIBOR. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

        On May 4, 2017, we entered into two identical pay-fixed, receive-variable, interest rate swaps with two different counterparties, to hedge the variability in the LIBOR interest payments on an aggregate notional value of $100.0 million of our Second Amended Term Loan Facility beginning May 31, 2017, through the expiration of the swaps on March 31, 2022. At inception, these interest rate swaps were designated as cash flow hedges of interest rate risk, and as such, the unrealized changes in fair value are recorded in accumulated other comprehensive income ("AOCI").

        The change in the fair value of the interest rate swap agreements for the year ended December 31, 2019, resulted in an unrealized loss of $2.4 million and was included in AOCI net of taxes. The change in the fair value of the interest rate swap agreements for the year ended December 31, 2018, resulted in an unrealized gain of $0.8 million and was included in AOCI net of taxes. The Company received $0.4 million and $0.1 million of net interest on the settlement of the interest rate swap agreements for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the years ended December 31, 2019 and 2018, respectively.

        The aggregate fair value of the interest rate swaps was $0.8 million as of December 31, 2019, and was recorded in Derivative liability in other long-term liabilities on the accompanying consolidated balance sheet. The aggregate fair value of the interest rate swaps was $1.6 million as of December 31, 2018, and was recorded in Swap asset in other non-current assets, on the accompanying consolidated balance sheet.

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

        The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying consolidated balance sheets as of December 31, 2019 and 2018 (amounts in thousands):

		Estimated Fair Value
		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$804	—	$804

		Estimated Fair Value
		December 31, 2018
	Balance Sheet Location
Category		Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other assets	—	$1,619	—	$1,619

        Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of December 31, 2019, there were no changes to the fair value of non-financial assets and liabilities measured on a nonrecurring basis.

        The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 12. Stockholders' Equity

Capitalization

Capital Stock

        As of December 31, 2019, the Company had 20,184,412 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

        On June 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company's Class A common stock, par value $0.0001 per share ("Class A common stock"). Under the Company's stock repurchase program, management is authorized to purchase shares of the Company's common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. During the year ended December 31, 2019, the Company repurchased 51,227 shares of Class A common stock

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stockholders' Equity (Continued)

under the repurchase program for an aggregate purchase price of $0.6 million. As of December 31, 2019, the Company repurchased 2.0 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $25.0 million, and the repurchased shares were recorded as treasury stock on the accompanying consolidated balance sheets. As of June 30, 2019, the Company completed this stock repurchase program.

        On August 15, 2018, the Company announced that its Board of Directors authorized the repurchase of up to an additional $25.0 million of the Company's Class A common stock on an opportunistic basis. As of December 31, 2019, no share repurchases have been made.

Voting

        Class B common stock votes on a 10 to 1 basis with the Class A common stock, which means that each share of Class B common stock will have 10 votes and each share of Class A common stock will have 1 vote. The Class B common stock shall be convertible in whole or in part at any time at the option of the holder or holders thereof, into an equal number of Class A common stock.

Equity Incentive Plans

        Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the "Equity Incentive Plan") to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At December 31, 2019, 1.2 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company's Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

        The Company's time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee's continued employment or service with the Company. The Company's event-based restricted stock awards and option awards generally vest either upon the Company's Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on at least 10 trading days, subject to the grantee's continued employment or service with the Company. On December 27, 2019, the Company's event-based restricted stock awards and event-based options vested in accordance with the Company's Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on 10 trading days. Other event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company's annual shareholder meeting.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stockholders' Equity (Continued)

Stock-Based Compensation

        Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense $4.8 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, there was $4.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2019, there was $5.2 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.

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

Black-Scholes Option Valuation Assumptions	Year Ended December 31, 2019	Year Ended December 31, 2018
Risk-free interest rate	1.6%	2.7% - 3.0%
Dividend yield	—	—
Volatility	40.3%	39.0% - 41.0%
Weighted-average expected term (years)	6.0	6.0

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stockholders' Equity (Continued)

        The following table summarizes stock option activity for the years ended December 31, 2019 and 2018 (shares and intrinsic values in thousands):

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2017	2,898	$11.62	6.5	$1,738
Granted	109	12.84	6.0	—
Exercised	(67)	13.38	—	—
Forfeited	(24)	12.30	—	—
Expired	(6)	12.10	—	—

Outstanding at December 31, 2018	2,910	$11.62	5.6	$2,806

Granted	1,025	12.06	6.0	—
Exercised	(60)	11.63	—	—
Forfeited	—	—	—	—
Expired	(20)	13.64	—	—

Outstanding at December 31, 2019	3,855	$11.72	6.1	$12,101

Vested at December 31, 2019	2,732	$11.57	4.6	$9,016

Exercisable at December 31, 2019	2,732	$11.57	4.6	$9,016

        The weighted average grant date fair value of options granted for the years ended December 31, 2019 and 2018 was $4.93 and $5.49, respectively. On December 27, 2019, 0.3 million event-based options vested in accordance with the Company's Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on 10 trading days.

Restricted Stock

        Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 12. Stockholders' Equity (Continued)

Carlo simulation model. The following table summarizes restricted share activity for the years ended December 31, 2019 and 2018 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2017	504	$10.23
Granted	93	11.85
Vested	(218)	11.49
Forfeited	(9)	11.85

Outstanding at December 31, 2018	370	$9.86
Granted	581	12.37
Vested	(352)	9.78
Forfeited	(7)	14.55

Outstanding at December 31, 2019	592	$12.32

        On December 27, 2019, 0.2 million event-based restricted stock vested in accordance with the Company's Class A common stock attaining a $15.00 closing price per share, as quoted on the NASDAQ Global Market, on 10 trading days.

Note 13. Contingencies

        The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 14. Leases

        On January 1, 2019, we adopted Financial Accounting Standards Board ("the FASB") ASC Topic 842, Leases (ASC 842) (the "new lease standard"), using a modified retrospective transition approach with application as of the effective date of initial application without restating comparative period financial statements. The core principle of the new lease standard is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases, in the statement of financial position. We measure our lease liabilities as the present value of remaining lease payments using our incremental borrowing rate applicable to the lease term as the discount rate. We elected to apply the package of practical expedients to our adoption of the new lease standard, which includes allowing us to continue utilizing historical classification of leases. We did not elect the practical expedient that permits a reassessment of lease terms for existing leases.

        The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Total lease cost was $0.9 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively. Leases with a term of one year or less are classified as short-term and are not recognized in the statement of financial position.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14. Leases (Continued)

        A summary of the classification of operating leases on our consolidated balance sheet as of December 31, 2019 (amounts in thousands):

		December 31, 2019
Operating lease right-of-use assets		$1,833
Operating lease liability, current	(Other accrued expenses)	538
Operating lease liability, non-current	(Other long-term liabilities)	$1,574

        Components of lease cost reflected in our consolidated statement of operations for the year ended December 31, 2019 (amounts in thousands):

December 31, 2019
Operating lease cost	$656
Short-term lease cost	223

Total lease cost	$879

        A summary of weighted-average remaining lease term and weighted-average discount rate as of December 31, 2019:

Weighted-average remaining lease term	4.1 years
Weighted average discount rate	6.9%

        Supplemental cash flow and other non-cash information for the year ended December 31, 2019 (amounts in thousands):

Operating cash flows from operating leases	$719
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	393

        Future annual minimum lease commitments as of December 31, 2019 were as follows (amounts in thousands):

December 31, 2019
2020	$674
2021	591
2022	473
2023	387
2024	328

Total minimum payments	$2,453
Less: amount representing interest	(341)

Lease liability	$2,112

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 14. Leases (Continued)

        The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the future annual minimum lease commitments as of December 31, 2018 are provided below (in thousands):

December 31, 2018
2019	$1,571
2020	367
2021	350
2022	355
2023	302

Total minimum payments	$2,945

Note 15. Commitments

        The Company has other commitments in addition to the various operating leases included in Note 14, "Leases" of Notes to Consolidated Financial Statements, primarily programming.

        Future minimum payments as of December 31, 2019, are as follows (amounts in thousands):

Amounts
2020	$13,938
2021	4,875
2022	1,561
2023	442
2024	232

Total minimum payments	$21,048

Note 16. Retirement Plans

        WAPA, a wholly owned subsidiary of the Company, makes contributions to the Televicentro de Puerto Rico Special Retirement Benefits (the "Retirement Plan"). The Retirement Plan is available to all union employees after completing three (3) months of service. Eligible employees, those meeting active service minimums and minimum age requirements, are eligible to receive a one-time lump sum payment at retirement, of two (2) weeks per year of service capped at a maximum payment of forty-five (45) weeks. The number of retirees is capped at five (5) per year. There are 154 participants in the

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16. Retirement Plans (Continued)

Retirement Plan. Following is the plan's projected benefit obligation at December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Projected benefit obligation:
Balance, beginning of the year	$2,362	$2,242
Service cost	88	89
Interest cost	90	74
Actuarial loss (gain)	291	(43)
Benefits paid to participants	(194)	—

Balance, end of year	$2,637	$2,362

        At December 31, 2019 and 2018, the funded status of the plan was as follows (amounts in thousands):

	2019	2018
Excess of benefit obligation over the value of plan assets	$(2,637)	$(2,362)
Unrecognized net actuarial loss	575	290
Unrecognized prior service cost	28	36

Accrued benefit cost	$(2,034)	$(2,036)

        The plan is unfunded. As such, the Company is not required to make annual contributions to the plan.

        At December 31, 2019 and 2018, the amounts recognized in the consolidated balance sheets were classified as follows (amounts in thousands):

	2019	2018
Accrued benefit cost	$(2,637)	$(2,362)
Accumulated other comprehensive loss	603	326

Net amount recognized	$(2,034)	$(2,036)

        Amounts recorded in accumulated other comprehensive loss are reported net of tax.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16. Retirement Plans (Continued)

        The benefits expected to be paid in each of the next five years and thereafter are as follows (amounts in thousands):

December 31, 2019
2020	$182
2021	334
2022	184
2023	149
2024	114
2025 through 2029	760

$1,723

        At December 31, 2019 and 2018, the following weighted-average rates were used:

	2019	2018
Discount rate on the benefit obligation	2.84%	3.96%
Rate of employee compensation increase(a)	1.75% - 2.50%	1.75% - 2.50%

(a)
Rate of employee compensation increase is 1.75% per year through 2021, and 2.5% per year thereafter.

        Pension expense for the years ended December 31, 2019 and 2018, consists of the following (amounts in thousands):

	2019	2018
Service cost	$88	$89
Interest cost	90	74
Expected return on plan assets	—	—
Recognized actuarial loss (gain)	—	—
Amortization of prior service cost	8	8
Net loss amortization	6	14

	$192	$185

        WAPA makes contributions to the Plan, a multiemployer pension plan with a plan year end of December 31, that provides defined benefits to certain employees covered by the main CBA. Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for three employees covered by the other CBA which expired on June 27, 2019 and we continue to operate under the terms of the CBA.

        The risks in participating in such a plan are different from the risks of single-employer plans, in the following respects:

  •
  Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of any other participating employer.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16. Retirement Plans (Continued)

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

        WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices ("Notices") and the below-noted Rehabilitation Plan, as defined by the Pension Protection Act of 2006 ("PPA"), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical and declining status, the "Red Zone", as defined by the PPA and MPRA, due to the projected insolvency of the Plan within the next 19 years. A plan of rehabilitation ("Rehabilitation Plan") was adopted by the Trustees of the Plan ("Trustees") on May 1, 2010 and then updated on November 17, 2015. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as "adjustable benefits." In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the "schedules" of changes as set forth under the Rehabilitation Plan. In 2015, the Plan's Trustee's reviewed the Rehabilitation Plan and the financial projections under the Plan and determined that is was not prudent to continue benefit accruals under the current Plan and that implementation of an updated plan with a new benefit design would be in the best interest of the Plan's participants.

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

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements (Continued)

Note 16. Retirement Plans (Continued)

        Pursuant to the last available notice (for the Plan year ended December 31, 2018), WAPA's contributions to the Plan exceeded 5% of total contributions made to the Plan.

        Further information about the Plan is presented in the table below (amounts in thousands):

		Pension Protection Act Zone Status	Funding Improvement Plan/Rehabilitation Plan	WAPA's Contribution			Expiration Date of Collective Bargaining Agreements
						Surcharge Imposed
Pension Fund	EIN	2018	Status	2019	2018
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$158	$138	No	June 27, 2019 May 31, 2022