Form 10-Q
period 2020-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2020-05-11
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of May 8, 2020
Class A common stock, par value $0.0001 per share	20,125,216 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2020

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “ComScore” refers to comScore, Inc.; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “MarVista” refers to Mar Vista Entertainment, LLC, a Delaware limited liability company; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

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

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q, those factors include:

•	the deterioration of general economic conditions, political instability, social unrest, and public health crises, such as the occurrence of a contagious disease like the novel coronavirus (“COVID-19”), either nationally or in the local markets in which we operate, including, without limitation, in the Commonwealth of Puerto Rico;

•	the effects of Hurricanes Irma and Maria and recent earthquakes in Puerto Rico on our business, including, without limitation, affiliate revenue that we receive and the advertising market in Puerto Rico as well as our customers, employees, third-party vendors and suppliers and the short and long-term migration shifts in Puerto Rico;

•	our ability to timely and fully recover proceeds under our insurance policies in Puerto Rico following Hurricanes Maria and Irma, including one of our policies with an insurance carrier which was placed under an order of rehabilitation;

•	the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to businesses that we acquire;

•	the potential for viewership of our Networks’ programming to decline or unexpected reductions in the number of subscribers to our Networks;

•	the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;

•	the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;

•	the risk that we may become responsible for certain liabilities of the businesses that we acquire or joint ventures we enter into;

•	future financial performance, including our ability to obtain additional financing in the future on favorable terms;

•	the failure of our Business to produce projected revenues or cash flows;

•	reduced access to capital markets or significant increases in borrowing costs;

•	our ability to successfully manage relationships with customers and Distributors and other important third parties;

•	continued consolidation of Distributors in the marketplace;

•	a failure to secure affiliate agreements or renewal of such agreements on less favorable terms;

•	disagreements with our Distributors over contract interpretation;

•	our success in acquiring, investing in and integrating complementary businesses;

•	the outcome of any pending or threatened litigation;

•	the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;

•	strikes or other union job actions that affect our operations, including, without limitation, failure to renew our collective bargaining agreements on mutually favorable terms;

•	changes in technology, including changes in the distribution and viewing of television programming, expanded deployment of personal video recorders, video on demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;

•	the failure or destruction of satellites or transmitter facilities that we depend upon to distribute our Networks;

•	uncertainties inherent in the development of new business lines and business strategies;

•	changes in pricing and availability of products and services;

•	uncertainties regarding the financial results of equity method investees and changes in the nature of key strategic relationships with partners and Distributors;

•	changes in domestic and foreign laws or regulations under which we operate;

•	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;

•	the ability of suppliers and vendors to deliver products and services;

•	fluctuations in foreign currency exchange rates and political unrest and regulatory changes in the international markets in which we operate;

•	changes in the size of the U.S. Hispanic population, including the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America;

•	changes in, or failure or inability to comply with, government regulations including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; and

•	competitor responses to our products and services.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash	$95,009	$92,151
Accounts receivable, net of allowance for doubtful accounts of $1,110 and $507, respectively	29,212	29,269
Due from related parties	1,020	1,626
Programming rights	11,140	11,691
Prepaids and other current assets	12,457	11,003
Total current assets	148,838	145,740
Programming rights, net of current portion	15,701	14,804
Property and equipment, net	33,440	34,319
Operating lease right-of-use assets	1,701	1,833
Broadcast license	41,356	41,356
Goodwill	167,322	167,322
Other intangibles, net	30,684	32,587
Deferred income taxes	1,748	1,208
Equity method investments	42,106	49,639
Other assets	4,135	3,979
Total Assets	$487,031	$492,787

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	2,537	1,925
Due to related parties	643	669
Accrued agency commissions	4,625	4,662
Accrued compensation and benefits	3,327	5,021
Accrued marketing	5,777	5,327
Other accrued expenses	8,937	6,596
Programming rights payable	8,559	6,369
Investee losses in excess of investment	—	1,484
Current portion of long-term debt	2,134	2,134
Total current liabilities	36,539	34,187
Programming rights payable, net of current portion	897	820
Long-term debt, net of current portion	202,019	202,406
Deferred income taxes	19,331	19,331
Other long-term liabilities	5,224	2,917
Defined benefit pension obligation	2,502	2,457
Total Liabilities	266,512	262,118

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at March 31, 2020 and December 31, 2019	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,202,314 shares issued at March 31, 2020 and December 31, 2019	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	275,798	274,518
Class A treasury stock, at cost 5,609,966 at March 31, 2020 and December 31, 2019	(60,521)	(60,521)
Retained earnings	6,647	16,075
Accumulated other comprehensive loss	(2,679)	(792)
Total Hemisphere Media Group Stockholders’ Equity	219,250	229,285
Equity attributable to non-controlling interest	1,269	1,384
Total Stockholders’ Equity	220,519	230,669
Total Liabilities and Stockholders’ Equity	$487,031	$492,787

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Net revenues	$32,409	$35,110
Operating Expenses:
Cost of revenues	10,967	10,214
Selling, general and administrative	11,233	10,901
Depreciation and amortization	3,131	4,067
Other expenses	3,021	231
Gain from FCC repack and other	(9)	(1,462)
Total operating expenses	28,343	23,951
Operating income	4,066	11,159
Other expense:
Interest expense, net	(2,786)	(2,960)
Loss on equity method investments	(7,019)	(7,376)
Impairment of equity method investment	(5,479)	—
Total other expense	(15,284)	(10,336)
(Loss) income before income taxes	(11,218)	823
Income tax benefit (expense)	1,675	(2,556)
Net loss	(9,543)	(1,733)
Net loss attributable to non-controlling interest	115	47
Net loss attributable to Hemisphere Media Group, Inc.	$(9,428)	$(1,686)

Loss per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.24)	$(0.04)
Diluted	$(0.24)	$(0.04)
Weighted average shares outstanding:
Basic	39,313	39,031
Diluted	39,313	39,031

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Loss

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(9,543)	$(1,733)
Other comprehensive loss:
Change in fair value of interest rate swap, net of income taxes	(1,887)	(678)
Comprehensive loss	(11,430)	(2,411)
Comprehensive loss attributable to non-controlling interest	115	47
Comprehensive loss attributable to Hemisphere Media Group	$(11,315)	$(2,364)

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2020

(Unaudited)

(amounts in thousands)

	Class A Common Stock		Class B Common Stock		Additional Paid In	Class A Treasury	Retained	Accumulated Comprehensive	Non- controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at December 31, 2019	25,202	$3	19,720	$2	$274,518	$(60,521)	$16,075	$(792)	$1,384	$230,669
Net loss	—	—	—	—	—	—	(9,428)	—	(115)	(9,543)
Stock-based compensation	—	—	—	—	1,280	—	—	—	—	1,280
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,887)		(1,887)
Balance at March 31, 2020	25,202	$3	19,720	$2	$275,798	$(60,521)	$6,647	$(2,679)	$1,269	$220,519

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

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2020	2019
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net loss	$(9,543)	$(1,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,131	4,067
Program amortization	3,311	3,256
Amortization of deferred financing costs and original issue discount	147	145
Stock-based compensation	1,280	917
Provision for bad debts	600	84
Loss on equity method investments	7,019	7,376
Impairment of equity method investment	5,479	—
Gain from FCC repack	(9)	(1,462)
Amortization of operating lease right-of-use assets	115	118
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(543)	2,911
Due from related parties, net	580	131
Programming rights	(3,657)	(3,900)
Prepaids and other assets	(1,593)	(2,172)
(Decrease) increase in:
Accounts payable	612	1,256
Other accrued expenses	1,060	(6,895)
Programming rights payable	2,267	1,324
Income taxes payable	—	1,202
Other liabilities	(75)	1,397
Net cash provided by operating activities	10,181	8,022
Cash Flows From Investing Activities:
Funding of equity method investments	(6,449)	(13,796)
Capital expenditures	(349)	(2,914)
FCC repack proceeds	9	1,462
Net cash used in investing activities	(6,789)	(15,248)
Cash Flows From Financing Activities:
Repayments of long-term debt	(534)	(534)
Purchases of common stock	—	(513)
Net cash used in financing activities	(534)	(1,047)
Net increase (decrease) in cash	2,858	(8,273)
Cash:
Beginning	92,151	94,478
Ending	$95,009	$86,205

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,767	$3,974
Income taxes	$2	$—
Non-cash investing activity:
Acquisition financed in part by treasury shares	$—	$588

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

Nature of business: The accompanying Condensed Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), HMTV Cable, Inc., the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV (see below), and HMTV Distribution, LLC, the parent of Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries (“Snap Media”), in which we own a 75% interest. Hemisphere was formed on January 16, 2013 for purposes of effecting its initial public offering, which was consummated on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Condensed Consolidated Financial Statements.

Reclassification: Certain prior year amounts on the presented Condensed Consolidated Statement of Cash Flows have been reclassified to conform to current year presentation.

Basis of presentation: The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three months ended March 31, 2020 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2020. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted loss per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator for loss per common share calculation:
Net loss attributable to Hemisphere Media Group, Inc.	$(9,428)	$(1,686)

Denominator for loss per common share calculation:
Weighted-average common shares, basic	39,313	39,031
Effect of dilutive securities
Stock options and restricted stock	—	—
Weighted-average common shares, diluted	39,313	39,031

Loss per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.24)	$(0.04)
Diluted	$(0.24)	$(0.04)

We apply the treasury stock method to measure the dilutive effect of its outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted loss per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 1.6 million and 1.1 million shares of common stock for the three months ended March 31, 2020 and 2019, respectively, were excluded from the computation of diluted loss per common share for this period because their effect would have been anti-dilutive. The net loss per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from operations for each of the three months ended March 31, 2020 and 2019, 0.5 million outstanding awards were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Risks and Uncertainties: In March 2020, the World Health Organization characterized the novel coronavirus ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Even during these unprecedented times, we have continued the production of news and certain programming, as our viewers rely on our Networks to keep them informed.

The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. Beginning in March 2020, the Company experienced adverse advertising revenue impacts. Operationally, all non-production and programming personnel are working remotely, and the Company has restricted business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated.

The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its Condensed Consolidated Financial Statements, including the impairment of goodwill and indefinite-lived intangible assets and the fair value of equity method investments. The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. Although the effect of the pandemic may not be fully reflected in the Company’s business until future periods, the Company believes that the adverse impact of the COVID-19 pandemic could be material to its results of operations. The Company believes it has substantial liquidity to satisfy its financial commitments, including its long-term debt.

Use of estimates:  In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three months ended March 31, 2020 and 2019. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recently adopted Accounting Standards: On January 1, 2020, we adopted Financial Accounting Standards Board (“the FASB”) ASU 2019-02—Entertainment—Films-Other Assets-Film Costs (Subtopic 926-20): Improvements to Accounting for Costs of Films. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominately monetized with other owned or licensed content. The adoption of this ASU did not have an impact on our accompanying Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2020.

Accounting guidance not yet adopted: In January 2017, the FASB issued ASU Update 2017 04—Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The amendments in this Update simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under amendments in this Update, an entity would perform its annual, or interim, testing by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments in this Update are effective for Small Reporting Companies with fiscal years beginning after December 15, 2022, and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact, if any, that the updated accounting guidance will have on our accompanying Condensed Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The updated guidance simplifies the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The updated guidance is effective for the fiscal years beginning after December 15, 2020, and interim periods within those fiscal periods and early adoption is permitted. We are currently in the initial stages of our assessment in determining the impact, if any, that the updated accounting guidance will have on our accompanying Condensed Consolidated Financial Statements.

Note 2. Revenue Recognition

The following is a description of principal activities from which we generate our revenue:

Affiliate revenue: We enter into arrangements with multi-channel video distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) to provide a continuous feed of our programming generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific affiliate revenue we earn varies from period to period, distributor to distributor and also varies among our Networks, but are generally based upon the number of each distributor’s paying subscribers who subscribe to our Networks. Changes in affiliate revenue are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to us generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically received within sixty days of the remittance.

Advertising revenue: Advertising revenue is generated from the sale of commercial time, which is typically sold pursuant to sale orders with advertisers providing for an agreed upon commitment and price per spot. We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Payment is typically due and received within thirty days of the invoice date.

Other revenue: Other revenues are derived primarily through the licensing of content to Pantaya and third parties. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content.

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended March 31,
Revenues by type	2020	2019
Affiliate revenue	$19,833	$21,349
Advertising revenue	11,816	13,146
Other revenue	760	615
Total revenue	$32,409	$35,110

Note 3. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

•	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Total expenses incurred were $0.6 million for each of the three months ended March 31, 2020 and 2019. Amounts due to MVS pursuant to the agreement amounted to $0.6 million and $0.7 million at March 31, 2020 and December 31, 2019, respectively.

•	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that operates a subscription satellite television service throughout Mexico, and distributes Cinelatino as part of its service. Total revenues recognized were $0.3 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. Amounts due from Dish Mexico amounted to $0.2 million and $0.3 million at March 31, 2020 and December 31, 2019, respectively.

•	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. Amounts due from MVS pursuant to this agreement amounted to $0.5 million and $0.7 million at March 31, 2020 and December 31, 2019, respectively.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.1 million for each of the three months ended March 31, 2020 and 2019. No amounts were due to this related party at March 31, 2020 and December 31, 2019.

The Company is party to an output agreement with Pantelion Films, LLC (“Pantelion”), a joint venture made up of several organizations, including Panamax Films, LLC (an entity owned by James M. McNamara) and Lions Gate Films, Inc. (“Lionsgate”), for the licensing of movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.2 million and $0.0 million for three months ended March 31, 2020 and 2019, respectively. At March 31, 2020 and December 31, 2019, $2.2 million and $1.8 million, respectively, is included in programming rights payable in the accompanying Condensed Consolidated Balance Sheets related to this agreement.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31,	December 31,
	2020	2019
Broadcast license	$41,356	$41,356
Goodwill	167,322	167,322
Other intangibles	30,684	32,587
Total intangible assets	$239,362	$241,265

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the three months ended March 31, 2020 is as follows (amounts in thousands):

	Net Balance at December 31, 2019	Additions	Impairment	Net Balance at March 31, 2020
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	167,322	—	—	167,322
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$225,364	$—	$—	$225,364

A summary of the changes in the Company’s other amortizable intangible assets for the three months ended March 31, 2020 is as follows (amounts in thousands):

	Net Balance at December 31, 2019	Additions	Amortization	Net Balance at March 31, 2020
Affiliate relationships	$14,352	$—	$(1,498)	$12,854
Advertiser relationships	138	—	(138)	-
Non-compete agreement	826	—	(227)	599
Other intangibles	68	—	(18)	50
Programming contracts	517	—	(22)	495
Total finite-lived intangibles	$15,901	$—	$(1,903)	$13,998

The aggregate amortization expense of the Company’s amortizable intangible assets was $1.9 million and $3.3 million for the three months ended March 31, 2020 and 2019, respectively. The weighted average remaining amortization period is 2.5 years at March 31, 2020.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2020	$4,865
2021	6,424
2022	1,766
2023	328
2024 and thereafter	615
Total	$13,998

Due to the impacts of the COVID-19 pandemic, the Company assessed its goodwill and indefinite lived intangibles for potential indicators of impairment and performed additional qualitative analysis, including evaluation of financial trends and industry and market conditions. Based on the analysis it was concluded that the fair value of our goodwill and intangible assets was more likely than not in excess of the carrying value as of March 31, 2020. We are unable to predict longevity and severity of the COVID-19 pandemic and we will continue to evaluate the potential impact on our Business.

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

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity (“VIE”) that is accounted for under the equity method. During the three months ended March 31, 2020, we funded $1.5 million into Pantaya, bringing our total capital contributions to $10 million, equal to our funding obligation. We record the income or loss on investment on a one quarter lag. As of March 31, 2019, our applicable pro rata share of the inception-to-date losses exceeded our contractual funding commitment of $10 million. As such, our cumulative share of the losses is limited to $10.0 million and no additional losses were recorded following the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, we recorded $0 million and $0.3 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. As of December 31, 2019, we were committed to provide future capital contributions to Pantaya. Accordingly, we presented the net balance recorded for our share of Pantaya’s losses in excess of the amount funded into Pantaya as a liability in the amount of $1.5 million in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2019. During the three month period ended March 31, 2020, we satisfied our capital contribution obligation to Pantaya, and as a result, the balance recorded for our share of Pantaya’s losses in excess of the amount funded was $0, and accordingly, there was no liability presented in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2020. At March 31, 2020 and December 31, 2019, we had a receivable balance from Pantaya of $3.0 million and $3.9 million, respectively, and is included in accounts receivable and other assets in the accompanying Condensed Consolidated Balance Sheets.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of March 31, 2020, we have funded $116.6 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For the three months ended March 31, 2020 and 2019, we recorded $6.8 million and $7.0 million in loss on equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments related to the Canal 1 joint venture was $42.2 million and $44.2 million at March 31, 2020 and December 31, 2019, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2020 and December 31, 2019, we had a receivable balance from Canal 1 of $2.2 million and $2.0 million, respectively, and is included in other assets in the accompanying Condensed Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired. As a result, we have recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. This write-off was recorded in impairment of equity method investment in the Condensed Consolidated Statements of Operations. Due to the above mentioned write-off of the investment carrying value, we did not record any share of the loss from the investment for the three months ended March 31, 2020. For the three months ended March 31, 2019, we recorded $0.0 million in loss on equity method investments in the Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to REMEZCLA was $0 million and $5.5 million at March 31, 2020 and December 31, 2019, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. For more information, see Note 9, “Fair value measurements”.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (we own 75% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of March 31, 2020, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For the three months ended March 31, 2020 and 2019, we recorded $0.2 million and $0 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.1 million and $0.0 million at March 31, 2020 and December 31, 2019, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of and for the three months ended December 31, 2019 are included below (amounts in thousands):

Total Equity Investees
Current assets	$57,692
Non-current assets	$28,659
Current liabilities	$105,052
Non-current liabilities	$26,056
Redeemable stock and non-controlling interests	$(371)
Net revenue	$12,528
Operating loss	$(15,379)
Net loss	$(18,370)

Note 6. Income Taxes

The 2017 Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood or our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance. Additionally, the Company evaluated the potential interest limitation established under the Tax Act and determined that no limitation would affect the 2020 provision for income taxes.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact the CARES Act may have on our accompanying Condensed Consolidated Financial Statements.

For the three months ended March 31, 2020 and 2019, our income tax expense has been computed utilizing the estimated annual effective rates of 38.6% and 32.7%, respectively. The difference between the annual effective rate of 38.6% and the statutory Federal income tax rate of 21% in the three month period ended March 31, 2020, is primarily due to the impact of the Tax Act, which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The annual effective tax rate related to income generated in the U.S. is 27.1%. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 11.4% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the three month period ended March 31, 2020 to 38.6%. The difference between the annual effective rate of 32.7% and the statutory Federal income tax rate of 21% in the three month period ended March 31, 2019, is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits.

Income tax benefit was $1.7 million for the three months ended March 31, 2020. Income tax expense was $2.6 million for the three months ended March 31, 2019.

Note 7. Long-Term Debt

Long-term debt as of March 31, 2020 and December 31, 2019 consists of the following (amounts in thousands):

	March 31, 2020	December 31, 2019
Senior Notes due February 2024	$204,153	$204,540
Less: Current portion	2,134	2,134
	$202,019	$202,406

On February 14, 2017, the Borrowers amended the Term Loan Facility (the “Second Amended Term Loan Facility”). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024, and bears interest at the Borrowers’ option of either (i) London Inter-bank Offered Rate (“LIBOR”) plus a margin of 3.50% or (ii) an Alternate Base Rate (“ABR”) plus a margin of 2.50%. The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the “Incremental Facility”) allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the “Incremental Facility Increase”) provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each cap the cash netted against debt up to a maximum amount of $60.0 million. Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the “Incremental Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

The Second Amended Term Loan Facility requires the Borrowers to make amortization payments (in quarterly installments, which commenced on March 31, 2017) equal to 1.00% per annum with any remaining amount due at final maturity on February 14, 2024. Voluntary prepayments are permitted, in whole or in part, subject to certain minimum prepayment requirements.

In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. In accordance with the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.2x at December 31, 2019, resulting in an excess cash flow percentage of 0% and therefore, no excess cash flow payment was due in March 2020.

As of March 31, 2020, the original issue discount balance was $1.3 million, net of accumulated amortization of $2.2 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the accompanying Condensed Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $1.0 million, net of accumulated amortization of $2.3 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at March 31, 2020 as presented on the accompanying Condensed Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value at March 31, 2020 and December 31, 2019, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of March 31, 2020 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2020	$1,600
2021	2,134
2022	2,134
2023	2,134
2024	198,411
Total	$206,413

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

The change in the fair value of the interest rate swap agreements for the three months ended March 31, 2020 and 2019, resulted in an unrealized loss of $2.4 million and $0.9 million, respectively, and was included in AOCI net of taxes. The Company paid $0.1 million of net interest on the settlement of the interest rate swap agreements for the three months ended March 31, 2020. The Company received $0.1 million of net interest on the settlement of the interest rate swap agreements for the three months ended March 31, 2019. As of March 31, 2020, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the three months ended March 31, 2020 and 2019, respectively.

The aggregate fair value of the interest rate swaps was $3.2 million and $0.8 million as of March 31, 2020 and December 31, 2019, respectively, and was recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (amounts in thousands):

		Estimated Fair Value
		March 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$3,231	—	$3,231

		Estimated Fair Value
		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$804	—	$804

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. During the three months ended March 31, 2020, the Company measured its equity method investment in REMEZCLA and recorded an other-than-temporary non-cash impairment charge using Level 3 inputs. Fair value was estimated using a market approach that reflected estimated revenue multiples, adjusted for liquidity and going-concern uncertainty. For more information, see Note 5, “Equity Method Investments”. There were no other nonfinancial assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 10. Stockholders’ Equity

Capital stock

As of March 31, 2020, the Company had 20,184,412 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On August 15, 2018, the Company announced that its Board of Directors authorized the repurchase of up to $25.0 million of the Company’s Class A common stock on an opportunistic basis. As of March 31, 2020, no repurchases have been made.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At March 31, 2020, 1.2 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company’s event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company’s annual stockholder meeting.

Stock-based compensation

Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense was $1.3 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was $3.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. At March 31, 2020, there was $4.4 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years.

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

Black-Scholes Option Valuation Assumptions	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Risk-free interest rate	—	1.6%
Dividend yield	—	—
Volatility	—	40.3%
Weighted-average expected term (years)	—	6.0

The following table summarizes stock option activity for the three months ended March 31, 2020 (shares and intrinsic value in thousands):

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2019	3,855	$11.72	6.1	$12,101
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2020	3,855	$11.72	5.8	$—
Vested at March 31, 2020	2,752	$11.57	4.4	$—
Exercisable at March 31, 2020	2,752	$11.57	4.4	$—

There were no options granted during the three months ended March 31, 2020.

Restricted stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan.  The time-based restricted stock grants vest primarily over a period of three years.  The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the three months ended March 31, 2020 (shares in thousands):

	Number of shares	Weighted-average grant date fair value
Outstanding at December 31, 2019	592	$12.32
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2020	592	$12.32

There were no restricted stock grants during the three months ended March 31, 2020.

Note 11. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 12. Leases

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Total lease cost was $0.2 million for each of the three months ended March 31, 2020 and 2019. Leases with a term of one year or less are classified as short-term and are not recognized in the Condensed Consolidated Balance Sheets.

A summary of the classification of operating leases on our Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (amounts in thousands):

		March 31,	December 31,
		2020	2019
Operating lease right-of-use assets		$1,701	$1,833
Operating lease liability, current	(Other accrued expenses)	540	538
Operating lease liability, non-current	(Other long-term liabilities)	$1,453	$1,574

Components of lease cost reflected in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	March 31, 2020	March 31, 2019
Operating lease cost	$168	$155
Short-term lease cost	73	49
Total lease cost	$241	$204

A summary of weighted-average remaining lease term and weighted-average discount rate as of March 31, 2020:

Weighted-average remaining lease term	4.0 years
Weighted average discount rate	6.9%

Supplemental cash flow and other non-cash information for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	March 31,	March 31,
	2020	2019
Operating cash flows from operating leases	$154	$139
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—	—

Future annual minimum lease commitments as of March 31, 2020 were as follows (amounts in thousands):

March 31, 2020
Remainder of 2020	$520
2021	591
2022	473
2023	387
2024	328
Total minimum payments	$2,299
Less: amount representing interest	(306)
Lease liability	$1,993

Note 13. Commitments

The Company has other commitments in addition to the various operating leases included in Note 12, “Leases”, primarily programming.

Future minimum payments as of March 31, 2020, are as follows (amounts in thousands):

March 31, 2020
Remainder of 2020	$10,436
2021	4,771
2022	1,448
2023	375
2024 and thereafter	232
Total	$17,262

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

Headquartered in Miami, Florida, our portfolio consists of the following:

•	Cinelatino: the leading Spanish-language cable movie network with over 20 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the #2-Nielsen rated Spanish-language cable television network in the U.S. overall, based on coverage ratings.

•	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement ten years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 65 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, featuring content produced by WAPA.

•	WAPA Deportes: Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico.

•	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 4.0 million subscribers, excluding digital basic subscribers.

•	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated cable television network devoted to telenovelas. Pasiones has over 21 million subscribers across the U.S. and Latin America.

•	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 3.8 million subscribers.

•	Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.3 million subscribers.

•	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.

•	Pantaya: is the first-ever premium streaming destination for world-class movies and series in Spanish offering the largest selection of current and classic blockbusters and critically acclaimed titles from Latin America and the U.S., all commercial-free. Pantaya’s programming includes content from our library, Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Grupo Televisa’s theatrical releases in Mexico, as well as, original series, comedy specials and concerts. We own a 25% interest in Pantaya in partnership with Lionsgate, which service launched in August 2017.

•	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.

•	REMEZCLA: a digital media company targeting English-speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA. At March 31, 2020, given the uncertainty caused by the COVID-19 pandemic and the associated going-concern uncertainty, we have recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Our two primary sources of revenues are advertising revenue and affiliate revenue. All of our Networks derive revenues from advertising. Advertising revenue is generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenue is tied to the success of our programming, including the popularity of our programming as measured by Nielsen and/or comScore. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2016, we experienced higher advertising sales as a result of political advertising spending during the 2016 gubernatorial elections. The next gubernatorial election in Puerto Rico is scheduled to occur on November 3, 2020.

All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific affiliate revenue we earn vary from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in affiliate revenue are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our affiliate revenue will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements.

WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement ten years ago and management believes it is highly valued by its viewers and cable, satellite and telecommunications service providers. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate revenue. WAPA’s primetime household rating in 2019 was five times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in affiliate revenue.

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

Management expects our U.S. networks to benefit from growth in subscribers as the U.S. Hispanic population continues its long-term growth. The U.S. Census Bureau estimated that nearly 60 million Hispanics resided in the United States in 2018, representing an increase of more than 24 million people between 2000 and 2018, and that number is projected to grow to 75 million by 2030. U.S. Hispanic television households grew by 31% during the period from 2010 to 2020, from 12.9 million households to 16.9 million households. Hispanic pay-TV subscribers increased 2.3% since 2010 to 11.1 million subscribers in 2020. The continued long-term growth of Hispanic television households creates a significant opportunity for all of our U.S. cable networks.

Similarly, management expects Cinelatino and Pasiones to benefit from growth in Latin America. Fueled by a sizeable and growing population, a strong macroeconomic backdrop, rising disposable incomes and investments in network infrastructure resulting in improved service and performance, pay-TV subscribers in Latin America (excluding Brazil) grew by 17% from 2014 to 2019, and are projected to grow an additional 6.6 million from 54.8 million in 2019 to 61.5 million by 2023, representing projected growth of 12%. Furthermore, as of December 31, 2019, Cinelatino and Pasiones were each distributed to only 29% and 30%, respectively, of total pay-TV subscribers throughout Latin America (excluding Brazil).

Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and appealing market for broadcast television. Colombia had a population of 51 million as of December 31, 2019, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 53% share of overall viewing. These factors resulted in an annual free-to-air television advertising market of approximately $270 million for 2019 (as converted utilizing the average foreign exchange rate during the period) and the third largest Latin American television advertising market overall (excluding Brazil).

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Even during these unprecedented times, we have continued the production of news and certain programming, as our viewers rely on our Networks to keep them informed.

The impact of COVID-19 and measures to prevent its spread are affecting our businesses in a number of ways. Beginning in March 2020, the Company experienced adverse advertising revenue impacts. Operationally, all non-production and programming personnel are working remotely, and the Company has restricted business travel. If significant portions of our workforce, including key personnel, are unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, the impact of the pandemic on our businesses could be exacerbated.

The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. Although the effect of the pandemic may not be fully reflected in the Company’s business until future periods, the Company believes that the adverse impact of the COVID-19 pandemic could be material to its results of operations. The Company believes it has substantial liquidity to satisfy its financial commitments, including its long-term debt.

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, is also negatively impacted. On March 17, 2020, Colombia's President Ivan Duque declared a state of emergency and on March 20, 2020 announced a nationwide lockdown, which has been extended and is currently in effect through May 11, 2020. Commercial activities in Colombia have been severely curtailed since mid-March, which has had a material adverse impact on advertising, and, accordingly, has had a material adverse impact on Canal 1's advertising revenue. It is unclear when the lockdown will be lifted or when advertising will return to pre-COVID-19 levels.

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2020 and 2019

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,		$ Change Favorable/	% Change Favorable/
	2020	2019	(Unfavorable)	(Unfavorable)
Net revenues	$32,409	$35,110	$(2,701)	7.7%
Operating Expenses:
Cost of revenues	10,967	10,214	(753)	(7.4)%
Selling, general and administrative	11,233	10,901	(332)	(3.0)%
Depreciation and amortization	3,131	4,067	936	23.0%
Other expenses	3,021	231	(2,790)	NM
Gain from FCC repack and other	(9)	(1,462)	(1,453)	NM
Total operating expenses	28,343	23,951	(4,392)	(18.3)%

Operating income	4,066	11,159	(7,093)	(63.6)%

Other expense:
Interest expense, net	(2,786)	(2,960)	174	5.9%
Loss on equity method investments	(7,019)	(7,376)	357	4.8%
Impairment of equity method investment	(5,479)	—	(5,479)	NM
Total other expense	(15,284)	(10,336)	(4,948)	(47.9)%

(Loss) income before income taxes	(11,218)	823	(12,041)	NM

Income tax benefit (expense)	1,675	(2,556)	4,231	NM
Net loss	(9,543)	(1,733)	(7,810)	NM
Net loss attributable to non-controlling interest	115	47	68	NM
Net loss available to Hemisphere Media Group, Inc.	$(9,428)	$(1,686)	$(7,742)	NM

NM = Not meaningful

Net Revenues

Net revenues were $32.4 million for the three months ended March 31, 2020, a decrease of $2.7 million, or 8%, as compared to $35.1 million for the comparable period in 2019. The decline was due to decreases in advertising revenue and affiliate revenue. Advertising revenue decreased $1.3 million, or 10%, due to the negative impacts on the Puerto Rico television advertising market as a result of the earthquakes in January and then the COVID-19 pandemic in March. Affiliate revenue decreased $1.5 million, or 7%, due to a decline in subscribers across our U.S. networks, the negative impact of the blackout of WAPA America on Dish until late January 2020, and a decline in non-U.S. affiliate revenue as a result of subscriber and fee declines, and unfavorable foreign currency movements.

The following table presents estimated subscriber information:

	Subscribers (a) (amounts in thousands)
	March 31, 2020	December 31, 2019	March 31, 2019
U.S. Cable Networks:
WAPA America (b)	4,038	4,140	4,381
Cinelatino	4,196	4,364	4,608
Pasiones	4,490	4,626	4,272
Centroamerica TV	3,759	3,976	4,239
Television Dominicana	2,281	2,345	2,370
Total	18,764	19,451	19,870

Latin America Cable Networks:
Cinelatino	16,043	16,132	17,174
Pasiones	16,598	16,763	16,170
Total	32,641	32,895	33,344

(a)	Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.
(b)	Excludes digital basic subscribers.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. Cost of revenues for the three months ended March 31, 2020, were $11.0 million, an increase of $0.8 million, or 7%, compared to $10.2 million for the comparable period in 2019, due to the production of Guerreros, a daily reality show at WAPA, which was not produced in the first quarter of 2019, and the write-off of sports rights fees due to the postponement or cancellation of certain sporting events due to the COVID-19 pandemic.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general, and administrative expenses for the three months ended March 31, 2020, were $11.2 million, an increase of $0.3 million, or 3%, compared to $10.9 million for the comparable period in 2019, due to bad debt reserves of $0.5 million given the increased risk of collections stemming from the negative impacts of the COVID-19 pandemic and higher stock-based compensation of $0.4 million, offset in part by lower personnel expenses.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the three months ended March 31, 2020, was $3.1 million, a decrease of $0.9 million, or 23%, compared to $4.1 million for the comparable period in 2019, due to certain intangible assets that were fully amortized as of the first quarter of 2019, which were offset in part by additional intangibles recognized from finalization of the Snap Media acquisition in the fourth quarter of 2019.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses for the three months ended March 31, 2020, were $3.0 million, an increase of $2.8 million, compared to $0.2 million in the comparable period in 2019, due to the pursuit of strategic transactions.

Gain from FCC repack and other: Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment we have purchased as a result of the FCC mandated spectrum repack, and gain or loss from the sale of assets. For the three months ended March 31, 2020, gain from FCC spectrum repack and other decreased $1.5 million due to the timing of reimbursements received from the FCC for equipment purchases required as a result of the FCC mandated spectrum repack.

Other Expenses

Interest Expense, net: Interest expense for the three months ended March 31, 2020, decreased $0.2 million, or 6%. The decrease was due to lower average interest rates and lower average principle debt balance.

Loss on Equity Method Investments: Loss on equity method investments for the three months ended March 31, 2020, was $7.0 million, an improvement of $0.4 million, compared to $7.4 million for the comparable period in 2019. The improvement was due to lower share of losses at Canal 1 as a result of better operating performance, and lower share of losses at Pantaya due to the Company not recording its respective share of the losses for the three months ended March 31, 2020, as the inception to date losses exceed our funding commitment. For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Impairment of Equity Method Investment: At March 31, 2020, we deemed our investment in REMEZCLA to be impaired given the uncertainty caused by the COVID-19 pandemic and the associated going-concern risks. As a result, we have recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full valuation of our investment in REMEZCLA. For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Income Tax Expense

Income tax benefit for the three months ended March 31, 2020, was $1.7 million as compared to income tax expense of $2.6 million for the comparable period in 2019. The income tax benefit in the current year period was due to loss before income taxes. For more information, see Note 6, “Income Taxes” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Loss

Net loss for the three months ended March 31, 2020, was $9.5 million as compared to net loss of $1.7 million for the comparable period in 2019.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, was $0.1 million for the three months ended March 31, 2020, as compared to net loss attributable to non-controlling interest of $0.0 million for the comparable period in 2019.

Net Loss Available to Hemisphere Media Group, Inc.

Net loss available to Hemisphere Media Group, Inc. for the three months ended March 31, 2020, was $9.4 million as compared to $1.7 million for the comparable period in 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At March 31, 2020, we had $95.0 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

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

Cash Flows

	Three Months Ended March 31,
Amounts in thousands:	2020	2019
Cash provided by (used in):
Operating activities	$10,181	$8,022
Investing activities	(6,789)	(15,248)
Financing activities	(534)	(1,047)
Net increase (decrease) in cash	$2,858	$(8,273)

Comparison for the Three Months Ended March 31, 2020 and March 31, 2019

Operating Activities

Cash provided by operating activities was primarily driven by our net loss, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense, loss on equity method investments, impairment of equity method investments, amortization of operating lease right-of-use assets, and provision for bad debts.

Net cash provided by operating activities for the three months ended March 31, 2020 was $10.2 million, an increase of $2.2 million, as compared to $8.0 million in the prior year period, due to increases in non-cash items of $6.6 million and net working capital of $3.4 million, offset in part by an increase in net loss of $7.8 million. The increase in non-cash items is due to a $5.5 million impairment of equity method investment related to REMEZCLA, a decrease in reimbursements received from the FCC in connection with the spectrum repack of $1.5 million, and increases in the bad debt provision of $0.5 million and stock-based compensation of $0.4 million, offset in part by decreases in depreciation and amortization of $0.9 million and loss on equity method investments of $0.4 million. The increase in net working capital is due to an increase in other accrued expenses of $8.0 million related to the timing of payments for accrued agency commissions and transaction expenses, an increase in programming rights payable of $0.9 million, and decreases in prepaid and other assets of $0.6 million and net due to/from related parties of $0.4 million, offset in part by an increase in accounts receivable of $3.5 million, and decreases in other liabilities of $1.5 million, income taxes payable of $1.2 million, and accounts payable of $0.6 million.

For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020, was $6.8 million, a decrease of $8.5 million as compared to $15.2 million in the prior year period. The decrease is due to a decline in funding of equity investments of $7.3 million and a decrease in capital expenditures of $2.6 million, offset in part by a decline in proceeds received from the FCC related to the spectrum repack of $1.5 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2020, was $0.5 million, a decrease of $0.5 million as compared to $1.0 million in the prior year period. The decrease is due to the prior period repurchases of our Class A common stock of $0.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of March 31, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating our Company and our Business. If any of the risks occur, our Business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our Business or the extent to which any factor or combination of factors may impact our Business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our Business, financial condition and/or operating results.

Except as set forth in this Item 1A, there have not been any material changes during the quarter ended March 31, 2020 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Adverse conditions in the U.S. and international economies could negatively impact our results of operations.

Unfavorable general economic conditions, such as a recession or economic slowdown in the United States or in one or more of the major markets in which we operate, could negatively affect our advertising revenue and the affordability of and demand for pay television, which may negatively impact our affiliate revenue. If these events were to occur, it could have a material adverse effect on our results of operations.

The risks associated with our advertising revenue become more acute in periods of a slowing economy or recession, including, as a result of public health crises, such as the recent outbreak of the COVID-19 novel coronavirus. As a result of the COVID-19 pandemic, television viewing audiences around the globe have increased dramatically and we have experienced an increase in ratings and delivery across our Networks as many people are self-isolating at home.  However, as our viewers face layoffs and other negative economic impacts from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a material and adverse impact on affiliate revenue for our Networks. Further, the outbreak of the novel coronavirus may have a material and adverse impact on advertising in the near and medium term as expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Additionally, cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike, a general economic downturn, an economic downturn in one or more industries or in one or more geographic areas.

The magnitude of the impact will depend on the duration and extent of the global pandemic and the impact of federal, state, local and foreign governmental actions and consumer behavior in response to the pandemic and such governmental actions. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the negative impact on our operating results and financial position particularly over the near to medium term. However, we expect these impacts of COVID-19 to increase in significance in the second quarter of 2020 as compared to its impact on the first quarter of 2020.

COVID-19 may also have the effect of heightening many of the other risks described in ‘‘Risk Factors’’ set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: May 11, 2020	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 11, 2020	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)

