Form 10-Q
period 2020-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2020-08-10
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of August 7, 2020
Class A common stock, par value $0.0001 per share	20,241,173 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2020

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

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the risk factors described in “Item 1A—Risk Factors” in this Quarterly Report on Form 10-Q, those factors include:

●	the deterioration of general economic conditions, political instability, social unrest, and public health crises, such as the occurrence of a global pandemic like the novel coronavirus (“COVID-19”), either nationally or in the local markets in which we operate, including, without limitation, in the Commonwealth of Puerto Rico;

●	the effects of Hurricanes Irma and Maria and recent earthquakes in Puerto Rico on our business, including, without limitation, affiliate revenue that we receive and the advertising market in Puerto Rico as well as our customers, employees, third-party vendors and suppliers and the short and long-term migration shifts in Puerto Rico;

●	our ability to timely and fully recover proceeds under our insurance policies in Puerto Rico following Hurricanes Maria and Irma, including one of our policies with an insurance carrier which was placed under an order of rehabilitation;

●	the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to businesses that we acquire;

●	the potential for viewership of our Networks’ programming to decline or unexpected reductions in the number of subscribers to our Networks;

●	the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;

●	the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;

●	the risk that we may become responsible for certain liabilities of the businesses that we acquire or joint ventures we enter into;

●	future financial performance, including our ability to obtain additional financing in the future on favorable terms;

●	the failure of our Business to produce projected revenues or cash flows;

●	reduced access to capital markets or significant increases in borrowing costs;

●	our ability to successfully manage relationships with customers and Distributors and other important third parties;

●	continued consolidation of Distributors in the marketplace;

●	a failure to secure affiliate agreements or renewal of such agreements on less favorable terms;

●	disagreements with our Distributors over contract interpretation;

●	our success in acquiring, investing in and integrating complementary businesses;

●	the outcome of any pending or threatened litigation;

●	the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;

●	strikes or other union job actions that affect our operations, including, without limitation, failure to renew our collective bargaining agreements on mutually favorable terms;

●	changes in technology, including changes in the distribution and viewing of television programming, expanded deployment of personal video recorders, video on demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;

●	the failure or destruction of satellites or transmitter facilities that we depend upon to distribute our Networks;

●	uncertainties inherent in the development of new business lines and business strategies;

●	changes in pricing and availability of products and services;

●	uncertainties regarding the financial results of equity method investees and changes in the nature of key strategic relationships with partners and Distributors;

●	changes in domestic and foreign laws or regulations under which we operate;

●	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;

●	the ability of suppliers and vendors to deliver products and services;

●	fluctuations in foreign currency exchange rates and political unrest and regulatory changes in the international markets in which we operate;

●	changes in the size of the U.S. Hispanic population, including the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America;

●	changes in, or failure or inability to comply with, government regulations including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; and

●	competitor responses to our products and services.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash	$104,983	$92,151
Accounts receivable, net of allowance for doubtful accounts of $1,454 and $507, respectively	31,677	29,269
Due from related parties	1,091	1,626
Programming rights	8,710	11,691
Prepaids and other current assets	9,924	11,003
Total current assets	156,385	145,740
Programming rights, net of current portion	14,859	14,804
Property and equipment, net	32,326	34,319
Operating lease right-of-use assets	1,567	1,833
Broadcast license	41,356	41,356
Goodwill	167,322	167,322
Other intangibles, net	29,058	32,587
Deferred income taxes	1,725	1,208
Equity method investments	31,917	49,639
Other assets	4,487	3,979
Total Assets	$481,002	$492,787

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	5,046	1,925
Due to related parties	1,101	669
Accrued agency commissions	3,027	4,662
Accrued compensation and benefits	4,569	5,021
Accrued marketing	6,379	5,327
Other accrued expenses	5,738	6,596
Programming rights payable	8,481	6,369
Investee losses in excess of investment	—	1,484
Current portion of long-term debt	2,134	2,134
Total current liabilities	36,475	34,187
Programming rights payable, net of current portion	1,234	820
Long-term debt, net of current portion	201,631	202,406
Deferred income taxes	19,331	19,331
Other long-term liabilities	5,021	2,917
Defined benefit pension obligation	2,469	2,457
Total Liabilities	266,161	262,118

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at June 30, 2020 and December 31, 2019	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,439,375 and 25,202,314 shares issued at June 30, 2020 and December 31, 2019, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at June 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	277,154	274,518
Class A treasury stock, at cost 5,670,853 and 5,609,966 at June 30, 2020 and December 31, 2019, respectively	(61,031)	(60,521)
Retained (deficit) earnings	(35)	16,075
Accumulated other comprehensive loss	(2,598)	(792)
Total Hemisphere Media Group Stockholders’ Equity	213,495	229,285
Equity attributable to non-controlling interest	1,346	1,384
Total Stockholders’ Equity	214,841	230,669
Total Liabilities and Stockholders’ Equity	$481,002	$492,787

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$34,735	$39,147	$67,144	$74,257
Operating expenses:
Cost of revenues	12,560	11,317	23,527	21,531
Selling, general and administrative	10,208	10,813	21,441	21,714
Depreciation and amortization	2,794	2,556	5,925	6,623
Other expenses	27	422	3,048	653
Loss (gain) from FCC spectrum repack and other	182	(45)	173	(1,507)
Total operating expenses	25,771	25,063	54,114	49,014
Operating income	8,964	14,084	13,030	25,243
Other expense:
Interest expense, net	(2,496)	(3,005)	(5,282)	(5,965)
Loss on equity method investments	(10,189)	(9,784)	(17,208)	(17,160)
Impairment of equity method investment	—	—	(5,479)	—
Total other expense	(12,685)	(12,789)	(27,969)	(23,125)
(Loss) income before income taxes	(3,721)	1,295	(14,939)	2,118
Income tax expense	(2,884)	(3,643)	(1,209)	(6,199)
Net loss	(6,605)	(2,348)	(16,148)	(4,081)
Net (income) loss attributable to non-controlling interest	(77)	(10)	38	37
Net loss attributable to Hemisphere Media Group, Inc.	$(6,682)	$(2,358)	$(16,110)	$(4,044)

Loss per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.17)	$(0.06)	$(0.41)	$(0.10)
Diluted	$(0.17)	$(0.06)	$(0.41)	$(0.10)

Weighted average shares outstanding:
Basic	39,444	39,164	39,378	39,098
Diluted	39,444	39,164	39,378	39,098

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Loss

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net loss	$(6,605)	$(2,348)	$(16,148)	$(4,081)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income taxes	81	(1,177)	(1,806)	(1,855)
Comprehensive loss	(6,524)	(3,525)	(17,954)	(5,936)
Comprehensive (income) loss attributable to non-controlling interest	(77)	(10)	38	37
Comprehensive loss attributable to Hemisphere Media Group, Inc.	$(6,601)	$(3,535)	$(17,916)	$(5,899)

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2020

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A	Retained	Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Earnings	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	(Deficit)	Loss	Interest	Total
Balance at March 31, 2020	25,202	$3	19,720	$2	$275,798	$(60,521)	$6,647	$(2,679)	$1,269	$220,519
Net (loss) income	—	—	—	—	—	—	(6,682)	—	77	(6,605)
Stock-based compensation	—	—	—	—	1,356	—	—	—	—	1,356
Vesting of restricted stock	237	—	—	—	—	(510)	—	—	—	(510)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	81	—	81
Balance at June 30, 2020	25,439	$3	19,720	$2	$277,154	$(61,031)	$(35)	$(2,598)	$1,346	$214,841

	Class A		Class B		Additional	Class A	Retained	Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Earnings	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	(Deficit)	Loss	Interest	Total
Balance at December 31, 2019	25,202	$3	19,720	$2	$274,518	$(60,521)	$16,075	$(792)	$1,384	$230,669
Net loss	—	—	—	—	—	—	(16,110)	—	(38)	(16,148)
Stock-based compensation	—	—	—	—	2,636	—	—	—	—	2,636
Vesting of restricted stock	237	—	—	—	—	(510)	—	—	—	(510)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,806)	—	(1,806)
Balance at June 30, 2020	25,439	$3	19,720	$2	$277,154	$(61,031)	$(35)	$(2,598)	$1,346	$214,841

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2019

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income(Loss)	Interest	Total
Balance at March 31, 2019	24,850	$2	19,720	$2	$270,674	$(59,013)	$17,756	$530	$1,441	$231,392
Net (loss) income	—	—	—	—	—	—	(2,358)	—	10	(2,348)
Stock-based compensation	—	—	—	—	443	—	—	—	—	443
Vesting of restricted stock	184	1	—	—	—	(532)	—	—	—	(531)
Repurchases of Class A common Stock	—	—	—	—	—	(135)	—	—	—	(135)
Issuance of treasury shares for option exercise	—	—	—	—	—	107	—	—	—	107
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,177)	—	(1,177)
Balance at June 30, 2019	25,034	$3	19,720	$2	$271,117	$(59,573)	$15,398	$(647)	$1,451	$227,751

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income(Loss)	Interest	Total
Balance at December 31, 2018	24,850	$2	19,720	$2	$270,345	$(59,088)	$19,495	$1,155	$1,488	$233,399
Net loss	—	—	—	—	—	—	(4,044)	—	(37)	(4,081)
Issuance of treasury shares for acquisition of Snap Media	—	—	—	—	(588)	588	—	—	—	—
Stock-based compensation	—	—	—	—	1,360	—	—	—	—	1,360
Vesting of restricted stock	184	1	—	—	—	(532)	—	—	—	(531)
Repurchases of Class A common Stock	—	—	—	—	—	(648)	—	—	—	(648)
Issuance of treasury shares for option exercise	—	—	—	—	—	107	—	—	—	107
Adoption of accounting standards	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,855)	—	(1,855)
Balance at June 30, 2019	25,034	$3	19,720	$2	$271,117	$(59,573)	$15,398	$(647)	$1,451	$227,751

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2020	2019
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net loss	$(16,148)	$(4,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,925	6,623
Program amortization	8,784	6,953
Amortization of deferred financing costs and original issue discount	292	290
Stock-based compensation	2,636	1,360
Provision for bad debts	929	219
Loss on disposition of assets	211	39
Loss on equity method investments	17,208	17,160
Impairment of equity method investment	5,479	—
Gain from FCC repack	(38)	(1,546)
Amortization of operating lease right-of-use assets	252	228
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(3,337)	(288)
Due from related parties, net	967	(233)
Programming rights	(5,858)	(6,046)
Prepaids and other assets	585	(3,841)
(Decrease) increase in:
Accounts payable	3,121	(168)
Other accrued expenses	(1,893)	(5,594)
Programming rights payable	2,526	1,280
Income taxes payable	—	(2,265)
Other liabilities	(207)	1,741
Net cash provided by operating activities	21,434	11,831
Cash Flows From Investing Activities:
Funding of equity method investments	(6,449)	(21,931)
Capital expenditures	(613)	(4,303)
FCC repack proceeds	38	1,546
Net cash used in investing activities	(7,024)	(24,688)
Cash Flows From Financing Activities:
Repayments of long-term debt	(1,068)	(1,067)
Purchases of common stock	(510)	(1,180)
Proceeds from exercise of options	—	107
Net cash used in financing activities	(1,578)	(2,140)
Net increase (decrease) in cash	12,832	(14,997)
Cash:
Beginning	92,151	94,478
Ending	$104,983	$79,481

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,213	$6,979
Income taxes	$5	$6,343
Non-cash investing activity:
Acquisition financed in part by treasury shares	$—	$588

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

Basis of presentation:   The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and six months ended June 30, 2020 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2020, especially when considering the risks and uncertainties associated with the coronavirus (“COVID-19”) and the impact it may have on our business, results of operations and financial condition. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of estimates: In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for each of the three and six months ended June 30, 2020 and 2019. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances, but could change in the future as more information becomes known about the impact of COVID-19, and actual results could differ from those estimates.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted loss per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator for loss per common share calculation:
Net loss attributable to Hemisphere Media Group, Inc.	$(6,682)	$(2,358)	$(16,110)	$(4,044)

Denominator for loss per common share calculation:
Weighted-average common shares, basic	39,444	39,164	39,378	39,098
Effect of dilutive securities
Stock options and restricted stock	—	—	—	—
Weighted-average common shares, diluted	39,444	39,164	39,378	39,098

Loss per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.17)	$(0.06)	$(0.41)	$(0.10)
Diluted	$(0.17)	$(0.06)	$(0.41)	$(0.10)

We apply the treasury stock method to measure the dilutive effect of its outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted loss per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 3.9 million and 0.9 million shares of common stock for the three months ended June 30, 2020 and 2019, respectively, were excluded from the computation of diluted loss per common share for these periods because their effect would have been anti-dilutive. Potentially dilutive securities representing 2.8 million and 1.0 million shares of common stock for the six months ended June 30, 2020 and 2019, respectively, were excluded from the computation of diluted loss per common share for these periods because their effects would have been anti-dilutive. The net loss per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from operations for the three months ended June 30, 2020 and 2019, 0.0 million and 0.5 million, respectively, outstanding awards were excluded from the computation of diluted loss per share because their effect was anti-dilutive. As a result of the loss from operations for the six months ended June 30, 2020 and 2019, 0.3 million and 0.5 million, respectively, outstanding awards were excluded from the computation of diluted loss per share because their effect was anti-dilutive.

Risks and Uncertainties: In March 2020, the World Health Organization characterized the COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Even during these unprecedented times, we have continued the production of news and certain programming, as our viewers rely on our Networks to keep them informed.

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company has experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations as of June 30, 2020. The Company is unable to predict the impact that a significant change in circumstances including portions of our workforce, and/or key personnel being unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic may have on our businesses in the future. The extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be predicted. These factors include the length and severity of the outbreak, the responses of governments and private sector businesses, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see "Item 1A-Risk Factors" included elsewhere in this Quarterly Report.

The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its Condensed Consolidated Financial Statements, including the impairment of goodwill and indefinite-lived intangible assets and the fair value of equity method investments. The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. The negative effect of the pandemic on the Company’s business in the current period was significant and the adverse impact of COVID-19 could be material to the Company's future operating results. The Company believes it has substantial liquidity to satisfy its financial commitments, including its long-term debt.

Recently adopted Accounting Standards: On January 1, 2020, we adopted Financial Accounting Standards Board (“the FASB”) Accounting Standards Update (“ASU”) 2019- 02—Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20): Improvements to Accounting for Costs of Films. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominately monetized with other owned or licensed content. The adoption of this ASU did not have an impact on our accompanying Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2020.

Accounting guidance not yet adopted: In January 2017, the FASB issued ASU 2017 04—Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The amendments in this Update simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under amendments in this Update, an entity would perform its annual, or interim, testing by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments in this Update are effective for Small Reporting Companies with fiscal years beginning after December 15, 2022, and interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact, if any, that the updated accounting guidance will have on our accompanying Condensed Consolidated Financial Statements.

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

Other revenue: Other revenues are derived primarily through the licensing of content to third parties and to Pantaya. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content.

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended June 30,
Revenues by type	2020	2019
Affiliate revenue	$19,273	$21,537
Advertising revenue	12,378	15,699
Other revenue	3,084	1,911
Total revenue	$34,735	$39,147

	Six months ended June 30,
Revenues by type	2020	2019
Affiliate revenue	$39,106	$42,886
Advertising revenue	24,194	28,845
Other revenue	3,844	2,526
Total revenue	$67,144	$74,257

Note 3. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

●	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Total expenses incurred were $0.6 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively. Total expenses incurred were $1.3 million for each of the six months ended June 30, 2020 and 2019. Amounts due to MVS pursuant to the agreement amounted to $1.1 million and $0.7 million at June 30, 2020 and December 31, 2019, respectively.

●	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that operates a subscription satellite television service throughout Mexico, and distributes Cinelatino as part of its service. Total revenue recognized was $0.3 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively. Total revenue recognized was $0.6 million and $0.9 million for the six months ended June 30, 2020 and 2019, respectively. Amounts due from Dish Mexico amounted to $0.4 million and $0.3 million at June 30, 2020 and December 31, 2019, respectively.

◾	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.2 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively. Total revenues recognized were $0.4 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively. Amounts due from MVS pursuant to this agreement amounted to $0.5 million and $0.7 million at June 30, 2020 and December 31, 2019, respectively.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.1 million for each of the three months ended June 30, 2020 and 2019 , and $0.2 million for each of the six months ended June 30, 2020 and 2019. No amounts were due to this related party at June 30, 2020 and December 31, 2019.

The Company is party to an output agreement with Pantelion Films, LLC (“Pantelion”), a joint venture made up of several organizations, including Panamax Films, LLC (an entity owned by James M. McNamara) and Lions Gate Films, Inc. (“Lionsgate”), for the licensing of movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.2 million and $0.5 million for three and six months ended June 30, 2020, respectively, and $0.1 million for each of the three and six months ended June 30, 2019. At June 30, 2020 and December 31, 2019, $2.4 million and $1.8 million, respectively, is included in programming rights payable in the accompanying Condensed Consolidated Balance Sheets related to this agreement.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30,	December 31,
	2020	2019
Broadcast license	$41,356	$41,356
Goodwill	167,322	167,322
Other intangibles	29,058	32,587
Total intangible assets	$237,736	$241,265

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the six months ended June 30, 2020 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2019	Additions	Impairment	June 30, 2020
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	167,322	—	—	167,322
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$225,364	$—	$—	$225,364

A summary of the changes in the Company’s other amortizable intangible assets for the six months ended June 30, 2020 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2019	Additions	Amortization	June 30, 2020
Affiliate relationships	$14,352	$—	$(2,994)	$11,358
Advertiser relationships	138	—	(138)	—
Non-compete agreement	826	—	(317)	509
Other intangibles	68	—	(35)	33
Programming contracts	517	—	(45)	472
Total finite-lived intangibles	$15,901	$—	$(3,529)	$12,372

The aggregate amortization expense of the Company’s amortizable intangible assets was $1.6 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $3.5 million and $5.1 million for the six months ended June 30, 2020 and 2019, respectively. The weighted average remaining amortization period is 2.3 years at June 30, 2020.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2020	$3,239
2021	6,424
2022	1,766
2023	328
2024 and thereafter	615
Total	$12,372

The Company evaluated whether there has been a change in circumstances as of June 30, 2020 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of our goodwill and intangible assets is sensitive to management's forecasts of future profitability and market conditions. Based on the analysis it was concluded that the fair value of our goodwill and intangible assets was more likely than not in excess of the carrying value as of June 30, 2020. At this time, the impact of COVID-19 on our forecasts is uncertain and, as a result, we will continue to evaluate the potential impact on our Business.

Note 5. Equity Method Investments

The Company makes investments that support its underlying business strategy and enable it to enter new markets. The Company holds equity investments in Pantaya, Canal 1 and Snap JV (in each case, as defined and discussed below), which are variable interest entities (“VIEs”), for which the Company is not the primary beneficiary. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The activities of each VIE that most significantly impact the VIE’s economic performance are controlled by the VIE’s board of directors and the Company’s representation on the board of directors of each VIE is commensurate with its voting equity interest. As the Company does not hold a majority voting interest or disproportionate voting or other rights, it does not have the power to direct the activities that most significantly impact the economic performance of any of these VIEs.

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity that is accounted for under the equity method. During the three months ended March 31, 2020, we funded $1.5 million into Pantaya, bringing our total capital contributions to $10 million, equal to our funding obligation. We record the income or loss on investment on a one quarter lag. As of March 31, 2019, our applicable pro rata share of the inception-to-date losses exceeded our contractual funding commitment of $10 million. As such, our cumulative share of the losses is limited to $10 million and no additional losses were recorded following the three months ended March 31, 2019. For each of the three months ended June 30, 2020 and 2019, we recorded $0 million in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020 and 2019, we recorded $0 and $0.3 million in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations, respectively. As of December 31, 2019, we were committed to provide future capital contributions to Pantaya. Accordingly, we presented the net balance recorded for our share of Pantaya’s losses in excess of the amount funded into Pantaya as a liability in the amount of $1.5 million in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2019. During the three month period ended March 31, 2020, we satisfied our capital contribution obligation to Pantaya, and as a result, the balance recorded for our share of Pantaya’s losses in excess of the amount funded was $0, and accordingly, there was no liability presented in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020. As of June 30, 2020 and December 31, 2019, we had a receivable balance from Pantaya of $3.4 million and $3.9 million, respectively, and is included in accounts receivable and other assets in the accompanying Condensed Consolidated Balance Sheets.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of June 30, 2020, we have funded $116.6 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company records 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For the three months ended June 30, 2020 and 2019, we recorded $10.2 million and $9.9 million in loss on equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. For the six months ended June 30, 2020 and 2019, we recorded $17.0 million and $16.9 million in loss on equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments related to the Canal 1 joint venture was $32.0 million and $44.2 million as of June 30, 2020 and December 31, 2019, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2020 and December 31, 2019, we had a receivable balance from Canal 1 of $2.4 million and $2.0 million, respectively, and is included in other assets in the accompanying Condensed Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. This write-off was recorded in impairment of equity method investment in the Condensed Consolidated Statements of Operations. Due to the above mentioned write-off of the investment carrying value, we did not record any share of the loss from the investment for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, we recorded $0.2 million in gain on equity method investments in the Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to REMEZCLA was $0 million and $5.5 million as of June 30, 2020 and December 31, 2019, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. For more information, see Note 9, "Fair Value Measurements".

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (we own 75% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of June 30, 2020, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For the three months ended June 30, 2020 and 2019, we recorded $0 million and $0.0 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020 and 2019, we recorded $0.2 million and $0.1 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.1 million and $0.0 million as of June 30, 2020 and December 31, 2019, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of and for the six months ended March 31, 2020 are included below (amounts in thousands):

Total Equity Investees
Current assets	$51,440
Non-current assets	$23,920
Current liabilities	$104,825
Non-current liabilities	$23,158
Net revenue	$23,785
Operating loss	$(20,438)
Net loss	$(34,119)

Note 6. Income Taxes

The 2017 Tax Cuts and Jobs Act ("Tax Act") was signed into law on December 22, 2017. The Tax Act revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood or our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance. Additionally, the Company evaluated the potential interest limitation established under the Tax Act and determined that no limitation would affect the 2020 provision for income taxes.

The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company determined that the CARES Act would not have a material impact on our accompanying Condensed Consolidated Financial Statements.

For the six months ended June 30, 2020 and 2019, our income tax expense has been computed utilizing an estimated annual effective tax rate of 35.7% and 33.1%, respectively. The difference between the annual effective rate of 35.7% and the statutory Federal income tax rate of 21% in the six month period ended June 30, 2020, is primarily due to the impact of the Tax Act , which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The annual effective tax rate related to income generated in the U.S. is 26.3%. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 9.4% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the six month period ended June 30, 2020 to 35.7%. For the six month period ended June 30, 2019, the difference between the annual effective tax rate of 33.1% and the statutory Federal income tax rate of 21% is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits.

Income tax expense was $2.9 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively. Income tax expense was $1.2 million and $6.2 million for the six months ended June 30, 2020 and 2019, respectively.

Note 7. Long-Term Debt

Long-term debt as of June 30, 2020 and December 31, 2019 consists of the following (amounts in thousands):

	June 30, 2020	December 31, 2019
Senior Notes due February 2024	$203,765	$204,540
Less: Current portion	2,134	2,134
	$201,631	$202,406

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

As of June 30, 2020, the original issue discount balance was $1.2 million, net of accumulated amortization of $2.3 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the accompanying Condensed Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.9 million, net of accumulated amortization of $2.4 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding as of June 30, 2020 as presented on the accompanying Condensed Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value as of June 30, 2020 and December 31, 2019, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of June 30, 2020 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2020	$1,067
2021	2,134
2022	2,134
2023	2,134
2024	198,411
Total	$205,880

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

The change in the fair value of the interest rate swap agreements for the three months ended June 30, 2020 and 2019, resulted in an unrealized gain of $0.1 million and an unrealized loss of $1.5 million, respectively, and was included in AOCI net of taxes. The change in the fair value of the interest rate swap agreements for the six months ended June 30, 2020 and 2019, resulted in an unrealized loss of $2.3 million and $2.4 million, respectively, which were included in AOCI net of taxes. The Company paid $0.4 million of net interest on the settlement of the interest rate swap agreements for each of the three and six months ended June 30, 2020. The Company received $0.1 million and $0.3 million of net interest on the settlement of the interest rate swap agreements for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019.

The aggregate fair value of the interest rate swaps was $3.1 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively, and was recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (amounts in thousands):

		Estimated Fair Value
		June 30, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$3,128	—	$3,128

		Estimated Fair Value
		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$804	—	$804

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of March 31, 2020, the Company measured its equity method investment in REMEZCLA and recorded an other-than-temporary non-cash impairment charge using Level 3 inputs. Fair value was estimated using a market approach that reflected estimated revenue multiples, adjusted for liquidity and going-concern uncertainty. For more information, see Note 5, “Equity Method Investments”. There were no other nonfinancial assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2020.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 10. Stockholders’ Equity

Capital stock

As of June 30, 2020, the Company had 20,241,173 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On August 15, 2018, the Company announced that its Board of Directors authorized the repurchase of up to $25 million of the Company’s Class A common stock on an opportunistic basis. As of June 30, 2020, no repurchases have been made.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At June 30, 2020, 1.2 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.4 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $1.4 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $3.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. As of June 30, 2020, there was $4.6 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.6 years.

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

	Six Months Ended	Year Ended
Black-Scholes Option Valuation Assumptions	June 30, 2020	December 31, 2019
Risk-free interest rate	0.4%	1.6%
Dividend yield	—	—
Volatility	44.2%	40.3%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the six months ended June 30, 2020 (shares and intrinsic value in thousands):

		Weighted-	Weighted-average
		average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term	value
Outstanding at December 31, 2019	3,855	$11.72	6.1	$12,101
Granted	25	9.29	6.0	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2020	3,880	$11.66	5.6	$46
Vested at June 30, 2020	3,102	$11.56	4.7	$32
Exercisable at June 30, 2020	3,102	$11.56	4.7	$32

Restricted stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the six months ended June 30, 2020 (shares in thousands):

		Weighted-average
	Number of shares	grant date fair value
Outstanding at December 31, 2019	592	$12.32
Granted	118	9.29
Vested	(237)	12.75
Forfeited	—	—
Outstanding at June 30, 2020	473	$11.34

Note 11. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 12. Leases

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Lease cost is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statement of Operations. Total lease cost was $0.2 million for each of the three months ended June 30, 2020 and 2019, and $0.4 million for each of the six months ended June 30, 2020 and 2019. Leases with a term of one year or less are classified as short-term and are not recognized in the Condensed Consolidated Balance Sheets.

A summary of the classification of operating leases on our Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (amounts in thousands):

		June 30,	December 31,
		2020	2019
Operating lease right-of-use assets		$1,567	$1,833
Operating lease liability, current	(Other accrued expenses)	520	538
Operating lease liability, non-current	(Other long-term liabilities)	$1,330	$1,574

Components of lease cost reflected in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three months ended June 30,
	2020	2019
Operating lease cost	$152	$161
Short-term lease cost	12	61
Total lease cost	$164	$222

	Six months ended June 30,
	2020	2019
Operating lease cost	$320	$316
Short-term lease cost	85	110
Total lease cost	$405	$426

A summary of weighted-average remaining lease term and weighted-average discount rate as of June 30, 2020:

Weighted-average remaining lease term	3.8	years
Weighted average discount rate	6.9%

Supplemental cash flow and other non-cash information for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	Six months ended June 30,
	2020	2019
Operating cash flows from operating leases	$288	$269
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—	393

Future annual minimum lease commitments as of June 30, 2020 were as follows (amounts in thousands):

June 30, 2020
Remainder of 2020	$337
2021	591
2022	473
2023	388
2024	328
Total minimum payments	$2,117
Less: amount representing interest	(267)
Lease liability	$1,850

Note 13. Commitments

The Company has other commitments in addition to the various operating leases included in Note 12, “Leases”, primarily programming.

Future minimum payments as of June 30, 2020, are as follows (amounts in thousands):

June 30,
2020
Remainder of 2020	$8,119
2021	5,280
2022	1,779
2023	419
2024 and thereafter	232
Total	$15,829

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

Headquartered in Miami, Florida, our portfolio consists of the following:

●	Cinelatino: the leading Spanish-language cable movie network with over 18 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S. overall, based on coverage ratings.

●	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement ten years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 65 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, featuring content produced by WAPA.

●	WAPA Deportes: Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico.

●	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to over 3.8 million subscribers, excluding digital basic subscribers.

●	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated primetime cable television network devoted to telenovelas. Pasiones has over 18.2 million subscribers across the U.S. and Latin America.

●	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 3.6 million subscribers.

●	Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to over 2.2 million subscribers.

●	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.

●	Pantaya: is the first-ever premium streaming destination for world-class movies and series in Spanish offering the largest selection of current and classic blockbusters and critically acclaimed titles from Latin America and the U.S., all commercial-free. Pantaya’s programming includes content from our library, Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Grupo Televisa’s theatrical releases in Mexico, as well as, original series, comedy specials and concerts. We own a 25% interest in Pantaya in partnership with Lionsgate, which service launched in August 2017.

●	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.

●	REMEZCLA: a digital media company targeting English-speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA. As of March 31, 2020, given the uncertainty caused by the COVID-19 pandemic and the associated going-concern uncertainty, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

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

Similarly, management expects Cinelatino and Pasiones to benefit from growth in Latin America. Pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 54.8 million in 2019 to 61.5 million in 2023, representing projected growth of 12%. Furthermore, as of December 31, 2019, Cinelatino and Pasiones were each distributed to only 29% and 30%, respectively, of total pay-TV subscribers throughout Latin America (excluding Brazil).

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

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company has experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations as of June 30, 2020. The Company is unable to predict the impact that a significant change in circumstances, including portions of our workforce and/or key personnel being unable to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic may have on our businesses in the future. The extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be predicted. These factors include the length and severity of the outbreak, the responses of governments and private sector businesses, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see "Item 1A-Risk Factors" included elsewhere in this Quarterly Report.

The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, will depend on, among other things, the duration and spread of the pandemic, the impact of governmental regulations that have been, and may continue to be, imposed in response to the pandemic, the effectiveness of actions taken to contain or mitigate the outbreak, and global economic conditions. The negative effect of the pandemic on the Company’s business in the current period was significant and the adverse impact of COVID-19 could be material to the Company's future operating results. The Company believes it has substantial liquidity to satisfy its financial commitments, including its long-term debt.

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, is also negatively impacted. On March 17, 2020, Colombia's President Ivan Duque declared a state of emergency and on March 20, 2020 announced a nationwide lockdown, which has been extended and is currently in effect through August 31, 2020. Commercial activities in Colombia have been severely curtailed since mid-March, which has had a material adverse impact on advertising, and, accordingly, has had a material adverse impact on Canal 1's advertising revenue. It is unclear when the lockdown will be lifted or when advertising will return to pre-COVID-19 levels.

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

(amounts in thousands)

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	June 30,		Favorable/	Favorable/	June 30,		Favorable/	Favorable/
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019	(Unfavorable)	(Unfavorable)
Net revenues	$34,735	$39,147	$(4,412)	(11.3)%	$67,144	$74,257	$(7,113)	(9.6)%
Operating expenses:
Cost of revenues	12,560	11,317	(1,243)	(11.0)%	23,527	21,531	(1,996)	(9.3)%
Selling, general and administrative	10,208	10,813	605	5.6%	21,441	21,714	273	1.3%
Depreciation and amortization	2,794	2,556	(238)	(9.3)%	5,925	6,623	698	10.5%
Other expenses	27	422	395	93.6%	3,048	653	(2,395)	NM
Loss (gain) from FCC spectrum repack and other	182	(45)	(227)	NM	173	(1,507)	(1,680)	NM
Total operating expenses	25,771	25,063	(708)	(2.8)%	54,114	49,014	(5,100)	(10.4)%

Operating income	8,964	14,084	(5,120)	(36.4)%	13,030	25,243	(12,213)	(48.4)%

Other expenses, net:
Interest expense, net	(2,496)	(3,005)	509	16.9%	(5,282)	(5,965)	683	11.5%
Loss on equity method investments	(10,189)	(9,784)	(405)	(4.1)%	(17,208)	(17,160)	(48)	(0.3)%
Impairment of equity method investment	—	—	—	—	(5,479)	—	(5,479)	NM
Total other expenses, net	(12,685)	(12,789)	104	0.8%	(27,969)	(23,125)	(4,844)	(20.9)%

(Loss) income before income taxes	(3,721)	1,295	(5,016)	NM	(14,939)	2,118	(17,057)	NM

Income tax expense	(2,884)	(3,643)	759	20.8%	(1,209)	(6,199)	4,990	80.5%
Net loss	(6,605)	(2,348)	(4,257)	NM	(16,148)	(4,081)	(12,067)	NM
Net (income) loss attributable to non-controlling interest	(77)	(10)	(67)	NM	38	37	1	(2.7)%
Net loss attributable to Hemisphere Media Group, Inc.	$(6,682)	$(2,358)	$(4,324)	NM	$(16,110)	$(4,044)	$(12,066)	NM

NM = Not meaningful

Net Revenues

Net revenues were $34.7 million for the three months ended June 30, 2020, a decrease of $4.4 million, or 11%, as compared to $39.1 million for the comparable period in 2019. The decline was due to decreases in advertising revenue and affiliate revenue, which were offset in part by increases in other revenue. Advertising revenue decreased $3.3 million, or 21%, primarily due to the negative impact of the COVID-19 pandemic on television advertising and to the postponement or cancellation of Miss Universe Puerto Rico and certain sporting events, which were produced and televised in the second quarter of 2019. Affiliate revenue decreased $2.3 million, or 11%, due to a decline in subscribers across our U.S. cable networks and a decline in non-U.S. affiliate revenue as a result of subscriber and fee declines, due in part to unfavorable foreign currency movements. Other revenue increased $1.2 million, or 61%, due primarily to the licensing of content to third parties, which is driven by the timing and availability of the titles.

Net revenues were $67.1 million for the six months ended June 30, 2020, a decrease of $7.1 million, or 10%, as compared to $74.3 million for the comparable period in 2019. The decline was due to decreases in advertising revenue and affiliate revenue, which were offset in part by increases in other revenue. Advertising revenue decreased $4.7 million, or 16%, due to the negative impacts on the Puerto Rico television advertising market as a result of the earthquakes in January and then the COVID-19 pandemic beginning in March, and to the postponement or cancellation of Miss Universe Puerto Rico and certain sporting events, which were produced and televised in the second quarter of 2019. Affiliate revenue decreased $3.8 million, or 9%, due to a decline in subscribers across our U.S. cable networks, and a decline in non-U.S. affiliate revenue as a result of subscriber and fee declines, due in part to unfavorable foreign currency movements. Other revenue increased $1.3 million, or 52%, due primarily to the licensing of content to third parties, which is driven by the timing and availability of the titles.

The following table presents estimated subscriber information:

	Subscribers (a)
	(amounts in thousands)
	June 30, 2020	December 31, 2019	June 30, 2019
U.S. Cable Networks:
WAPA America (b)	3,847	4,140	4,334
Cinelatino	3,958	4,364	4,611
Pasiones	4,278	4,626	4,842
Centroamerica TV	3,598	3,976	4,210
Television Dominicana	2,213	2,345	2,421
Total	17,894	19,451	20,418

Latin America Cable Networks:
Cinelatino	14,081	16,132	16,872
Pasiones	13,935	16,763	16,194
Total	28,016	32,895	33,066

(a)   Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)   Excludes digital basic subscribers.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. Cost of revenues for the three months ended June 30, 2020, were $12.6 million, an increase of $1.2 million, or 11%, compared to $11.3 million for the comparable period in 2019. Cost of revenues for the six months ended June 30, 2020, were $23.5 million, an increase of $2.0 million, or 9%, compared to $21.5 million for the comparable period in 2019. These increases were due to higher programming costs as a result of increased content licensing to third parties, and production costs related to Guerreros, a daily reality show at WAPA, which commenced production in May 2019. These increases were offset in part by the timing of Miss Universe Puerto Rico and certain sporting events, which were produced and televised in the second quarter of 2019, but are presently postponed or cancelled due to the COVID-19 pandemic.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general, and administrative expenses for the three months ended June 30, 2020, were $10.2 million, a decrease of $0.6 million, or 6%, compared to $10.8 million for the comparable period in 2019. Selling, general, and administrative expenses for the six months ended June 30, 2020, were $21.4 million, a decrease of $0.3 million, or 1%, compared to $21.7 million for the comparable period in 2019. These decreases were due to lower personnel expenses, lower ad sales commissions, reduced marketing and research, due in part to the termination of Nielsen ratings services for Cinelatino in the current quarter, offset in part by higher stock-based compensation and an increase in the bad debt reserve.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the three months ended June 30, 2020, was $2.8 million, an increase of $0.2 million, or 9%, compared to $2.6 million for the comparable period in 2019, due to higher depreciation related to new assets placed into service for the replacement of equipment damaged by Hurricane Maria and equipment required as a result of the FCC spectrum repack and the amortization of intangibles recognized from the Snap Media acquisition. Depreciation and amortization for the six months ended June 30, 2020, was $5.9 million, a decrease of $0.7 million, or 11%, compared to $6.6 million for the comparable period in 2019, due to certain intangible assets that were fully amortized as of the first quarter of 2019.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses for the three months ended June 30, 2020, were $0.0 million, a decrease of $0.4 million, compared to $0.4 million in the comparable period in 2019. Other expenses for the six months ended June 30, 2020, were $3.0 million, an increase of $2.4 million, compared to $0.7 million in the comparable period in 2019, due to the pursuit of strategic transactions.

Loss (Gain) from FCC repack and other: Loss (gain) from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment we have purchased as a result of the FCC mandated spectrum repack, and gain or loss from the sale of assets no longer utilized in the operations of the business. Loss from FCC spectrum repack and other for the three months ended June 30, 2020, was $0.2 million, an increased loss of $0.2 million as compared to the comparable period in 2019, due to the disposal of assets no longer utilized in the operations of the business during the current period. Loss from FCC spectrum repack and other for the six months ended June 30, 2020, was $0.2 million as compared to a gain of $1.5 million in the comparable period of 2019, due to reimbursements received in the prior year period from the FCC for equipment purchases required as a result of the FCC mandated spectrum repack.

Other Expenses

Interest Expense, net: Interest expense for the three and six months ended June 30, 2020, decreased $0.5 million, or 17% and $0.7 million, or 12%, respectively. These decreases were due to lower average interest rates due to the decline in LIBOR.

Loss on Equity Method Investments: Loss on equity method investments for the three months ended June 30, 2020, was $10.2 million, an increase of $0.4 million, compared to $9.8 million for the comparable period in 2019, due to higher losses at Canal 1. Loss on equity method investments for the six months ended June 30, 2020, was $17.2 million, which was flat with the comparable period in 2019 as the higher Canal 1 losses were offset by lower losses at Pantaya. Our pick up of losses at Pantaya declined due to the inception to date losses exceeding our funding commitment, and as a result, we have not recognized our share of the losses following the three month period ended March 31, 2019. For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Impairment of Equity Method Investment: At March 31, 2020, we deemed our investment in REMEZCLA to be impaired given the uncertainty caused by the COVID-19 pandemic and the associated going-concern risks. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full valuation of our investment in REMEZCLA. There were no additional equity method impairments recorded during the three months ended June 30, 2020. For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Income Tax Expense

Income tax expense for the three months ended June 30, 2020, was $2.9 million as compared to $3.6 million for the comparable period in 2019. Income tax expense for the six months ended June 30, 2020, was $1.2 million as compared to income tax expense of $6.2 million for the comparable period in 2019. The income tax expense decreased due to lower operating income. For more information, see Note 6, “Income Taxes” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Loss

Net loss for the three months ended June 30, 2020, was $6.6 million as compared to net loss of $2.3 million for the comparable period in 2019. Net loss for the six months ended June 30, 2020, was $16.1 million as compared to net loss of $4.1 million for the comparable period in 2019.

Net (Income) Loss Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, was $0.1 million for the three months ended June 30, 2020, as compared to $0.0 million for the comparable period in 2019. Net loss attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, was $0.0 million for each of the six months ended June 30, 2020 and 2019.

Net Loss Available to Hemisphere Media Group, Inc.

Net loss available to Hemisphere Media Group, Inc. for the three months ended June 30, 2020, was $6.7 million as compared to $2.4 million for the comparable period in 2019. Net loss available to Hemisphere Media Group, Inc. for the six months ended June 30, 2020, was $16.1 million as compared to $4.0 million for the comparable period in 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At June 30, 2020, we had $105.0 million of cash on hand.  Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

The Company has utilized certain benefits provided under the CARES Act including the deferral of payroll tax payments and the employee retention credits.

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

Cash Flows

	Six Months Ended June 30,
Amounts in thousands:	2020	2019
Cash provided by (used in):
Operating activities	$21,434	$11,831
Investing activities	(7,024)	(24,688)
Financing activities	(1,578)	(2,140)
Net increase (decrease) in cash	$12,832	$(14,997)

Comparison for the Six Months Ended June 30, 2020 and June 30, 2019

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

Net cash provided by operating activities for the six months ended June 30, 2020 was $21.4 million, an increase of $9.6 million, as compared to $11.8 million in the prior year period, due to increases in non-cash items of $10.4 million and net working capital of $11.3 million, offset in part by an increase in net loss of $12.1 million. The increase in non-cash items is due to a $5.5 million impairment of equity method investment, a decrease in the gain from the FCC spectrum repack of $1.5 million, and increases in programming amortization of $1.8 million, stock-based compensation of $1.3 million, bad debt provision of $0.7 million and loss from disposal of assets of $0.2 million, offset in part by a decrease in depreciation and amortization of $0.7 million. The increase in net working capital is due to decreases in prepaid and other assets of $4.4 million and net due to/from related parties of $1.2 million, and increases in other accrued expenses of $3.7 million, accounts payable of $3.3 million, income taxes payable of $2.3 million and programming rights payable of $1.2 million, offset in part by an increase in accounts receivable of $3.0 million, and a decrease in other liabilities of $1.9 million.

For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020, was $7.0 million, an improvement of $17.7 million, as compared to $24.7 million in the prior year period. The improvement is due to a decline in funding of equity investments of $15.5 million and a decrease in capital expenditures of $3.7 million, offset in part by a decline in proceeds received from the FCC related to the spectrum repack of $1.5 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020, was $1.6 million, an improvement of $0.6 million as compared to $2.1 million in the prior year period. The improvement is primarily due to a decline in the repurchases of our Class A common stock of $0.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There were no changes to the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, due to the COVID-19 global pandemic, we are monitoring our control environment to ensure changes as a result of physical distancing are addressed.

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

Except as set forth in this Item 1A, there have not been any material changes during the quarter ended June 30, 2020 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The risks associated with our advertising revenue become more acute in periods of a slowing economy or recession, including, as a result of public health crises, such as the recent outbreak of the COVID-19 novel coronavirus. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.

As a result of the COVID-19 pandemic, television viewing audiences around the globe have increased dramatically and we have experienced an increase in ratings and delivery across our Networks as many people are self-isolating at home.  However, as our viewers face layoffs and other negative economic impacts from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a material and adverse impact on affiliate revenue for our Networks. Further, the global pandemic has and may continue to have a material and adverse impact on advertising in the near and medium term as expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Additionally, cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike, a general economic downturn, an economic downturn in one or more industries or in one or more geographic areas.

The magnitude of the impact will depend on the duration and extent of the global pandemic and the impact of federal, state, local and foreign governmental actions and consumer behavior in response to the pandemic and such governmental actions. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the negative impact on our operating results and financial position particularly over the near to medium term, including: the severity of the virus; the duration of the pandemic and how long it will take for normal business operations to resume; governmental, business and other actions (which could include travel restrictions and quarantine requirements, limitations on our operations); the promotion of social distancing and the adoption of shelter-in-place orders; the impacts on our supply chain of programming and international border closings preventing immigration to the U.S.; the impact of the pandemic on economic activity; and the health of and the effect on our workforce, particularly if members of our work force are quarantined as a result of exposure. Additionally, some of our employees are working remotely. An extended period of remote work arrangements could introduce operational risks, including but not limited to cybersecurity risks and risks to our internal controls and financial reporting, and impair our ability to manage our business. We expect the various impacts of COVID-19 to continue into the third quarter of 2020.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our workforce, customers, suppliers and shareholders. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption.

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERE MEDIA GROUP, INC.

DATE: August 10, 2020	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 10, 2020	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)