Form 10-Q
period 2020-09-30
HEMISPHERE MEDIA GROUP, INC.
filed 2020-11-09
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of November 5, 2020
Class A common stock, par value $0.0001 per share	20,241,173 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2020

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current Assets
Cash	$117,741	$92,151
Accounts receivable, net of allowance for doubtful accounts of $1,172 and $507, respectively	31,965	29,269
Due from related parties	1,579	1,626
Programming rights	9,892	11,691
Prepaids and other current assets	8,032	11,003
Total current assets	169,209	145,740
Programming rights, net of current portion	15,198	14,804
Property and equipment, net	32,543	34,319
Operating lease right-of-use assets	1,955	1,833
Broadcast license	41,356	41,356
Goodwill	167,322	167,322
Other intangibles, net	27,435	32,587
Deferred income taxes	1,331	1,208
Equity method investments	31,979	49,639
Other assets	4,343	3,979
Total Assets	$492,671	$492,787
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	5,520	1,925
Due to related parties	1,700	669
Accrued agency commissions	3,533	4,662
Accrued compensation and benefits	5,722	5,021
Accrued marketing	6,734	5,327
Other accrued expenses	6,231	6,596
Programming rights payable	10,257	6,369
Investee losses in excess of investment	—	1,484
Current portion of long-term debt	2,134	2,134
Total current liabilities	41,831	34,187
Programming rights payable, net of current portion	1,079	820
Long-term debt, net of current portion	201,243	202,406
Deferred income taxes	19,331	19,331
Other long-term liabilities	4,967	2,917
Defined benefit pension obligation	2,474	2,457
Total Liabilities	270,925	262,118

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at September 30, 2020 and December 31, 2019	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,439,375 and 25,202,314 shares issued at September 30, 2020 and December 31, 2019, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at September 30, 2020 and December 31, 2019	2	2
Additional paid-in capital	278,469	274,518
Class A treasury stock, at cost 5,670,853 and 5,609,966 at September 30, 2020 and December 31, 2019, respectively	(61,031)	(60,521)
Retained earnings	5,262	16,075
Accumulated other comprehensive loss	(2,225)	(792)
Total Hemisphere Media Group Stockholders’ Equity	220,480	229,285
Equity attributable to non-controlling interest	1,266	1,384
Total Stockholders' Equity	221,746	230,669
Total Liabilities and Stockholders' Equity	$492,671	$492,787

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$37,172	$35,846	$104,316	$110,103
Operating expenses:
Cost of revenues	10,994	10,445	34,521	31,976
Selling, general and administrative	10,819	11,869	32,260	33,583
Depreciation and amortization	2,771	2,581	8,696	9,204
Other expenses	172	530	3,220	1,183
Gain from FCC spectrum repack and other	(1,004)	(154)	(831)	(1,661)
Total operating expenses	23,752	25,271	77,866	74,285
Operating income	13,420	10,575	26,450	35,818
Other expense:
Interest expense and other, net	(2,551)	(3,113)	(7,833)	(9,078)
Loss on equity method investments	(988)	(6,888)	(18,196)	(24,048)
Impairment of equity method investment	—	—	(5,479)	—
Total other expense	(3,539)	(10,001)	(31,508)	(33,126)
Income (loss) before income taxes	9,881	574	(5,058)	2,692
Income tax expense	(4,664)	(3,743)	(5,873)	(9,942)
Net income (loss)	5,217	(3,169)	(10,931)	(7,250)
Net loss attributable to non-controlling interest	80	—	118	37
Net income (loss) attributable to Hemisphere Media Group, Inc.	$5,297	$(3,169)	$(10,813)	$(7,213)
Income (loss) per share attributable to Hemisphere Media Group, Inc.:
Basic	$0.13	$(0.08)	$(0.27)	$(0.18)
Diluted	$0.13	$(0.08)	$(0.27)	$(0.18)
Weighted average shares outstanding:
Basic	39,489	39,209	39,415	39,135
Diluted	39,525	39,209	39,415	39,135

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$5,217	$(3,169)	$(10,931)	$(7,250)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income taxes	373	(309)	(1,433)	(2,164)
Comprehensive income (loss)	5,590	(3,478)	(12,364)	(9,414)
Comprehensive loss attributable to non-controlling interest	80	—	118	37
Comprehensive income (loss) attributable to Hemisphere Media Group, Inc.	$5,670	$(3,478)	$(12,246)	$(9,377)

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2020

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A	Retained	Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	(Deficit)	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at June 30, 2020	25,439	$3	19,720	$2	$277,154	$(61,031)	$(35)	$(2,598)	$1,346	$214,841
Net income (loss)	—	—	—	—	—	—	5,297	—	(80)	5,217
Stock-based compensation	—	—	—	—	1,315	—	—	—	—	1,315
Other comprehensive income, net of tax	—	—	—	—	—	—	—	373	—	373
Balance at September 30, 2020	25,439	$3	19,720	$2	$278,469	$(61,031)	$5,262	$(2,225)	$1,266	$221,746

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at December 31, 2019	25,202	$3	19,720	$2	$274,518	$(60,521)	$16,075	$(792)	$1,384	$230,669
Net loss	—	—	—	—	—	—	(10,813)	—	(118)	(10,931)
Stock-based compensation	—	—	—	—	3,951	—	—	—	—	3,951
Vesting of restricted stock	237	—	—	—	—	(510)	—	—	—	(510)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,433)	—	(1,433)
Balance at September 30, 2020	25,439	$3	19,720	$2	$278,469	$(61,031)	$5,262	$(2,225)	$1,266	$221,746

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2019

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at June 30, 2019	25,034	$3	19,720	$2	$271,117	$(59,573)	$15,398	$(647)	$1,451	$227,751
Net loss	—	—	—	—	—	—	(3,169)	—	—	(3,169)
Stock-based compensation	—	—	—	—	2,175	—	—	—	—	2,175
Repurchases of Class A common Stock	—	—	—	—	—	(14)	—	—	—	(14)
Issuance of treasury shares for option exercise	—	—	—	—	(47)	47	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(309)	—	(309)
Balance at September 30, 2019	25,034	$3	19,720	$2	$273,245	$(59,540)	$12,229	$(956)	$1,451	$226,434

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income(Loss)	Interest	Total
Balance at December 31, 2018	24,850	$2	19,720	$2	$270,345	$(59,088)	$19,495	$1,155	$1,488	$233,399
Net loss	—	—	—	—	—	—	(7,213)	—	(37)	(7,250)
Issuance of treasury shares for acquisition of Snap Media	—	—	—	—	(588)	588	—	—	—	—
Stock-based compensation	—	—	—	—	3,535	—	—	—	—	3,535
Vesting of restricted stock	184	1	—	—	—	(532)	—	—	—	(531)
Repurchases of Class A common Stock	—	—	—	—	—	(662)	—	—	—	(662)
Issuance of treasury shares for option exercise	—	—	—	—	(47)	154	—	—	—	107
Adoption of accounting standards	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,164)	—	(2,164)
Balance at September 30, 2019	25,034	$3	19,720	$2	$273,245	$(59,540)	$12,229	$(956)	$1,451	$226,434

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
Reconciliation of Net Loss to Net Cash Provided by Operating Activities:
Net loss	$(10,931)	$(7,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,696	9,204
Program amortization	12,246	10,284
Amortization of deferred financing costs and original issue discount	438	434
Stock-based compensation	3,951	3,535
Provision for bad debts	952	108
Loss on disposition of assets	210	16
Deferred tax expense	306	(312)
Loss on equity method investments	18,196	24,048
Impairment of equity method investment	5,479	—
Gain from FCC repack	(1,041)	(1,677)
Amortization of operating lease right-of-use assets	361	357
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(3,648)	1,949
Due from related parties, net	1,078	(477)
Programming rights	(10,841)	(8,892)
Prepaids and other assets	2,124	(3,558)
(Decrease) increase in:
Accounts payable	3,595	(458)
Other accrued expenses	614	(3,681)
Programming rights payable	4,147	1,009
Income taxes payable	—	(2,265)
Other liabilities	205	1,671
Net cash provided by operating activities	36,137	24,045
Cash Flows From Investing Activities:
Funding of equity method investments	(7,499)	(27,361)
Capital expenditures	(1,977)	(4,925)
FCC repack proceeds	1,041	1,677
Net cash used in investing activities	(8,435)	(30,609)
Cash Flows From Financing Activities:
Repayments of long-term debt	(1,602)	(1,600)
Purchases of common stock	(510)	(1,194)
Proceeds from exercise of options	—	107
Net cash used in financing activities	(2,112)	(2,687)
Net increase (decrease) in cash	25,590	(9,251)
Cash:
Beginning	92,151	94,478
Ending	$117,741	$85,227
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$7,586	$10,013
Income taxes	$1,112	$9,263
Non-cash investing activity:
Acquisition financed in part by treasury shares	$—	$588
Non-cash financing activity:
Cashless exercise of options issued from treasury shares	$—	$47

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

Reclassification: Certain prior period amounts on the presented Condensed Consolidated Statement of Cash Flows have been reclassified to conform to current period presentation.

Basis of presentation:   The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and nine months ended September 30, 2020 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2020, especially when considering the risks and uncertainties associated with the coronavirus (“COVID-19”) and the impact it may have on our business, results of operations and financial condition. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Use of estimates: In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for each of the three and nine months ended September 30, 2020 and 2019. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances, but could change in the future as more information becomes known about the impact of COVID-19, and actual results could differ from those estimates.

Net income (loss) per common share:  Basic income (loss) per share is computed by dividing income (loss) attributable to Hemisphere Media Group, Inc. common stockholders by the number of weighted-average outstanding shares of common stock. Diluted income (loss) per share reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted income (loss) per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator for income (loss) per common share calculation:
Net income (loss) attributable to Hemisphere Media Group, Inc.	$5,297	$(3,169)	$(10,813)	$(7,213)
Denominator for income (loss) per common share calculation:
Weighted-average common shares, basic	39,489	39,209	39,415	39,135
Effect of dilutive securities
Stock options and restricted stock	36	—	—	—
Weighted-average common shares, diluted	39,525	39,209	39,415	39,135
Income (loss) per share attributable to Hemisphere Media Group, Inc.
Basic	$0.13	$(0.08)	$(0.27)	$(0.18)
Diluted	$0.13	$(0.08)	$(0.27)	$(0.18)

We apply the treasury stock method to measure the dilutive effect of its outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted income (loss) per common share calculation. Per the Accounting Standards Codification (“ASC”) 260 accounting guidance, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted income (loss) per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 3.9 million and 1.7 million shares of common stock for the three months ended September 30, 2020 and 2019, respectively, were excluded from the computation of diluted income (loss) per common share for these periods because their effect would have been anti-dilutive. Potentially dilutive securities representing 3.1 million and 1.2 million shares of common stock for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the computation of diluted loss per common share for these periods because their effect would have been anti-dilutive. The net income (loss) per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from operations for the three months ended September 30, 2019, 0.3 million outstanding awards were excluded from the computation of diluted loss per share because their effect was anti-dilutive. As a result of the loss from operations for the nine months ended September 30, 2020 and 2019, 0.2 million and 0.3 million, respectively, outstanding awards were excluded from the computation of diluted loss per share because their effect was anti-dilutive.

Risks and Uncertainties: In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of COVID-19 and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Even during these unprecedented times, we have continued the production of news and entertainment programming, as our viewers rely on our Networks to keep them informed.

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company has experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations as of September 30, 2020. While the Company’s advertising revenue improved in the current quarter, the Company is unable to predict the impact that a significant change in circumstances including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic may have on our businesses in the future. The extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be predicted. These factors include the length and severity of the outbreak, the responses of private sector businesses and governments including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see "Item 1A-Risk Factors" included elsewhere in this Quarterly Report.

The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its Condensed Consolidated Financial Statements, including the impairment of goodwill and indefinite-lived intangible assets and the fair value of equity method investments. The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, remains uncertain. The negative effect of the pandemic on the Company’s business in the current year was significant and the adverse impact of COVID-19 could be material to the Company's future operating results. The Company believes it has substantial liquidity to satisfy its financial commitments.

Recently adopted Accounting Standards: On January 1, 2020, we adopted Financial Accounting Standards Board (“the FASB”) Accounting Standards Update (“ASU”) 2019- 02—Entertainment-Films-Other Assets-Film Costs (Subtopic 926-20): Improvements to Accounting for Costs of Films. The updated guidance aligns the accounting for production costs of episodic television series with those of films, allowing for costs to be capitalized in excess of amounts of revenue contracted for each episode. The updated guidance also updates certain presentation and disclosure requirements for capitalized film and television costs, and requires impairment testing to be performed at a group level for capitalized film and television costs when the content is predominately monetized with other owned or licensed content. The adoption of this ASU did not have an impact on our accompanying Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 2020.

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

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended September 30,
Revenues by type	2020	2019

Affiliate revenue	$19,048	$20,993
Advertising revenue	17,556	13,780
Other revenue	568	1,073
Total revenue	$37,172	$35,846

	Nine months ended September 30,
Revenues by type	2020	2019

Affiliate revenue	$58,154	$63,879
Advertising revenue	41,750	42,625
Other revenue	4,412	3,599
Total revenue	$104,316	$110,103

Note 3. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

●	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and close captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Total expenses incurred were $0.6 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively. Total expenses incurred were $1.9 million and $2.0 million for the nine months ended September 30, 2020 and 2019, respectively. Amounts due to MVS pursuant to the agreement amounted to $1.7 million and $0.7 million as of September 30, 2020 and December 31, 2019, respectively.

●	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that operates a subscription satellite television service throughout Mexico and distributes Cinelatino as part of its service. Total revenue recognized was $0.3 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively. Total revenue recognized was $0.8 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. Amounts due from Dish Mexico amounted to $0.6 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively.

●	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized was $0.2 million for each of the three months ended September 30, 2020 and 2019. Total revenues recognized were $0.7 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. Amounts due from MVS pursuant to this agreement amounted to $0.7 million as of September 30, 2020 and December 31, 2019.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.1 million for each of the three months ended September 30, 2020 and 2019, and $0.3 million for each of the nine months ended September 30, 2020 and 2019. No amounts were due to this related party as of September 30, 2020 and December 31, 2019.

The Company is party to an output agreement with Pantelion Films, LLC (“Pantelion”), a joint venture made up of several organizations, including Panamax Films, LLC (an entity owned by James M. McNamara) and Lions Gate Films, Inc. (“Lionsgate”), for the licensing of movie titles. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.2 million for each of the three months ended September 30, 2020 and 2019, and $0.7 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, $2.7 million and $1.8 million, respectively, is included in programming rights payable in the accompanying Condensed Consolidated Balance Sheets related to this agreement.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30,	December 31,
	2020	2019
Broadcast license	$41,356	$41,356
Goodwill	167,322	167,322
Other intangibles	27,435	32,587
Total intangible assets	$236,113	$241,265

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the nine months ended September 30, 2020 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2019	Additions	Impairment	September 30, 2020
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	167,322	—	—	167,322
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$225,364	$—	$—	$225,364

A summary of the changes in the Company’s other amortizable intangible assets for the nine months ended September 30, 2020 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2019	Additions	Amortization	September 30, 2020
Affiliate relationships	$14,352	$—	$(4,492)	$9,860
Advertiser relationships	138	—	(138)	—
Non-compete agreement	826	—	(407)	419
Other intangibles	68	—	(48)	20
Programming contracts	517	—	(67)	450
Total finite-lived intangibles	$15,901	$—	$(5,152)	$10,749

The aggregate amortization expense of the Company’s amortizable intangible assets was $1.6 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and $5.2 million and $6.8 million for the nine months ended September 30, 2020 and 2019, respectively. The weighted average remaining amortization period is 2.1 years at September 30, 2020.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2020	$1,616
2021	6,424
2022	1,766
2023	328
2024 and thereafter	615
Total	$10,749

The Company evaluated whether there has been a change in circumstances as of September 30, 2020 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of our goodwill and intangible assets is sensitive to management's forecasts of future profitability and market conditions. Based on the analysis it was concluded that the fair value of our goodwill and intangible assets was more likely than not in excess of the carrying value as of September 30, 2020. At this time, the impact of COVID-19 on our forecasts is uncertain and, as a result, we will continue to evaluate the potential impact on our Business.

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

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity that is accounted for under the equity method. During the three months ended March 31, 2020, we funded $1.5 million into Pantaya, bringing our total capital contributions to $10 million, equal to our funding obligation. We record the income or loss on investment on a one quarter lag. As of March 31, 2019, our applicable pro rata share of the inception-to-date losses exceeded our contractual funding commitment of $10 million. As such, our cumulative share of the losses is limited to $10 million and no additional losses were recorded following the three months ended March 31, 2019. For each of the three months ended September 30, 2020 and 2019, we recorded $0 million in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019, we recorded $0 and $0.3 million in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations, respectively. As of December 31, 2019, we were committed to provide future capital contributions to Pantaya. Accordingly, we presented the net balance recorded for our share of Pantaya’s losses in excess of the amount funded into Pantaya as a liability in the amount of $1.5 million in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2019. During the three month period ended March 31, 2020, we satisfied our capital contribution obligation to Pantaya, and as a result, the balance recorded for our share of Pantaya’s losses in excess of the amount funded was $0, and accordingly, there was no liability presented in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2020. As of September 30, 2020 and December 31, 2019, we had a receivable balance from Pantaya of $3.6 million and $3.9 million, respectively, and is included in accounts receivable and other assets in the accompanying Condensed Consolidated Balance Sheets.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of September 30, 2020, we have funded $117.6 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company records 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For the three months ended September 30, 2020 and 2019, we recorded $1.0 million and $7.1 million in loss on equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. For the nine months ended September 30, 2020 and 2019, we recorded $18.0 million and $24.0 million in loss on equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments related to the Canal 1 joint venture was $32.1 million and $44.2 million as of September 30, 2020 and December 31, 2019, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2020 and December 31, 2019, we had a receivable balance from Canal 1 of $2.6 million and $2.0 million, respectively, and is included in other assets in the accompanying Condensed Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. This write-off was recorded in impairment of equity method investment in the Condensed Consolidated Statements of Operations. Due to the above mentioned write-off of the investment carrying value, we did not record any share of the loss from the investment for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, we recorded $0.2 million and $0.4 million, respectively, in gain on equity method investments in the Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to REMEZCLA was $0 million and $5.5 million as of September 30, 2020 and December 31, 2019, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. For more information, see Note 9, "Fair Value Measurements".

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (we own 75% of Snap Media), a joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of September 30, 2020, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For the three months ended September 30, 2020 and 2019, we recorded $0 million and $0.0 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019, we recorded $0.2 million and $0.1 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.1 million and $0.0 million as of September 30, 2020 and December 31, 2019, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of and for the nine months ended June 30, 2020 are included below (amounts in thousands):

Total Equity
Investees
Current assets	$59,866
Non-current assets	$25,193
Current liabilities	$50,640
Non-current liabilities	$25,173
Net revenue	$36,225
Operating loss	$(25,030)
Net loss	$(42,201)

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

For the nine months ended September 30, 2020 and 2019, our income tax expense has been computed utilizing an estimated annual effective tax rate of 37.4% and 34.6%, respectively. The difference between the annual effective rate of 37.4% and the statutory Federal income tax rate of 21% in the nine month period ended September 30, 2020, is primarily due to the impact of the Tax Act, which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. The annual effective tax rate related to income generated in the U.S. is 27.1%. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 10.3% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the nine month period ended September 30, 2020 to 37.4%. Additionally, the Company is evaluating the impact related to state filings and tax incentives in Puerto Rico, which may result in a tax beneficial position. It is anticipated that any adjustments will be recorded in the period ending December 31, 2020. For the nine month period ended September 30, 2019, the difference between the annual effective tax rate of 34.6% and the statutory Federal income tax rate of 21% is primarily due to the impact of the Tax Act and the related impact to the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code.

Income tax expense was $4.7 million and $3.7 million for the three months ended September 30, 2020 and 2019, respectively. Income tax expense was $5.9 million and $9.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 7. Long-Term Debt

Long-term debt as of September 30, 2020 and December 31, 2019 consists of the following (amounts in thousands):

	September 30, 2020	December 31, 2019
Senior Notes due February 2024	$203,377	$204,540
Less: Current portion	2,134	2,134
	$201,243	$202,406

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

As of September 30, 2020, the original issue discount balance was $1.1 million, net of accumulated amortization of $2.4 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the accompanying Condensed Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.8 million, net of accumulated amortization of $2.5 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding as of September 30, 2020 as presented on the accompanying Condensed Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value as of September 30, 2020 and December 31, 2019, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of September 30, 2020 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2020	$533
2021	2,134
2022	2,134
2023	2,134
2024	198,411
Total	$205,346

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

The change in the fair value of the interest rate swap agreements for the three months ended September 30, 2020 and 2019, resulted in an unrealized gain of $0.5 million and an unrealized loss of $0.4 million, respectively, and was included in AOCI net of taxes. The change in the fair value of the interest rate swap agreements for the nine months ended September 30, 2020 and 2019, resulted in an unrealized loss of $1.9 million and $2.8 million, respectively, which were included in AOCI net of taxes. The Company paid $0.4 million and $0.9 million of net interest on the settlement of the interest rate swap agreements for the three and nine months ended September 30, 2020, respectively. The Company received $0.1 million and $0.4 million of net interest on the settlement of the interest rate swap agreements for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019.

The aggregate fair value of the interest rate swaps was $2.7 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively, and was recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (amounts in thousands):

		Estimated Fair Value
		September 30, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$2,666	—	$2,666

		Estimated Fair Value
		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$804	—	$804

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and other intangible assets. As of March 31, 2020, the Company measured its equity method investment in REMEZCLA and recorded an other-than-temporary non-cash impairment charge using Level 3 inputs. Fair value was estimated using a market approach that reflected estimated revenue multiples, adjusted for liquidity and going-concern uncertainty. For more information, see Note 5, “Equity Method Investments”. There were no other nonfinancial assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2020.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 10. Stockholders’ Equity

Capital stock

As of September 30, 2020, the Company had 20,241,173 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

The Company's Board of Directors authorized the repurchase of up to $25 million of the Company’s Class A common stock on an opportunistic basis. As of September 30, 2020, no repurchases have been made.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At September 30, 2020, 1.2 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.3 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $2.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. As of September 30, 2020, there was $3.8 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years.

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

	Nine Months Ended	Year Ended
Black-Scholes Option Valuation Assumptions	September 30, 2020	December 31, 2019
Risk-free interest rate	0.4%	1.6%
Dividend yield	—	—
Volatility	44.2%	40.3%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the nine months ended September 30, 2020 (shares and intrinsic value in thousands):

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic
	shares	exercise price	term	value
Outstanding at December 31, 2019	3,855	$11.72	6.1	$12,101
Granted	25	9.29	6.0	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2020	3,880	$11.66	5.3	$—
Vested at September 30, 2020	3,102	$11.56	4.4	$—
Exercisable at September 30, 2020	3,102	$11.56	4.4	$—

Restricted stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the nine months ended September 30, 2020 (shares in thousands):

	Number of	Weighted-average
	shares	grant date fair value
Outstanding at December 31, 2019	592	$12.32
Granted	118	9.29
Vested	(237)	12.75
Forfeited	—	—
Outstanding at September 30, 2020	473	$11.34

Note 11. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 12. Leases

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Lease cost is recorded in selling, general, and administrative expense in the accompanying Condensed Consolidated Statement of Operations. Total lease cost was $0.2 million for each of the three months ended September 30, 2020 and 2019. Total lease cost was $0.6 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively. Leases with a term of one year or less are classified as short-term and are not recognized in the Condensed Consolidated Balance Sheets.

A summary of the classification of operating leases on our Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (amounts in thousands):

		September 30,	December 31,
		2020	2019
Operating lease right-of-use assets		$1,955	$1,833
Operating lease liability, current	(Other accrued expenses)	595	538
Operating lease liability, non-current	(Other long-term liabilities)	$1,527	$1,574

Components of lease cost reflected in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three months ended September 30,
	2020	2019
Operating lease cost	$168	$172
Short-term lease cost	6	65
Total lease cost	$174	$237

	Nine months ended September 30,
	2020	2019
Operating lease cost	$488	$488
Short-term lease cost	92	175
Total lease cost	$580	$663

A summary of weighted-average remaining lease term and weighted-average discount rate as of September 30, 2020:

Weighted-average remaining lease term	3.9	years
Weighted average discount rate	6.3%

Supplemental cash flow and other non-cash information for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Nine months ended September 30,
	2020	2019
Operating cash flows from operating leases	$444	$428
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	541	393

Future annual minimum lease commitments as of September 30, 2020 were as follows (amounts in thousands):

September 30, 2020
Remainder of 2020	$150
2021	714
2022	614
2023	494
2024	427
Total minimum payments	$2,399
Less: amount representing interest	(277)
Lease liability	$2,122

Note 13. Commitments

The Company has other commitments in addition to the various operating leases included in Note 12, “Leases”, primarily programming.

Future minimum payments as of September 30, 2020, are as follows (amounts in thousands):

September 30,
2020
Remainder of 2020	$4,030
2021	6,290
2022	1,620
2023	469
2024 and thereafter	299
Total	$12,708

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

Headquartered in Miami, Florida, our portfolio consists of the following:

●	Cinelatino: the leading Spanish-language cable movie network with approximately 18 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S. overall, based on coverage ratings.

●	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement ten years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 65 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.

●	WAPA Deportes: Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico.

●	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to over 3.7 million subscribers, excluding digital basic subscribers.

●	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated primetime cable television network devoted to telenovelas. Pasiones has approximately 18.1 million subscribers across the U.S. and Latin America.

●	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 3.5 million subscribers.

●	Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.2 million subscribers.

●	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.

●	Pantaya: is the first-ever premium streaming destination for world-class movies and series in Spanish offering the largest selection of current and classic blockbusters and critically acclaimed titles from Latin America and the U.S., all commercial-free. Pantaya’s programming includes content from our library, Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Grupo Televisa’s theatrical releases in Mexico, as well as, original series, comedy specials and concerts. We own a 25% interest in Pantaya in partnership with Lionsgate, which service launched in August 2017.

●	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.

●	REMEZCLA: a digital media company targeting English-speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA. As of March 31, 2020, given the uncertainty caused by the COVID-19 pandemic and the associated going-concern uncertainty, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Our two primary sources of revenues are advertising revenue and affiliate revenue. All of our Networks derive revenues from advertising. Advertising revenue is generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenue is tied to the success of our programming, including the popularity of our programming with our target audience. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. Puerto Rico’s political election cycle occurs every four years and we have benefitted from political advertising revenue in the year ending December 31, 2020, which is an election year.

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

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company has experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations as of September 30, 2020. While the Company’s advertising revenue improved in the current quarter, the Company is unable to predict the impact that a significant change in circumstances, including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic may have on our businesses in the future. The extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be predicted. These factors include the length and severity of the outbreak, the responses of private sector businesses and governments including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see "Item 1A-Risk Factors" included elsewhere in this Quarterly Report.

The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, remains uncertain. The negative effect of the pandemic on the Company’s business in the current year was significant and the adverse impact of COVID-19 could be material to the Company's future operating results. The Company believes it has substantial liquidity to satisfy its financial commitments.

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, is also negatively impacted. Colombia's President Ivan Duque declared a state of emergency locking down the country from March 20, 2020 thru August 31, 2020. Currently certain restrictions have been lifted, though many restrictions remain in place, including limiting operating capacity of the airline industry to a maximum of 50% and restaurants and hotels to a maximum of 30%, while movie theaters and other entertainment venues remain closed and most government discretionary spending continues to be frozen. The pandemic has contributed to lower consumer confidence. All of these circumstances have had a material adverse impact on advertising spending, and accordingly, have had a material adverse impact on Canal 1's advertising revenue. It is unclear when the lockdown will be fully lifted or when advertising will return to pre-COVID-19 levels.

Comparison of Consolidated Operating Results for the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

(amounts in thousands)

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	September 30,		Favorable/	Favorable/	September 30,		Favorable/	Favorable/
	2020	2019	(Unfavorable)	(Unfavorable)	2020	2019	(Unfavorable)	(Unfavorable)
Net revenues	$37,172	$35,846	$1,326	3.7%	$104,316	$110,103	$(5,787)	(5.3)%
Operating expenses:
Cost of revenues	10,994	10,445	(549)	(5.3)%	34,521	31,976	(2,545)	(8.0)%
Selling, general and administrative	10,819	11,869	1,050	8.8%	32,260	33,583	1,323	3.9%
Depreciation and amortization	2,771	2,581	(190)	(7.4)%	8,696	9,204	508	5.5%
Other expenses	172	530	358	67.5%	3,220	1,183	(2,037)	NM
Gain from FCC spectrum repack and other	(1,004)	(154)	850	NM	(831)	(1,661)	(830)	(50.0)%
Total operating expenses	23,752	25,271	1,519	6.0%	77,866	74,285	(3,581)	(4.8)%

Operating income	13,420	10,575	2,845	26.9%	26,450	35,818	(9,368)	(26.2)%
Other expenses, net:
Interest expense and other, net	(2,551)	(3,113)	562	18.1%	(7,833)	(9,078)	1,245	13.7%
Loss on equity method investments	(988)	(6,888)	5,900	85.7%	(18,196)	(24,048)	5,852	24.3%
Impairment of equity method investment	—	—	—	—	(5,479)	—	(5,479)	NM
Total other expenses, net	(3,539)	(10,001)	6,462	64.6%	(31,508)	(33,126)	1,618	4.9%

Income (loss) before income taxes	9,881	574	9,307	NM	(5,058)	2,692	(7,750)	NM

Income tax expense	(4,664)	(3,743)	(921)	(24.6)%	(5,873)	(9,942)	4,069	40.9%
Net income (loss)	5,217	(3,169)	8,386	NM	(10,931)	(7,250)	(3,681)	(50.8)%
Net loss attributable to non-controlling interest	80	—	80	NM	118	37	81	NM
Net income (loss) attributable to Hemisphere Media Group, Inc.	$5,297	$(3,169)	$8,466	NM	$(10,813)	$(7,213)	$(3,600)	(49.9)%

NM = Not meaningful

Net Revenues

Net revenues were $37.2 million for the three months ended September 30, 2020, an increase of $1.3 million, or 4%, as compared to $35.8 million for the comparable period in 2019. The improvement was due to an increase in advertising revenue, which was offset in part by decreases in affiliate revenue and other revenue. Advertising revenue increased $3.8 million, or 27%, primarily due to the growth in the Puerto Rico television advertising market and an increase in WAPA’s share of the advertising market in Puerto Rico, an increase in advertising revenue across our U.S. cable networks, as well as political advertising revenue. Affiliate revenue decreased $1.9 million, or 9%, due to a decline in subscribers to our U.S. cable networks and a decline in non-U.S. affiliate revenue as a result of subscriber and fee declines, due in part to unfavorable foreign currency movements. Other revenue decreased $0.5 million, or 47%, driven by the timing of the licensing of content to third parties. Excluding political advertising revenue, net revenues were flat for the three months ended September 30, 2020.

Net revenues were $104.3 million for the nine months ended September 30, 2020, a decrease of $5.8 million, or 5%, as compared to $110.1 million for the comparable period in 2019. The decline was due to decreases in affiliate revenue and advertising revenue, which were offset in part by increases in other revenue. Affiliate revenue decreased $5.7 million, or 9%, due to a decline in subscribers to our U.S. cable networks, and a decline in non-U.S. affiliate revenue as a result of subscriber and fee declines, due in part to unfavorable foreign currency movements. Advertising revenue decreased $0.9 million, or 2%, due to the negative impact on the Puerto Rico television advertising market of the earthquakes in January and then the COVID-19 pandemic, which more than offset the growth in advertising revenue during the three month period ended September 30, 2020. Other revenue increased $0.8 million, or 23%, driven by the licensing of content to third parties. Excluding political advertising revenue, net revenues decreased $7.4 million, or 7% for the nine months ended September 30, 2020.

The following table presents estimated subscriber information:

	Subscribers(a)
	(amounts in thousands)
	September 30,	December 31,	September 30,
	2020	2019	2019
U.S. Cable Networks:
WAPA America(b)	3,728	4,140	4,290
Cinelatino	3,831	4,364	4,497
Pasiones	4,147	4,626	4,739
Centroamerica TV	3,473	3,976	4,126
Television Dominicana	2,179	2,345	2,396
Total	17,358	19,451	20,048

Latin America Cable Networks:
Cinelatino	14,138	16,132	16,165
Pasiones	13,931	16,763	16,686
Total	28,069	32,895	32,851

(a)   Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)   Excludes digital basic subscribers.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. Cost of revenues for the three months ended September 30, 2020, were $11.0 million, an increase of $0.5 million, or 5%, as compared to $10.4 million for the comparable period in 2019, primarily as a result of higher programming and news costs due to coverage of the elections in Puerto Rico. Cost of revenues for the nine months ended September 30, 2020, were $34.5 million, an increase of $2.5 million, or 8%, as compared to $32.0 million for the comparable period in 2019, primarily due to higher programming costs as a result of increased content licensing to third parties, higher production costs related to Guerreros, a daily reality show at

WAPA, which commenced production in May 2019, and increased news costs. These increases were offset in part by the timing of certain sporting events, which were televised in the prior year, but were postponed or cancelled due to the COVID-19 pandemic.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general, and administrative expenses for the three months ended September 30, 2020, were $10.8 million, a decrease of $1.1 million, or 9%, as compared to $11.9 million for the comparable period in 2019, primarily due to lower stock-based compensation and reduced marketing and research, due in part to the termination of Nielsen ratings services for Cinelatino, offset in part by higher personnel expenses and an increase in the bad debt reserve. Selling, general, and administrative expenses for the nine months ended September 30, 2020, were $32.3 million, a decrease of $1.3 million, or 4%, as compared to $33.6 million for the comparable period in 2019, due primarily to reduced marketing and research and lower personnel expenses, offset in part by increases in the bad debt reserve and stock-based compensation.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the three months ended September 30, 2020, was $2.8 million, an increase of $0.2 million, or 7%, as compared to $2.6 million for the comparable period in 2019, due to depreciation of assets placed into service to replace equipment damaged by Hurricane Maria and equipment required as a result of the FCC spectrum repack, and the amortization of intangibles recognized from the Snap Media acquisition. Depreciation and amortization for the nine months ended September 30, 2020, was $8.7 million, a decrease of $0.5 million, or 6%, as compared to $9.2 million for the comparable period in 2019, due to certain intangible assets that were fully amortized as of the first quarter of 2019.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses for the three months ended September 30, 2020, were $0.2 million, a decrease of $0.3 million, as compared to $0.5 million in the comparable period in 2019. Other expenses for the nine months ended September 30, 2020, were $3.2 million, an increase of $2.0 million, as compared to $1.2 million in the comparable period in 2019, due to the pursuit of strategic transactions.

Gain from FCC repack and other: Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment we have purchased as a result of the FCC spectrum repack, and gain or loss from the sale of assets no longer utilized in the operations of the business. Gain from FCC spectrum repack and other for the three months ended September 30, 2020, was $1.0 million, an increase of $0.8 million, as compared to $0.2 million in the comparable period in 2019, due to the timing of reimbursements received from the FCC for equipment purchases required as a result of the FCC spectrum repack. Gain from FCC spectrum repack and other for the nine months ended September 30, 2020, was $0.8 million, a decrease of $0.9 million, as compared to $1.7 million in the comparable period of 2019, due to the timing of reimbursements received from the FCC and the disposal of assets no longer utilized in the operations of the business during the current period.

Other Expenses

Interest Expense and Other, net: Interest expense for the three and nine months ended September 30, 2020, decreased $0.6 million, or 18% and $1.2 million, or 14%, respectively. These decreases were primarily due to lower average interest rates as a result of the decline in LIBOR.

Loss on Equity Method Investments: Loss on equity method investments for the three months ended September 30, 2020, was $1.0 million, an improvement of $5.9 million, as compared to $6.9 million for the comparable period in 2019. Loss on equity method investments for the nine months ended September 30, 2020, was $18.2 million, an improvement of $5.8 million, as compared to $24.0 million in the comparable period in 2019. These improvements were due to improved operating results and an unrealized gain on foreign currency denominated obligations at Canal 1. The nine month period also benefitted from lower losses at Pantaya. Our pickup of losses at Pantaya declined due to the inception to date losses exceeding our funding commitment, and as a result, we have not recognized our share of the losses following the three month period ended March 31, 2019. For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Impairment of Equity Method Investment: At March 31, 2020, we deemed our investment in REMEZCLA to be impaired given the uncertainty caused by the COVID-19 pandemic and the associated going-concern risks. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full valuation of our investment in REMEZCLA. There were no additional equity method impairments recorded during the three months ended September 30, 2020. For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Income Tax Expense

Income tax expense for the three months ended September 30, 2020, was $4.7 million as compared to $3.7 million for the comparable period in 2019, due to higher operating income. Income tax expense for the nine months ended September 30, 2020, was $5.9 million as compared to income tax expense of $9.9 million for the comparable period in 2019, due to lower operating income. For more information, see Note 6, “Income Taxes” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Income (Loss)

Net income for the three months ended September 30, 2020, was $5.2 million as compared to net loss of $3.2 million for the comparable period in 2019. Net loss for the nine months ended September 30, 2020, was $10.9 million as compared to $7.3 million for the comparable period in 2019.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, was $0.1 million for the three months ended September 30, 2020, as compared to $0 million for the comparable period in 2019. Net loss attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, was $0.1 million and $0.0 million for the nine months ended September 30, 2020 and 2019, respectively.

Net Income (Loss) Available to Hemisphere Media Group, Inc.

Net income available to Hemisphere Media Group, Inc. for the three months ended September 30, 2020, was $5.3 million as compared to net loss available to Hemisphere Media Group, Inc. of $3.2 million for the comparable period in 2019. Net loss available to Hemisphere Media Group, Inc. for the nine months ended September 30, 2020, was $10.8 million as compared to $7.2 million for the comparable period in 2019.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At September 30, 2020, we had $117.7 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

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

Cash Flows

	Nine Months Ended September 30,
Amounts in thousands:	2020	2019
Cash provided by (used in):
Operating activities	$36,137	$24,045
Investing activities	(8,435)	(30,609)
Financing activities	(2,112)	(2,687)
Net increase (decrease) in cash	$25,590	$(9,251)

Comparison for the Nine Months Ended September 30, 2020 and September 30, 2019

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

Net cash provided by operating activities for the nine months ended September 30, 2020 was $36.1 million, an increase of $12.1 million, as compared to $24.0 million in the prior year period, due to increases in net working capital of $12.0 million, non-cash items of $3.8 million, offset in part by an increase in net loss of $3.7 million. The increase in net working capital is due to decreases in prepaid and other assets of $5.7 million and net due from related parties of $1.6 million and increases in other accrued expenses of $4.3 million, accounts payable of $4.1 million, programming rights payable of $3.1 million, and income taxes payable and other liabilities of $0.8 million, offset in part by increases in accounts receivable of $5.6 million and programming rights of $1.9 million. The increase in non-cash items is due to a $5.5 million impairment of equity method investment, increases in programming amortization of $2.0 million, bad debt provision of $0.8 million, deferred tax expense of $0.6 million, stock-based compensation of $0.4 million, and a decrease in the gain from the FCC spectrum repack and other of $0.8 million, offset in part by decreases in loss on equity method investments of $5.9 million and depreciation and amortization of $0.5 million.

For more information, see Note 5, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020, was $8.4 million, an improvement of $22.2 million, as compared to $30.6 million in the prior year period. The improvement is due to a decline in funding of equity investments of $19.9 million and a decrease in capital expenditures of $2.3 million, net of proceeds received from the FCC related to the spectrum repack.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020, was $2.1 million, an improvement of $0.6 million as compared to $2.7 million in the prior year period. The improvement is primarily due to a decline in the repurchases of our Class A common stock of $0.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of September 30, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Except as set forth in this Item 1A, there have not been any material changes during the quarter ended September 30, 2020 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As a result of the COVID-19 pandemic, television viewing audiences around the globe have increased dramatically and we have experienced an increase in ratings and delivery across our Networks as many people are self-isolating at home.  However, as our viewers face layoffs and other negative economic impacts from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a material and adverse impact on affiliate revenue for our Networks. Although there was growth in the Puerto Rico television advertising market in the quarter ended September 30, 2020, the global pandemic has and may continue to have a material and adverse impact on advertising in the near and medium term as expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Additionally, cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike, a general economic downturn, an economic downturn in one or more industries or in one or more geographic areas.

The magnitude of the impact will depend on the duration and extent of the global pandemic and the impact of federal, state, local and foreign governmental actions and consumer behavior in response to the pandemic and such governmental actions. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the negative impact on our operating results and financial position particularly over the near to medium term, including: the severity of the virus; the duration of the pandemic and how long it will take for normal business operations to resume; governmental, business and other actions (which could include travel restrictions and quarantine requirements, limitations on our operations); the promotion of social distancing and the adoption of shelter-in-place orders; the impacts on our supply chain of programming and international border closings preventing immigration to the U.S.; the impact of the pandemic on economic activity; and the health of and the effect on our workforce, particularly when members of our work force are quarantined as a result of exposure. Additionally, some of our employees are working remotely. An extended period of remote work arrangements could introduce operational risks, including but not limited to cybersecurity risks and risks to our internal controls and financial reporting, and impair our ability to manage our business. The impact of COVID-19 on our business and its future operations remains uncertain.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: November 9, 2020	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 9, 2020	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)