Form 10-K
period 2020-12-31
HEMISPHERE MEDIA GROUP, INC.
filed 2021-03-15
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-accelerated Filer	☐	Smaller reporting company	☒
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the company has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ or No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☒

The aggregate market value of the Class A common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was approximately $177,066,202. No market exists for the shares of Class B common stock, which is neither registered under Section 12 of the Act nor subject to Section 15(d) of the Act. The Class B common stock is convertible into Class A common stock on a share-for-share basis at the option of the holder. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors and executive officers and other affiliates of the registrant and persons affiliated with Hemisphere Media Group, Inc. Exclusion of shares held by any person should not be construed as a conclusion by the registrant, or an admission by any such person, that such person is an “affiliate” of the Company, as defined by applicable securities laws.

Class of Stock	Shares Outstanding as of March 11, 2021
Class A common stock, par value $0.0001 per share	20,143,881 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2021 Annual Meeting of Shareholders.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

December 31, 2020

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

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Statements in this Annual Report on Form 10-K for the year ended December 31, 2020 (this “Annual Report”), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about Hemisphere Media Group, Inc. (the “Company”) and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. These statements are, or may be deemed to be, “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

These forward-looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “might,” “expect,” “positioned,” “strategy,” “future,” “potential,” “forecast,” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These include, but are not limited to, the Company’s future financial and operating results (including growth and earnings), plans, objectives, expectations and intentions and other statements that are not historical facts.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. In addition to the risk factors described in “Item 1A—Risk Factors” in this Annual Report on Form 10-K, those factors include:

●	the deterioration of general economic conditions, political instability, social unrest, and public health crises, such as the occurrence of a global pandemic like COVID-19, including measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties, recent increases in, and any additional waves of, COVID-19 cases, new variants of the virus, and the availability and efficacy of a vaccine and treatments for the disease, either nationally or in the local markets in which we operate, including, without limitation, in the Commonwealth of Puerto Rico;
●	Puerto Rico's uncertain political climate, as well as delays in the disbursement of earmarked federal funds on the local economy and advertising market;
●	the effects of extreme weather and climate events on our Business as well as our counterparties, customers, employees, third-party vendors and suppliers;
●	changes in technology, including changes in the distribution and viewing of television programming, including expanded deployment of personal video recorders, subscription and advertising video on-demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;
●	the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to businesses that we acquire;
●	the potential for viewership of our Networks’ programming to decline or unexpected reductions in the number of subscribers to our Networks;
●	the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;
●	the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;
●	the risk that we may become responsible for certain liabilities of the businesses that we acquire or joint ventures we enter into;
●	future financial performance, including our ability to obtain additional financing in the future on favorable terms;
●	the failure of our Business to produce projected revenues or cash flows;
●	reduced access to capital markets or significant increases in borrowing costs;
●	our ability to successfully manage relationships with customers and Distributors and other important third parties;
●	continued consolidation of Distributors in the marketplace;

●	a failure to secure affiliate agreements or the renewal of such agreements on less favorable terms;
●	disagreements with our Distributors over contract interpretation;
●	our success in acquiring, investing in and integrating complementary businesses;
●	the outcome of any pending or threatened litigation;
●	the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;
●	strikes or other union job actions that affect our operations, including, without limitation, failure to renew our collective bargaining agreements on mutually favorable terms;
●	the failure or destruction of satellites or transmitter facilities that we depend upon to distribute our Networks;
●	uncertainties inherent in the development of new business lines and business strategies;
●	changes in pricing and availability of products and services;
●	uncertainties regarding the financial results of equity method investees and changes in the nature of key strategic relationships with partners and Distributors;
●	changes in domestic and foreign laws or regulations under which we operate;
●	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;
●	the ability of suppliers and vendors to deliver products and services;
●	our ability to timely and fully recover proceeds under our insurance policies;
●	fluctuations in foreign currency exchange rates and political unrest and regulatory changes in the international markets in which we operate;
●	changes in the size of the U.S. Hispanic population, including the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America;
●	changes in, or failure or inability to comply with, government regulations including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; and
●	competitor responses to our products and services.

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

Headquartered in Miami, Florida, our portfolio consists of the following:

Cinelatino: the leading Spanish-language cable movie network with over 17.9 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S.

WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement eleven years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 67 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.

WAPA Deportes: Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico.

WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 3.7 million subscribers, excluding digital basic subscribers.

Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated telenovela cable television network in primetime. Pasiones has approximately 18.4 million subscribers across the U.S. and Latin America.

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

Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fifth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.2 million subscribers.

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

Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista Entertainment, LLC ("MarVista"), an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.

REMEZCLA: a digital media company targeting English-speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.

Hemisphere was incorporated in Delaware on January 16, 2013. Shares of our Class A common stock, par value $0.0001 per share (“Class A common stock”) are publicly traded under the symbol “HMTV” on the Nasdaq Global Market (“NASDAQ”).

Our Strategy

Our strategy in the U.S. is to provide unique programming focused on underserved but significant segments of the U.S. Hispanic population, allowing us to reach a deeper and broader U.S. Hispanic demographic than our competitors. Our networks allow many viewers in the U.S. to feel connected with their home countries, including high quality, differentiated local news, sports and entertainment content. For instance, WAPA America is the only nightly newscast from Puerto Rico created for U.S. Hispanics, which is a part of the network’s over 67 hours of weekly original news and entertainment programming. Additionally, as the highest rated telenovela cable network in primetime to offer unique and popular telenovelas from around the globe, Pasiones significantly out-rated the Univision Tlnovelas network in primetime in 2020, according to ComScore. By focusing on these specific Hispanic markets, we provide targeted, attractive and relevant content, while avoiding direct competition with channels such as Univision and Telemundo, which more acutely target the U.S. Mexican demographic.

WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement eleven years ago and management believes it is highly valued by its viewers and cable, satellite and telecommunications service providers. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate revenue. WAPA’s primetime household rating in 2020 was nearly five times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in affiliate revenue.

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position, as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. cable networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and growth in the U.S. Hispanic population, which is expected to continue its long-term upward trajectory. The U.S. Census Bureau estimated that nearly 60.5 million Hispanics resided in the United States in 2019, representing an increase of more than 25 million people between 2000 and 2019, and that number is projected to grow to 75 million by 2030. U.S. Hispanic television households grew by 36% during the period from 2010 to 2021, from 12.9 million households to 17.6 million households. Although our U.S. cable networks total subscribers declined during 2020, given the projected growth of the U.S. Hispanic population, we are optimistic that our U.S. cable networks total subscribers will see renewed long-term growth.

Our strategy in Latin America is to make similar strides as our networks in the U.S. Additionally, Canal 1 represents one of only three national broadcast television networks in Columbia, the second largest Latin American advertising market (excluding Brazil). We believe that Canal 1 can create a compelling, differentiated programming option in Colombia, similar to our experience with WAPA in Puerto Rico. At the same time, we are working to identify leading or underperforming media assets in attractive Latin American markets that can benefit from management’s television expertise. We believe that our business model is highly scalable and that we could drive profitable growth by replicating this model across Latin America.

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

Our objective is to maintain and improve our position as a leading U.S. Spanish-language media company serving the U.S. Hispanic and Latin American markets by, among other things:

Growing affiliate revenue—We believe our Networks are well-positioned to further grow our affiliate revenue, fueled by strong ratings, continued growth in our target demographic audiences and robust content portfolio. For example, WAPA entered into renewals with two of the largest Distributors in Puerto Rico on very favorable terms by virtue of its dominance in the Puerto Rico market, and these agreements will generate significant affiliate revenue growth for us. With no reverse compensation, our affiliate revenue has high margin flow through to income. We expect to continue to expand the distribution of our Networks in the U.S., and our two Latin American cable networks on additional systems in under-penetrated markets. For example, on April 1, 2019, Pasiones was launched by Charter Communications, Inc. across Spectrum’s systems nationally in the U.S. and, as a result, Pasiones is now available on all major Distributors nationwide. As U.S. cable television distributors become more focused on targeting the Hispanic audience, as a way to grow subscribers, we believe that our Networks will be well-positioned to capture the upside. In Latin America, Cinelatino and Pasiones are each currently distributed to only approximately 26% of pay-TV subscribers (excluding Brazil), creating an opportunity to expand distribution through new launches.

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

Investing in content for our Networks to build viewership—We have made substantial investment in our programming and marketing efforts in order to expand our distribution reach, increase our audience size, and increase our attractiveness to advertisers. We will continue to invest in programming in 2021. To date, we have successfully created a highly differentiated content strategy at WAPA and in doing so, have maintained a #1 ratings ranking in the Puerto Rico market for eleven consecutive years. Cinelatino, as the only buyer of scale that can cover both the U.S. and Latin American markets for television rights to Spanish-language films, is well-positioned to acquire the best content available at favorable terms and has built an expansive content library. Pasiones, which features a unique slate of telenovelas from Latin America, as well as Turkey, India and South Korea (dubbed into Spanish), delivered the highest ratings in the history of the channel in the year ended December 31, 2020, marking the fourth consecutive year of record ratings, and beat Univision’s Tlnovelas channel in primetime.

Develop and expand content licensing revenue—Presently, our two primary revenue streams are affiliate revenue and advertising revenue, but we believe an opportunity exists to grow our revenues from content licensing. We own and control all media rights for a vast majority of our content and we continue to produce original content for our channels. In November 2018, we acquired Snap Media, which provides us with the expertise and relationships to expand our content licensing business. Our strategy is to window content across our platforms and to license the content to third parties for exploitation on free-TV, pay-TV, OTT, SVOD and AVOD platforms in the U.S. and Latin America. We believe this high-margin revenue from content licensing will help drive our revenue growth and profitability.

Acquisition-driven growth—We continue to look for attractive opportunities to acquire assets of varying scale that we consider to be undervalued or fairly valued with attractive financial or strategic characteristics. We intend to take a long-term view and primarily seek opportunities which will expand our leadership position in the fast growing and highly desirable Spanish-language media market in the U.S. and Latin America. We intend to seek a variety of acquisition opportunities, including businesses where we believe a catalyst for value realization is already present, or where we can realize synergies with our existing businesses. These may include Spanish-language cable networks distributed in the U.S., Latin American broadcast and cable television networks, production companies and content libraries. We may also seek businesses that are in need of operational turnaround through our experienced and knowledgeable management team, which has a proven ability to develop and grow acquired assets. We believe our business model is highly scalable and that we can leverage our playbook and existing content to help improve these types of businesses. Consistent with this strategy, we are currently evaluating a number of acquisition opportunities, some of which could be material.

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

Employees

At December 31, 2020, we and our subsidiaries employed 314 full-time persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We or our subsidiaries may hire additional personnel in connection with the closing of future acquisitions. We believe that employee relations are generally satisfactory. Approximately 138 of our employees based in Puerto Rico are full-time unionized employees covered by two collective bargaining agreements (each, a “CBA” and collectively, the “CBAs”). Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for two employees covered by the other CBA which expired on June 27, 2019 and we continue to operate under the terms of the expired CBA while we continue to engage in active and good faith negotiations on its renewal.

Revenue Sources

Our two primary sources of revenues are advertising revenue and affiliate revenue. All of our Networks derive revenues from advertising. Advertising revenue is generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenue is tied to the success of our programming, including the popularity of our programming with our target audience. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For the year ended December 31, 2020, we experienced higher advertising sales as a result of political advertising spending during the 2020 gubernatorial elections in Puerto Rico. The next election in Puerto Rico will be in 2024.

All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific affiliate revenue we earn varies from period to period, distributor to distributor and also varies among our Networks, but is generally based upon the number of each distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in affiliate revenue are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our affiliate revenue will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements. Our Networks depend upon agreements with a limited number of Distributors. For the year ended December 31, 2020, one of our Distributors accounted for more than 10% of our total net revenues. We recognize affiliate revenue when it is accrued pursuant to the agreements we have entered into with respect to such revenue. We set forth our net revenues, total assets and operating income in “Item 8. Financial Statements and Supplementary Data.”

Over time, affiliate revenue has become an increasing portion of our total revenue. We believe that this development is a positive one for our business, given that affiliate revenue is contracted and recurring and provides greater visibility into future performance.

In 2020, we generated approximately 94% of our net revenues from the United States. For the years ended December 31, 2020 and 2019, we generated net revenues of $141.9 million and $137.7 million, respectively, from the United States. For the years ended December 31, 2020 and 2019, we generated net revenues $9.3 million and $11.7 million, respectively, from outside the United States.

OUR NETWORKS AND JOINT VENTURES

WAPA

Headquartered in San Juan, Puerto Rico, WAPA is a full-power independent broadcast television network. WAPA was founded in 1954 as the second broadcast television network in the Caribbean and the third in Latin America. WAPA occupies a prime channel position (channel 4) together with its full power repeater stations, WTIN in Ponce and WNJX in Mayagüez. WAPA is also distributed by all cable, satellite and telecommunication service providers in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement eleven years ago.

WAPA owns a 66,500 square foot building which houses its state-of-the-art production facilities, television studios, and administrative offices. All of WAPA’s news and most of its local programs are produced at WAPA’s production facility, which contains four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post-editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions. WAPA also boasts one of the most technologically advanced news departments in Puerto Rico.

WAPA is Puerto Rico’s news leader and the largest local producer of entertainment programming, producing over 67 hours in the aggregate each week. In addition to having Puerto Rico’s most watched news programming, WAPA’s top-rated local shows include Pégate al Mediodía (the #1-rated midday program). WAPA also licenses and televises blockbuster Hollywood movies and top-rated U.S. television series and telenovelas from around the globe dubbed into Spanish. This diverse and unique mix of programming has made WAPA the market leader in Puerto Rico.

In 2008, WAPA launched WAPA.TV, which is now one of the most visited local sites in Puerto Rico. WAPA.TV provides up-to-the-minute news and weather, promotional clips of WAPA’s most popular shows, additional video content not seen on WAPA, and a platform for viewers to share comments and interact, driving further audience engagement. In 2020, WAPA.TV’s mobile-optimized website and apps generated a total of 248 million page views and an average of 2.4 million monthly unique visitors.

WAPA Deportes

In 2009, WAPA launched WAPA Deportes in Puerto Rico through its multicast signal and carriage by all cable, satellite and telecommunications service providers in Puerto Rico. WAPA Deportes broadcasts various local and U.S. sports programming, including MLB, with exclusive television rights to the World Series and the All-Star Game, NBA and Puerto Rico’s professional men’s basketball league, Baloncesto Superior Nacional. WAPA Deportes is the leading local sports network in Puerto Rico.

WAPA America

WAPA America, launched in 2004, is a Spanish-language cable television network targeting viewers from Puerto Rico, as well as the Dominican Republic, Cuba, Venezuela and Colombia (collectively referred to as “Caribbean Hispanics”), who reside in the U.S. Caribbean Hispanics are the second largest U.S. Hispanic population segment, representing 19% of the U.S. Hispanic population. WAPA America is distributed by all major U.S. cable, satellite and telecommunication operators to approximately 3.7 million subscribers, excluding digital basic subscribers. WAPA America televises the top-rated news and entertainment programming produced by WAPA. WAPA America supplements its programming with acquired telenovelas and cultural programming, popular sports programming from Puerto Rico and other programming from WAPA’s library.

WAPA America is primarily distributed on Hispanic programming packages, which generally consist of 20 or more channels, such as Cinelatino, Pasiones, Centroamerica TV, Television Dominicana, CNN en Español, Discovery en Español, History en Español, ESPN Deportes and Fox Deportes (together, “Hispanic Programming Packages”). WAPA America is also distributed in more highly penetrated packages in the major markets of Orlando and Tampa. For more information, see “—Industry.”

Cinelatino

Cinelatino is the leading Spanish-language cable movie network with more than 17.9 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring what we believe to be the best contemporary films and original television series from Mexico, Latin America and the U.S. Cinelatino was launched in Mexico in 1993, and introduced into the U.S. in 1995.

Our programming strategy for Cinelatino is specifically intended to provide the audience with the broadest selection of the most popular and highest-quality films across all popular genres, from Mexico and all other Latin American countries that have significant populations in the U.S., including Puerto Rico, the Dominican Republic, Colombia and Peru. Consistent with its programming strategy, Cinelatino has licensed the rights to many of the highest grossing box office films in Mexico. Cinelatino has an expansive library of approximately 800 of the best Spanish-language titles from suppliers across the globe. In July 2015, Cinelatino introduced advertising on its network. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S. Additionally, leveraging its expansive content library, which includes theatrical films, made-for-television movies, series and other content acquired or licensed from third party suppliers, as well as its own original productions, Cinelatino licenses content to OTT services in the U.S. and Latin America.

Cinelatino has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America and Canada. Cinelatino is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has over 3.8 million U.S. subscribers. For more information, see “—Industry.”

Cinelatino is also distributed by many Latin American pay television distributors, generally on basic video packages, and has approximately 14.1 million subscribers in 18 countries throughout Latin America. Cinelatino is presently distributed to only 26% of all pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Pasiones

Pasiones, launched in August 2008, focuses on one of the most popular program genres among Hispanics, telenovelas. The network sets itself apart by showcasing telenovelas produced in Latin America, Turkey, India, South Korea and other countries (dubbed into Spanish), in contrast to competitor networks such as Univision Tlnovelas, which focus almost exclusively on Mexican telenovelas. This diverse programming strategy made Pasiones the highest rated telenovela cable television network in primetime in 2020. In owning both Pasiones and Cinelatino, we provide content in two of the most popular genres with Hispanics, telenovelas and movies.

Pasiones has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America. Pasiones is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has over 4.1 million U.S. subscribers. For more information, see “—Industry.”

Pasiones is also distributed by many Latin American pay television distributors, generally on basic video packages, and has approximately 14.3 million subscribers in 18 countries throughout Latin America. Pasiones is presently distributed to only approximately 26% of total pay-TV subscribers throughout Latin America (excluding Brazil), representing a significant growth opportunity.

Centroamerica TV

Centroamerica TV, launched in September 2004, is the leading network targeting the more than 5 million Central Americans living in the U.S. Central Americans are the third largest U.S. Hispanic population group, and represent the fastest growing segment of the U.S. Hispanic population, having grown 218% from 2000-2021. Centroamerica TV features news and entertainment programming from leading television broadcast networks in El Salvador, Honduras, Costa Rica, Guatemala, and Panama, as well as exclusive soccer programming from the top professional leagues in the region.

Centroamerica TV has approximately 3.5 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. For more information, see “—Industry.”

Television Dominicana

Television Dominicana, launched in November 2005, is the leading network targeting the more than 1.7 million Dominicans living in the U.S. Dominicans are the fifth largest U.S. Hispanic population group and have grown by 130% from 2000-2021. Television Dominicana airs news and entertainment programming from leading content producers in the Dominican Republic, as well as the Dominican Republic professional baseball league featuring current and former players from MLB.

Television Dominicana currently has approximately 2.2 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. For more information, see “—Industry.”

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

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. Canal 1 is one of only three national broadcast television networks in Colombia. The partnership began operating Canal 1 on May 1, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. Canal 1 is the #3-rated broadcast television network in Colombia. At December 31, 2020, we owned a 40% interest in the joint venture, which is deemed a VIE that is accounted for under the equity method.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. The investment is accounted for under the equity method.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (we own 75% of Snap Media), a joint venture with MarVista, to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method.

For more information on Pantaya, Canal 1, REMEZCLA and Snap JV, see Note 6, “Equity Method Investments” of Notes to Consolidated Financial Statements, included in this Annual Report.

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

WAPA competes with broadcast television networks and cable television networks in Puerto Rico for audience viewership, advertising sales, and programming. WAPA’s main competitors are broadcast television stations owned by Univision and Telemundo, which rely heavily on their U.S. parents for programming, consisting primarily of telenovelas produced in Mexico, the U.S. and Latin America. There are a few other local broadcasters, but they tend not to be competitive due to weak programming and/or poor signal quality. In addition, while all major English-language U.S. broadcast networks have local affiliates, they are, for the most part, low power stations with nominal ratings. Cable channels are generally not competitive, as they tend to be U.S.-based, English-language channels with little relevance to the Spanish-speaking Puerto Rican audience, and pay television is much less widely penetrated in Puerto Rico than the U.S. WAPA has effectively customized its programming for the viewing preferences of the Puerto Rican market with more local entertainment and news programming than its competitors, as well as blockbuster Hollywood movies and hit U.S. television series (dubbed into Spanish). As a result, since the start of Nielsen audience measurement, WAPA has been the ratings leader for the past eleven years. WAPA Deportes competes for viewership, advertising sales and programming with other channels offering similar sports programming in Puerto Rico. Competitors include U.S.-based cable networks, such as ESPN, TNT, and TBS, and certain satellite distributors who have acquired sports media rights for their owned channels. WAPA.TV, WAPA’s mobile-optimized website, directly competes with other local news, weather and entertainment sites for traffic and advertising sales. To some extent, WAPA.TV also competes with search engines and social networks, such as Google and Facebook, for digital advertising revenue.

Many of our competitors may possess greater resources than us, and our financial resources may be relatively limited when contrasted with many of these competitors.

INTELLECTUAL PROPERTY

Our intellectual property assets principally include copyrights in television programming, websites and other content, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds. The protection of our Networks’ brands and content is of primary importance to our success. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and internet/domain name statutes, laws and contractual provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related intellectual property is difficult and costly. We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement of our intellectual property by unauthorized third parties may not work.

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

INDUSTRY

U.S. Hispanic Market

The U.S. Census Bureau estimated that 60.5 million Hispanics resided in the United States in 2019, representing an increase of more than 25 million people between 2000 and 2019. Hispanics represent the largest minority group in the U.S. at 18% of the total U.S. population and accounted for 60% of the total U.S. population growth between 2000 and 2019. This trend is expected to continue as the U.S. Hispanic population is projected to grow to 75 million by 2030, an increase of 24% from 2019. As a result of this growth, the U.S. Hispanic market represents the eighth largest economy in the world. In addition, the Hispanic population on average is significantly younger than the overall population. For example, the median age of U.S. Hispanics is 30, which is 14 years younger than the median age for non-Hispanic whites.

Claritas estimates that as of January 1, 2021, about 62% of the U.S. Hispanic population was of Mexican origin, followed by Puerto Rican, the second largest Hispanic national group, at approximately 10%. There are more than 6.2 million Puerto Ricans and an additional 5.6 million Hispanics from other Caribbean countries residing in the mainland U.S., and together, Puerto Ricans and other Caribbean Hispanics represent approximately 19% of the total U.S. Hispanic population. The Puerto Rican population in the U.S. grew 84% from 2000 to 2021, while the overall Caribbean Hispanic population grew 99% during the same time period, including the Dominican population which grew 130% from 2000 to 2021.

Caribbean Hispanics (WAPA America and Television Dominicana target audience)

Place of Origin	Population 2021	% of U.S. Hispanics
Puerto Rico	6,255,662	9.8%
Cuba	2,308,779	3.6%
Dominican Republic	1,759,446	2.8%
Colombia	1,239,606	1.9%
Venezuela	307,551	0.5%
Total Caribbean Hispanics	11,871,044	18.6%

Source: 2020 Claritas

Central Americans are the third largest U.S. Hispanic regional population group in the U.S. (behind Mexicans and Caribbean Hispanics), and represent the fastest growing segment of the U.S. Hispanic population. There are over 5 million Central Americans residing in the U.S., an increase of 218% since 2000. Central Americans comprise approximately 8% of the U.S. Hispanic population in 2021, compared to approximately 4% in 2000.

Central American Hispanics (Centroamerica TV target audience)

Place of Origin	Population 2021	% of U.S. Hispanics
El Salvador	2,071,206	3.3%
Guatemala	1,309,061	2.1%
Honduras	815,698	1.3%
Nicaragua	437,709	0.7%
Panama	227,514	0.4%
Costa Rica	170,627	0.3%
Total Central American Hispanics	5,031,815	7.9%

Source: 2020 Claritas

Hispanic Television and Pay-TV Landscape

Within the U.S. cable network industry, the U.S. Hispanic demographic is attractive for a number of reasons:

●	Growth in Hispanic TV households: U.S. Hispanic television households grew by 36% during the period from 2010 to 2021, from 12.9 million households to 17.6 million households, over six times the overall U.S. television household growth of only 5.3%. The continued long-term growth of Hispanic television households creates a significant opportunity to reach an attractive audience at a time when overall household growth in the U.S. is more modest.
●	Hispanic pay-TV subscribers: Although Hispanic pay-TV subscribers declined during 2020, given the expected growth of Hispanic television households, we are optimistic that Hispanic pay-TV subscribers will see renewed long-term growth.

Television Viewing and Language Preferences

●	Hispanics Enjoy Movies: In 2019, the last year in which data is available, Hispanics made up only 18% of the U.S. population, yet they comprised 26% of the country’s frequent moviegoers (i.e., those who attend movies at least once per month). In fact, the President of the National Association of Theater Owners described Hispanics as “the most valuable component of moviegoers.” In 2019, Hispanics saw 4.7 movies per year, higher than any other ethnicity group.
●	Hispanics Prefer Television in Spanish: Spanish remains the most used language in the home by U.S. Hispanic adults, and this powerfully influences television viewing habits. According to Nielsen, 58% of Hispanics aged 18 and over speak Spanish as much as or more than English in their homes. Spanish-dominant or bilingual (Spanish/English Equal) homes comprise about 64% of U.S. Hispanic households, and these homes exhibit a strong preference to watch television in their native language. In 2020, Spanish-dominant adults in key marketing demographics viewed 64% of television in Spanish and bilingual adults viewed about 20% of television in Spanish.

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

Similar to the under-indexing of U.S. general market cable advertising relative to viewing share in the 1980’s and 1990’s, U.S. Hispanic cable advertising today significantly under-indexes relative to its share of the Spanish-language television audience. In 2018, the latest year in which U.S. Hispanic television advertising data is available, U.S. Hispanic cable networks garnered only 5% of total U.S. Hispanic national television advertising, while accounting for a 17% share of total Spanish-language television viewing in 2018. Viewing of Spanish-language cable networks as a percentage of total Spanish-language television viewing has grown dramatically from 11% in 2008 to 16% in 2020.

Latin American Market (excluding Brazil)

Pay-TV subscribers in Latin America grew by 17% from 2014 to 2020, and are projected to grow an additional 5 million from 55 million in 2020 to 60 million by 2025. Pay-TV penetration of television households has expanded from 46% in 2014 to 48% in 2020 and is projected to remain stable at 48% through 2025. In addition, investments in network infrastructure have improved service and performance, leading to increased penetration for pay-TV operators.

Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and appealing market for broadcast television. Colombia had a population of 51 million as of December 31, 2020, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 59% share of overall viewing. These factors result in an annual market for free-to-air television advertising of approximately $207 million (as converted utilizing the average foreign exchange rate during the period).

Puerto Rico Overview

The Commonwealth of Puerto Rico is a U.S. territory and has a U.S. dollar-based economy, U.S. rule of law and strong governmental ties to the United States. The broadcast television industry in Puerto Rico is regulated by the FCC, and the banking system is regulated under the U.S. system (Federal Deposit Insurance Corporation). Puerto Rico has a population of approximately 2.8 million, with an additional 6.2 million Puerto Ricans living in the mainland U.S. All Puerto Ricans are U.S. citizens.

Economy

The Puerto Rican economy has been in a recession since 2006, and its gross national product (GNP) has contracted in real terms every year between fiscal year 2007 and fiscal year 2018 (except for growth of 0.5% in fiscal year 2012). The Puerto Rico Planning Board estimates real GNP increased approximately 1.5% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María, and that it decreased approximately 5.4% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. The Planning Board projected that the negative effects of COVID-19 would continue through fiscal year 2021, resulting in a contraction in real GNP of approximately -2% in the current fiscal year.

Puerto Rico has been burdened by limited economic activity, lower than estimated revenue collections, high government debt levels relative to the size of the economy and other fiscal challenges. On June 30, 2016, President Obama signed HR 5278 Bill, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which, among other things, established a seven member planning board with broad powers over the finances of the Commonwealth and its instrumentalities and provides to the Commonwealth, its public corporations and municipalities, broad based restructuring authority, including through a bankruptcy type process similar to that of Chapter 9 of the U.S. Bankruptcy Code. The Commonwealth’s inability to access financing in the capital markets or from private lenders, has resulted in the Commonwealth and various public corporations defaulting on their public debt and entering into bankruptcy proceedings under PROMESA.

During the month of September 2017, Hurricanes Irma and Maria, two major hurricanes, caused extensive destruction in Puerto Rico. Hurricane Maria made landfall on September 20, 2017, and all of Puerto Rico was left without electrical power, and other basic infrastructure services (such as water, communications, ports and other transportation networks) were severely curtailed. Additionally, the hurricanes also accelerated the outmigration trends that Puerto Rico was experiencing, with increased numbers of residents moving to the mainland United States, either on a temporary or permanent basis. The hurricanes caused a significant disruption to the island’s economic activity and GNP.

On January 7, 2020, a 6.4 magnitude earthquake impacted the southwestern part of Puerto Rico, which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. The Commonwealth’s government estimates total earthquake-related damages at approximately $1 billion.

In March 2020, the World Health Organization declared COVID-19 a pandemic. On March 15, 2020, the Puerto Rico Governor issued an executive order declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of all businesses, except for businesses that provide essential services, including banking and financial institutions with respect to certain services. While many of the restrictions have been gradually lifted, a mandatory curfew is still in effect and most businesses have had to make significant adjustments to protect customers and employees, including transitioning to telework and suspending or modifying certain operations in compliance with health and safety guidelines.

Non-farm payroll on the island went from 882,500 in March 2020 to 775,500 in the month of April. This loss of 107,000 jobs, or 12% of the total, was followed by drastic drops in retail spending and overall economic activity. Retail sales for the month of April dropped by approximately 56% relative to the previous year; this represented $1.2 billion less in spending. Some industries, such as car sales, remained shut down, while others, such as restaurants, have been operating at a limited capacity since then.

While there has been a limited recovery in employment since then, it has been unevenly distributed. Some industries, such as manufacturing or construction, have recovered almost completely (in the case of manufacturing even surpassing pre-pandemic figures), while others, such as leisure and hospitality have struggled. Out of the 107,000 jobs lost in April, approximately 36,000 have been recovered by December. Employment is still down by 8.2% compared to the month of March.

The tourism industry on the island, while still recovering from the dual impact of hurricanes Irma and Maria in 2017, had been showing signs of recovery prior to the pandemic. Employment in this industry totaled 83,000 in March. By April, this had gone down to 46,900, a reduction of 43%. Out of these 36,200 jobs that were lost, only half have been recovered. Airport arrivals on the island have gone down by more than 50%, and the cruise industry has been shut down since March.

Stimulus packages passed by Congress managed to contain some of the damage caused by the pandemic and saved many businesses from bankruptcy. The CARES act established the PUA (Pandemic Unemployment Assistance) and PPP (Pandemic Payroll Protection) programs. More than $16 billion in federal funds were assigned to the island. Combined with funds received due to damages from Irma and María, the past 4 years have seen more than $76 billion in federal funds assigned to the island, out of which approximately 43% have been disbursed.

The extent to which the COVID-19 pandemic will continue to have an adverse effect on economic activity in Puerto Rico in the long-term will depend on future developments, which are highly uncertain and is difficult to predict, including the scope and duration of the pandemic, the restrictions imposed by governmental authorities and other third parties in response to the pandemic and the amount of federal and local assistance offered to offset the impact of the pandemic. There can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact.

Puerto Rico Broadcast Television Market

Puerto Rico has 1.3 million television households, comparable to that of a top 25 U.S. television market. Puerto Rico is the third largest U.S. Hispanic market behind Los Angeles and New York.

Puerto Rican television broadcasters capture the dominant share of viewership, which is unique relative to the U.S. The three primary broadcasters in Puerto Rico—WAPA, Univision and Telemundo—collectively garner approximately 75% of all television household viewership in primetime, distinguishing Puerto Rico from the U.S. television market, where the four major national broadcast networks (ABC, CBS, NBC and Fox) garner a collective primetime audience share of 26%. In fact, WAPA’s primetime household rating in 2020 was nearly five times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW.

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

Introduction

Our Networks are subject to regulation by the FCC under the Communications Act of 1934, as amended (“Communications Act”). Under authority of the Communications Act, the FCC, among other things, assigns frequency bands for broadcast stations, including the WAPA stations, and other uses; determines the location, frequency and operating power of stations; grants permits and licenses to construct and operate television stations on particular frequencies; issues, revokes, modifies and renews television broadcast station licenses; regulates equipment used by stations; determines whether to approve changes in ownership or control of station licenses; and adopts and implements regulations and policies which directly or indirectly affect the ownership, operations and profitability of broadcasting stations.

The FCC has also adopted various rules that regulate the content of programming broadcast by television stations, including the WAPA station, and carried by cable networks, including our Cable Networks. These rules regulate, among other things, children’s programming, sponsorship identification disclosures, closed captioning of certain television programming, improper uses of the emergency alert system attention tone, and obscene, indecent and profane content. Additionally, the FCC’s rules require broadcast stations to implement equal employment opportunity outreach programs and maintain records relating to these programs and make filings with the FCC evidencing such efforts. The FCC could also adopt other regulations that affect cable networks, such as the requirement that the cable programming services be on an “á la carte” basis, which could affect their business operations.

The following is a brief summary of certain provisions of the Communications Act, and specific FCC rules and policies and certain other statutes and regulations. The summaries are not intended to describe all present and proposed statutes and FCC rules and regulations that impact broadcast television and cable network operations. Failure to observe the provisions of the Communications Act and the FCC’s rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of “short-term” (less than the maximum term) broadcast license renewals or, for particularly egregious violations, the denial of a broadcast license renewal application, the revocation of a broadcast license, or the withholding of approval for acquisition of additional broadcast properties.

FCC Licenses and Renewal

The Communications Act permits the operation of a broadcast station only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the full term of eight years). Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station’s license, either with conditions or without, or it may designate the renewal application for hearing. The licensees of all television stations serving communities in Puerto Rico were required to file renewal applications by October 1, 2020. We filed renewal applications for our television stations on October 1, 2020. The renewal applications are pending, and we are not aware of any reason why our licenses would not be renewed for full eight-year terms.

Media Ownership Restrictions and FCC Proceedings

The FCC’s broadcast ownership rules affect the number, type and location of broadcast and newspaper properties that we are allowed to hold or acquire. The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. The rules limit the common ownership, directly or by way of attribution, operation or control of television stations serving the same area. The rules also limit the aggregate national audience reach of television stations under common ownership, directly or by way of attribution. In 2017, the FCC relaxed certain ownership rules. In September 2019, the Court of Appeals for the Third Circuit vacated the FCC’s 2017 decision. As a result of the Third Circuit’s decision, certain changes to the local television ownership rule, which had permitted the common ownership of two television stations in all markets as long as the commonly owned stations were not both among the top-four stations, based on audience share, were eliminated, and the newspaper-broadcast cross ownership and radio-television cross ownership rules were reinstated. In October 2020, the U.S. Supreme Court agreed to consider an appeal of the Third Circuit decision and a decision is expected during the Supreme Court's current term. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its statutorily mandated quadrennial review of multiple ownership rules. The 2018 review will likely remain pending until after the Supreme Court issues its decision The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits. In general, officers, directors and stockholders holding 5% or more of the voting interests in Hemisphere are deemed to have attributable interests. The FCC’s ownership limits therefore apply to our principals and certain investors in our Company. Because we are controlled by a single stockholder holding a majority of the voting power of our capital stock, the FCC’s current rules do not treat other five percent or greater voting stockholders as attributable, and those ownership interests are not required to be reported to the FCC.

In December 2017, the FCC opened a notice of proposed rulemaking to review the national television audience reach cap and the 50% discount that is given to UHF stations in determining compliance with the national audience cap. That proposed rulemaking remains pending as of the date of this Annual Report.

Local Television Ownership Rule

Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as at least one of the stations is not one of the top four rated stations (based on audience share) in the television market and at least eight independent owners of television stations would remain in the market following a combination. The rule also permits the ownership, operation or control of two television stations in a market as long as the stations’ Noise Limited Service contours do not overlap. Broadcast stations designated by the FCC as “satellite” stations are exempt from the local television ownership rule. WNJX TV and WTIN TV have been designated by the FCC as “satellite” stations of WAPA TV, a division of WAPA. An entity that has an attributable ownership interest in Hemisphere also has an attributable interest in television stations owned by Univision, including Station WSTE, licensed to Ponce, Puerto Rico. Because of this attributable interest, under the current local television ownership rule, without a waiver, we would not be permitted to acquire an attributable interest in any other full power television stations serving Puerto Rico. The FCC may waive its local television ownership rule to permit ownership, operation or control of two television stations in a market that would not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a “failed” station, or is “failing” (i.e., stations with negative cash flow and less than a four share all day audience rating). Under the local television ownership rule, the licensee of a television station that provides more than 15% of another in market station’s weekly programming or advertising will be deemed to have an attributable interest in the other station.

Radio Television Cross Ownership Rule

The radio television cross ownership rule generally allows common ownership of one or two television stations and up to six radio stations, or, in certain circumstances, one television station and up to seven radio stations, in any market where at least 20 independent voices would remain after the combination; two television stations and up to four radio stations in a market where at least 10 independent voices would remain after the combination; and one television and one radio station notwithstanding the number of independent voices in the market. A “voice” generally includes independently owned, same market commercial and noncommercial broadcast television and radio stations, newspapers of certain minimum circulation, and one cable system per market.

Newspaper Broadcast Cross Ownership Rule.

Under the currently effective newspaper broadcast cross ownership rule, unless grandfathered or subject to waiver, no party can have an attributable interest in both a daily English-language newspaper and either a television or radio station in the same market.

Attribution of Ownership

Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market broadcast company or daily newspaper publisher; (vi) time brokerage of a broadcast station by a same-market broadcast company; and (vii) same-market radio joint sales agreements. Because we are controlled by a single stockholder holding a majority of the voting power of our capital stock, the FCC’s current rules do not treat other five percent or greater voting stockholders as attributable, and those ownership interests are not required to be reported to the FCC. Pending before the FCC is a proposal to eliminate the single majority shareholder exception. The FCC is also considering a proposal to require the disclosure in biennial ownership reports of information about five percent or greater voting shareholders, even if such interests are not attributable under the FCC’s ownership rules.

Management services agreements and other types of shared services arrangements between same-market stations that do not include attributable time brokerage components generally are not deemed attributable under the FCC’s current ownership rules. However, the FCC now requires that television stations make any shared services agreements available in a station’s public inspection file.

Commission Approval of Transfer of Control of FCC Licenses

The FCC’s prior approval is required for the transfer of control or assignment of FCC licenses. We are currently controlled by Gato Investments LP (“Gato”), which owns a majority of our Class B common Stock, par value $0.0001 per share (“Class B common stock”). The FCC’s prior consent would be required prior to any transaction that would result in a change in control of Hemisphere or Gato. An application for consent to a transfer of control or assignment of licenses would be subject to a formal public notice and comment period during which petitions to deny the applications would be accepted by the FCC.

A person or entity requesting the FCC’s consent to acquire or obtain control of our television station licenses must demonstrate that the acquisition complies with the FCC’s ownership rules or that a waiver of the rules is in the public interest. As discussed above, we own two television stations, WNJX-TV and WTIN-TV, which are operated as “satellite” stations of WAPA-TV. Stations granted satellite status are exempt from the FCC’s local television ownership rule. Thus, this status permits the common ownership of the three WAPA broadcast stations that would not otherwise be permitted. WNJX-TV and WTIN-TV were first accorded satellite status in 2001 due to the unique circumstances of the Puerto Rico market, including its topography and economic conditions, and the FCC has renewed this grant in subsequent transactions. We anticipate the FCC would continue to grant satellite status to WNJX-TV and WTIN-TV in future change-in-control transactions.

Foreign Ownership Restrictions

Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities, whom the FCC refers to as “aliens,” or their representatives, by foreign governments or their representatives, or by non-U.S. corporations.

Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity. Prior to 2013, the FCC had made such an affirmative finding with respect to broadcast licenses only in highly limited circumstances. In 2013, however, the FCC concluded that it should begin considering on a case-by-case basis requests for approval of acquisitions by aliens of in excess of 25% of the capital stock of the parent of a broadcast licensee. In 2016, the FCC adopted rules to simplify the process for submitting a declaratory ruling and modifying the procedures for the foreign ownership approval process for broadcast station licensees. These rules also specify how public companies should monitor foreign ownership compliance and provide for remedial provisions in the event a public company determines that it has exceeded its foreign ownership limits.

In considering a request for declaratory ruling, the FCC coordinates with Executive Branch agencies on national security, law enforcement, foreign policy and trade policy issues. In October 2020, the FCC adopted rules to streamline the timing and improve the transparency of the required review of these requests by Executive Branch agencies. The FCC is also currently considering additional rules to further expedite this review process.

On January 18, 2017, the FCC granted our request to allow non-U.S. investors to own up to 49.99% of our capital stock and hold 49.99% of our voting power. Subsequently, on September 18, 2018, the FCC granted approval of additional specific non-U.S. equity and/or voting ownership interests in excess of 5%. On November 19, 2019, the FCC approved up to 100% aggregate non-U.S. ownership of our equity and voting interests and approved the ownership of up to 49.99% of our capital stock and/or voting power by any one of several specifically approved non-U.S. investors. However, we remain subject to the requirement to obtain specific approval from the FCC before any other alien, in addition to the non U.S. investors that the FCC has previously approved in the series of declaratory ruling identified above, acquires more than 5% of our capital stock or more than 5% voting rights. We are also required to notify the FCC and take remedial actions as necessary, if we determine that an unapproved alien has acquired more than 5% of our capital stock or voting rights, and we may be subject to FCC enforcement action, including monetary forfeitures, if such a circumstance occurs.

To the extent necessary to comply with the Communications Act, FCC rules and policies, and the declaratory rulings, our board of directors may (i) prohibit the ownership, voting or transfer of any portion of our outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause us to violate or would otherwise result in violation of any provision of the Communications Act, FCC rules and policies, or the FCC’s declaratory ruling; (ii) convert shares of our Class B common stock into shares of our Class A common stock to the extent necessary to bring us into compliance with the Communications Act, FCC rules and policies, or the FCC’s declaratory rulings; and (iii) redeem capital stock to the extent necessary to bring us into compliance with the Communications Act, FCC rules and policies, or the FCC’s declaratory rulings or to prevent the loss or impairment of any of our FCC licenses.

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

To the extent a station has “excess” digital capacity (i.e., digital capacity not used to transmit free, over-the-air video programming), it may elect to use that capacity in any manner consistent with FCC technical requirements, including for data transmission, interactive or subscription video services, or paging and information services. If a station uses its digital capacity to provide any such “ancillary or supplementary” services on a subscription or otherwise “feeable” basis, it must pay the FCC an annual fee equal to 5% of the gross revenues realized from such services.

In 2017, the FCC adopted rules authorizing the deployment of the Next Generation broadcast television transmission standard, also called ATSC 3.0. ATSC 3.0 is an Internet Protocol-based broadcast transmission platform that merges the capabilities of over-the-air broadcasting with the broadband viewing and information delivery methods of the Internet, using the same 6 MHz channels presently allocated for digital television service. Stations are not obligated to use ATSC 3.0; use of the new standard is voluntary. However, any station that decides to deploy the new standard will also be required to simulcast its primary program stream in the currently-used ATSC 1.0 format for a period of time as determined by the FCC. We cannot predict what impact the new standard will have on our Business.

MVPD Retransmission of Local Television Signals

A number of provisions of the Communications Act and FCC rules govern aspects of the relationship between broadcast television stations and distributors of multiple channels of video programming such as cable, satellite and telecommunications companies (referred to as “MVPDs”). The rules generally provide certain protections for local broadcast stations, for which MVPDs are an important means of distribution and a provider of competing program channels.

To ensure that every local television station can be received in its local market without requiring a cable subscriber to switch between cable and off-air signals, the FCC allows every full-power television broadcast station to require that all local cable systems and direct broadcast satellite operators transmit that station’s primary digital channel to their subscribers within the station’s market (the so-called “must-carry” rule). Alternatively, a station may elect to forego its must-carry rights and seek a negotiated agreement to establish the terms of its carriage by a local MVPD—referred to as “retransmission consent.” A station electing retransmission consent assumes the risk that it will not be able to strike a deal with the MVPD and will not be carried. A station has the opportunity to elect must-carry or retransmission consent every three years. Elections were made in October 2020 for the 2021-2023 three-year period. WAPA elected retransmission consent and has entered into retransmission consent contracts with all MVPD systems serving Puerto Rico.

MVPDs are not required to carry any programming streams other than a station’s primary video programming channel. Consequently, WAPA’s multicast channel WAPA Deportes is not entitled to mandatory carriage under the FCC’s must-carry rules. However, we are free to negotiate with MVPDs for the carriage of additional programming streams.

In 2014, the FCC adopted rules prohibiting a television broadcast station that is ranked among the top four stations to negotiate retransmission consent jointly with another station, if the stations are not commonly owned and serve the same geographic market. Congress tightened this restriction to prohibit joint negotiation with any television station in the same market unless the stations are under common de jure control as part of the STELA Reauthorization Act of 2014. The Further Consolidated Appropriations Act, 2020 enacted in December 2019 made permanent the statutory requirement that broadcasters and MVPDs negotiate retransmission agreements in good faith, which had been scheduled to expire at the end of 2019. In December 2014, the FCC issued a NPRM requesting comment on whether the definition of MVPD should be expanded to include providers that make multiple linear streams of video programming available for purchase, regardless of the technology used to distribute the programming (e.g. entities providing video programming to subscribers through internet connections). We cannot predict what impact, if any, this proceeding will have on our negotiations with video programming distributors.

Repurposing of Broadcast Spectrum for Other Uses

Federal legislation was enacted in February 2012 that, among other things, authorized the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band, and to require television stations that did not relinquish spectrum in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion.

The FCC adopted rules concerning the incentive auction and the repacking of the television band and conducted the auction. The incentive auction concluded in the first half of 2017. The FCC is now completing the process of “repacking” the remaining television broadcast spectrum, which requires that certain television stations that did not relinquish spectrum in the auction modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is reimbursing stations for reasonable relocation costs. The original reimbursement limit across all stations was $1.75 billion. In March 2018, Congress authorized an additional $1 billion to be used for reimbursements related to repacking. Stations WNJX TV and WTIN TV were reassigned new channels as a result of the incentive auction. WNJX TV and WTIN TV transitioned to their new channels on August 1, 2018 and are currently operating with temporary facilities while construction of their permanent facilities is completed.

The outcome of the repacking of broadcast television spectrum and the impact of such on WAPA’s business, cannot be predicted. Nevertheless, we do not believe that the auction will have a material negative impact on our Business, because with post-auction channel assignments our stations will remain in the more desirable UHF band; our three television stations have overlapping coverage areas, so it is unlikely that we will lose service to a significant portion of the households that we serve. If the FCC is unable to reimburse all of our repacking expenses, the amount of the shortfall is unlikely to be material to our Business as a whole.

EEO Rules

The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast television stations. Broadcasters are also subject to random audits to ensure compliance with the FCC’s EEO rules and may be sanctioned for noncompliance.

Recordkeeping

The FCC rules require broadcast television stations to maintain various records regarding operations, including equipment performance records and a log of the station’s operating parameters. Television stations must also maintain a public inspection file, which is hosted on an FCC maintained website and is therefore widely accessible by members of the public and the FCC. The FCC has recently increased enforcement of requirements regarding online public inspection files.

Programming and Operations

Rules and policies of the FCC and other federal agencies regulate certain programming practices and other areas affecting the business or operations of broadcast stations, including WAPA, and cable networks, including our U.S. Networks.

Obscenity, Indecency and Profanity. Federal statutes prohibit the broadcast or transmission of obscene material at any time by broadcast television stations and on cable networks, including our U.S. Networks. The FCC’s rules also prohibit television stations, including the WAPA station, from broadcasting indecent or profane material between the hours of 6:00 a.m. and 10:00 p.m. In recent years, the FCC has intensified its enforcement activities with respect to programming it considers indecent and has issued numerous fines to licensees found to have violated the indecency rules.

In 2019, the FCC implemented increased forfeiture amounts for indecency violations that were enacted by Congress. The maximum permitted fine for an indecency violation is $419,353 per incident and $3,870,946 for any continuing violation arising from a single act or failure to act.

Because the FCC may investigate indecency complaints on an ex parte basis, a licensee may not have knowledge of an indecency complaint unless and until the complaint results in the issuance of a formal FCC letter of inquiry or notice of apparent liability for forfeiture. The FCC has advised that it will continue to pursue enforcement actions in egregious cases while it conducts a review of its indecency policy generally.

Children’s Programming. Federal statutes and FCC rules require broadcast television stations, including the WAPA station, to broadcast three hours per week of educational and informational programming (“E/I programming”) designed for children 16 years of age and younger. In July 2019, the FCC adopted revisions to the children’s television programming rules, including the elimination of the requirement to air children’s programming on multicast programming streams, the expansion of the time period during which such programming can air, and requiring reporting to the FCC of such programming on an annual rather than a quarterly basis.

Federal statutes and FCC rules also limit the amount and content of commercial matter that may be included in programming primarily produced and carried for children 12 years and younger by broadcast television stations and cable networks, including our U.S. Networks. The FCC’s rules also limit the display, during children’s programming on broadcast stations and cable networks, of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products.

Commercial Loudness. The 2010 Commercial Advertisement Loudness Mitigation Act (“CALM Act”) and the FCC rules implementing the CALM Act, require television stations, cable television operators, satellite television providers, and other pay television providers to limit the average volume of commercials, including promotional announcements, to the same average volume as the programming it accompanies. The FCC rules do not specifically require video programming providers, such as our U.S. Networks, to comply with the rules regarding the loudness of commercials. However, video programming distributors may request or require by contract that programming providers certify compliance with those rules for commercials embedded in programming.

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

Sponsorship Identification. Both the Communications Act and the FCC’s rules generally require that, when payment or other consideration has been received or promised to a broadcast television station for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of broadcast. Cable systems are subject to the same requirement when the system is originating programming, also known as cablecasting. The FCC has recently increased enforcement of violations of its sponsorship identification requirements. Fines for such violations can be substantial because they are dependent on the number of times a particular advertisement is broadcast.

Program Access Restrictions

Under the Communications Act, vertically integrated cable programmers are generally prohibited from offering different prices, terms, or conditions to competing multichannel video programming distributors unless the differential is justified by certain permissible factors set forth in the FCC’s regulations. A cable programmer is considered to be vertically integrated if it owns or is owned by a cable television operator, in whole or in part, under the FCC’s program access attribution rules. Cable television operators for this purpose may include telephone companies that provide video programming directly to subscribers. In November 2020, the FCC revised certain of its rules governing the resolution of complaints under the program access rules. Because certain of our directors are also directors of cable companies, we are considered to be a vertically integrated cable programmer and are subject to the program access rules.

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

AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on or through our website at www.hemispheretv.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the “SEC” or the “Commission”). The information on our website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the Commission.

You may read and copy any materials we file with the Commission at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The SEC also maintains a website that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our Corporate Governance Guidelines, Audit Committee Charter and Code of Business Conduct and Ethics, are available at our website at www.hemispheretv.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any Hemisphere stockholder upon written request to Investor Relations, Hemisphere Media Group, Inc. at 4000 Ponce de Leon Blvd., Suite 650, Coral Gables, FL, 33146, or via electronic mail at ir@hemispheretv.com, or by contacting Investor Relations by telephone at (917) 444-6325.

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

Risk Factors Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic had a negative effect on the Company’s Business for the year ended December 31, 2020, which was significant and the adverse impact of COVID-19 could be material to the Company’s future operating results, and poses risks to our Business, results of operations and financial position, as well as our investment in Canal 1, the nature and extent of which are highly uncertain, rapidly changing and unpredictable.

The continuing global spread of the coronavirus disease 2019, commonly called “COVID-19,” has created significant worldwide operational volatility, uncertainty and disruption.

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. During 2020, the rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Countries throughout the world have imposed stringent restrictions on social and commercial activity in an effort to slow the spread of the illness. These restrictions vary by location and have had a significant adverse impact upon many sectors, including the media industry in which we operate. The extent of the impact to our business, viewers, employees, vendors, and our Distributors, advertisers and programming suppliers will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and the extent of future surges of COVID-19 and the actions to contain the virus or treat its impact, among others. Any negative effect on these third parties could materially adversely impact us.

The impact of COVID-19 and measures to prevent its spread have continued to affect our Business in a number of ways. Beginning in March 2020, the Company has experienced adverse advertising revenue impacts. As a result of the COVID-19 pandemic, television viewing audiences around the globe have increased dramatically and we have experienced an increase in ratings and delivery across our Networks as many people are self-isolating at home. However, as our viewers face layoffs and other negative economic impacts from the COVID-19 outbreak, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a material and adverse impact on affiliate revenue for our Networks. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations through December 31, 2020. Although there was growth in the Puerto Rico television advertising market the second part of the year ended December 31, 2020, the global pandemic has and may continue to have a material and adverse impact on advertising in the near and medium term as expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.

The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its Consolidated Financial Statements, including the impairment of goodwill and indefinite-lived intangible assets and the fair value of equity method investments. For example, the result of our annual impairment test indicated that the carrying amount of the Snap reporting unit exceeded the fair value primarily due to the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, and the expected growth of the business. As a result, for the year ended December 31, 2020, we recorded a goodwill impairment charge of $1.7 million, which was presented as impairment of goodwill and intangibles in our accompanying Consolidated Statements of Operations. The Company also performed a recoverability test for the other finite lived intangible assets of Snap to determine whether an impairment loss should be measured. The undiscounted cash flows in the recoverability test of Snap’s other finite lived intangible assets was less than the carrying value. As a result, for the year ended December 31, 2020, we calculated the fair value of the other finite lived intangible assets using a discounted cash flow model and recorded an impairment charge of $1.1 million to the customer relationships intangible asset, which was presented as impairment of goodwill and intangibles in our accompanying Consolidated Statements of Operations. Additionally, at March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. This write-off was recorded in impairment of equity method investment in the accompanying Consolidated Statements of Operations.

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, is also negatively impacted. Colombia’s President Ivan Duque declared a state of emergency locking down the country from March 20, 2020 to date. The lockdowns have varied on numerous occasions but never totally eliminated. Currently certain restrictions have been lifted, though many restrictions remain in place, including limiting operating capacity of the airline industry, restaurants, and hotels to a maximum of 30%, while movie theaters are partially open, other entertainment venues remain closed, and most government discretionary spending continues to be frozen. The pandemic has contributed to lower consumer confidence. All of these circumstances have had a material adverse impact on advertising spending, and accordingly, have had a material adverse impact on Canal 1’s advertising revenue. It is unclear when the lockdown will be fully lifted or when advertising will return to pre-COVID-19 levels.

The magnitude of the impact will depend on the duration and extent of the global pandemic, including recent increases in, and any additional waves of, COVID-19 cases, new variants of the virus, and the availability and efficacy of a vaccine and treatments for the disease and the impact of federal, state, local and foreign governmental actions, including measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties, and consumer behavior in response to the pandemic and such governmental actions. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the negative impact on our operating results and financial position particularly over the near to medium term, including: the severity of the virus; the duration of the pandemic and how long it will take for normal business operations to resume; governmental, business and other actions (which could include travel restrictions and quarantine requirements, limitations on our operations); the promotion of social distancing and the adoption of shelter-in-place orders; the impacts on our supply chain of programming and international border closings preventing immigration to the U.S.; the impact of the pandemic on economic activity; and the health of and the effect on our workforce, particularly when members of our work force are quarantined as a result of exposure. Additionally, some of our employees are working remotely. An extended period of remote work arrangements could introduce operational risks, including but not limited to cybersecurity risks and risks to our internal controls and financial reporting, and impair our ability to manage our business. Delays in the widespread distribution, or lack of public acceptance, of vaccines could lead people to continue to self-isolate, which could perpetuate the adverse effects of COVID-19 on economic conditions. Further, even if vaccines are widely distributed and used, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of COVID-19 or mitigating the impact of COVID-19 on economic conditions.

The negative effect of the pandemic on the Company’s business for the year ended December 31, 2020 was significant and the adverse impact of COVID-19 could be material to the Company’s future operating results. The Company believes it has substantial liquidity to satisfy its financial commitments. The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our Business, results of operations and financial condition, remains uncertain.

Risk Factors Related to our Business

Service providers could discontinue or refrain from carrying our Networks, decide not to renew their distribution agreements or renew on less favorable terms, which could substantially reduce the number of viewers and harm our Business and operating results.

Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including our Networks. Some of our largest Distributors are combining and have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our Networks also have a small number of dominant Distributors. The success of each of our Networks is dependent, in part, on our ability to enter into new carriage agreements and maintain or renew existing agreements or arrangements with Distributors. Although our Networks currently have arrangements or agreements with, and are being carried by, many of the largest Distributors, having such a relationship or agreement with a Distributor does not always ensure that the Distributors will continue to carry our Networks. Additionally, under our Cable Networks’ current contracts and arrangements, we typically offer Distributors the right to transmit the programming services comprising our Cable Networks to their subscribers, but not all such contracts or arrangements require that the programming services comprising our Cable Networks be offered to all subscribers of, or any specific tiers of, or to a specific minimum number of subscribers of a Distributor. Also, WAPA is dependent on its retransmission consent agreements that provide for per subscriber fees with annual rate escalators. No assurances can be provided that WAPA will be able to renegotiate all such agreements on favorable terms, on a timely basis, or at all. A failure to secure a renewal of our Networks’ agreements, or a renewal on less favorable terms may result in a reduction in our Business’s affiliate revenue and advertising revenue, and may have a material adverse effect on our results of operations and financial position.

The success of our Business is dependent upon advertising revenue, which is seasonal and cyclical, and will also fluctuate as a result of a number of other factors, some of which are beyond our control.

The success of our Business is dependent upon our advertising revenues. Our Networks’ ability to sell advertising time and space depends on, among other things:

●	economic conditions in the markets in which our Networks operate;
●	the popularity of the programming offered by our Networks;
●	changes in the population demographics in the markets in which our Networks operate;
●	advertising price fluctuations, which can be affected by the popularity of programming, the availability of programming, and the relative supply of and demand for commercial advertising;
●	our competitors’ activities, including increased competition from other advertising-based mediums, particularly MVPD operators, digital platforms, and the internet;
●	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason;
●	labor disputes or other disruptions at major advertisers;
●	changes in audience ratings, including Nielsen’s ability to provide ratings; and
●	other factors beyond our control.

Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. For example, as a result of the impact of Hurricanes Irma and Maria, Nielsen suspended reporting of ratings data in Puerto Rico in September 2017 through May 1, 2018. Any decline in audience ratings could cause revenue to decline, adversely impacting our Business and our operating results. Our advertising revenue and results are also subject to seasonal and cyclical fluctuations that we expect to continue. Seasonal fluctuations typically result in higher operating income in the fourth quarter than in the first, second, and third quarters of each year. This seasonality is primarily attributable to advertisers’ increased expenditures in anticipation of the holiday season spending. In addition, we typically experience an increase in revenue every four years as a result of advertising sales in respect of local government elections in Puerto Rico. The year ended December 31, 2020 was a political election year in Puerto Rico. The next political election year will occur in 2024. As a result of the seasonality and cyclicality of our revenue, and the historically significant increase in our revenue during election years, investors are cautioned that it has been, and is expected to remain, difficult to engage in period-over-period comparisons of our revenue and results of operations.

If our Networks’ viewership declines for any reason, or our audience ratings decline for any reason or our Networks fail to develop and distribute popular programs, our advertising and subscriber fee revenues could decrease.

Our Networks’ viewership and audience ratings, as applicable, are critical factors affecting both (i) the advertising revenue that we receive, and (ii) the extent of affiliate revenue we receive, as applicable, under agreements with our Distributors. Our ratings are dependent, in part, on our ability to consistently create and acquire programming that meets the changing preferences of viewers in general and viewers in our Networks’ target demographic category.

Our Networks’ viewership is also affected by the quality and acceptance of competing programs and other content offered by other networks, the availability of alternative forms of entertainment and leisure time activities, including general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending. Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership, changes in ratings technology or methodology or changes in household sampling. Any decline in our Networks’ viewership or audience ratings could cause advertising revenue to decline, subscription revenues to fall, and adversely impact our Business and operating results.

Our Networks may not be able to grow their subscribers and/or affiliate revenue, or such subscribers and/or revenues may decline and, as a result, our revenues and profitability may not increase and could decrease.

The growth of our Networks’ subscriber base depends upon many factors, such as overall growth in cable, satellite and telco subscribers, the popularity of our Networks’ programming, our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, maintenance of existing distribution, and the success of our marketing efforts in driving consumer demand for their content, as well as other factors that are beyond our control, including temporary and permanent migration shifts in Puerto Rico.

A major component of our financial growth strategy is based on our ability to increase our Cable Networks’ subscriber base. If our Cable Networks’ programming services are required by the FCC to be offered on an “à la carte” basis, our Cable Networks could experience higher costs, reduced distribution of our program service, perhaps significantly, and lose viewers. There can be no assurance that we will be able to maintain or increase our Cable Networks’ subscriber base on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain or increase our Cable Networks’ current subscriber fee rates.

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

Demand for our programming and our Business, financial condition and results of operations are affected by changes that impact Hispanics living in the United States.

We believe one of our growth drivers will result from projected increases in the U.S. Hispanic population and projected increases in their buying power. Factors that impact the U.S. Hispanic population, including a slowdown in immigration into the U.S. in the future, the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America could affect the growth of the U.S. Hispanic population and, as a result, the demand for our programming. Immigration reform has been a continued area of focus for the last and current U.S. presidential administration, as highlighted in the Presidential election in 2020. Although the details and timing of potential changes to immigration law are difficult to predict, restrictions on travel and eligibility for U.S. visa programs may lead to a slowdown of projected immigration levels in the U.S. Hispanic population. Furthermore, U.S. Hispanics might have chosen not to participate in the census, which would result in the U.S. Hispanic population to be underreported. If the U.S. Hispanic population grows more slowly than anticipated, the projected buying power of the U.S. Hispanic population may not grow as anticipated. In addition, economic conditions, such as unemployment, that disproportionately impact the U.S. Hispanic population could slow the growth of, or reduce, the projected buying power of U.S. Hispanics. If the U.S. Hispanic population or its buying power grows more slowly than anticipated, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our Networks compete with other Spanish-language broadcast and cable television networks, and digital media companies for the acquisition of programming, viewership, the sale of advertising, and creative talent. Our Networks also compete for the development and acquisition of programming, selling of commercial time on our Networks and on-air and creative talent. It is possible that our competitors, many of which have substantially greater financial and operational resources than our Networks, could revise their programming to offer more competitive programming which is of interest to our Networks’ viewers.

Additionally, our Cable Networks compete with other television channels to be included in the offerings of each video service provider and for placement in the packaged offerings having the most subscribers. For example, our Cable Networks’ ability to secure distribution is dependent upon the production, acquisition and packaging of programming, audience viewership, and the prices charged for carriage. Our Cable Networks’ contractual agreements with Distributors are renewed or renegotiated from time to time in the ordinary course of business. With respect to WAPA, OTT and cable network programming, combined with increased access to cable and satellite TV, has become a significant competitor for broadcast television programming viewers.

Our Networks also compete for advertising revenue with general-interest television and other forms of media, including magazines, newspapers, radio and digital media. Our ability to secure additional advertising accounts relating to our Networks’ operations depends upon the size of each Networks’ audience, the popularity of our programming and the demographics of our viewers, as well as strategies taken by our Networks’ competitors, strategies taken by advertisers and the relative bargaining power of advertisers. Competition for advertising accounts and related advertising expenditures is intense. We face competition for such advertising expenditures from a variety of sources, including other networks and other media. We cannot provide assurance that our Networks’ advertising sponsors will pay advertising rates for commercial air time at levels sufficient for us to make a profit, that we will maintain relationships with our current advertising sponsors or that we will be able to attract new advertising sponsors or increase advertising revenues. Changes in ratings technology, or methodology or metrics used by advertisers or other changes in advertisers’ media buying strategies also could have a material adverse effect on our financial condition and results of operations. If we are unable to attract advertising accounts in sufficient quantities, our revenues and profitability may be harmed.

Certain technological advances, including the increased deployment of fiber optic cable, are expected to allow cable and telecommunication video service providers to continue to expand both their channel and broadband distribution capacities and to increase transmission speeds. In addition, the ability to deliver content via new methods and devices is expected to increase substantially. The impact of such added capacities is hard to predict, but the development of new methods of content distribution could dilute our Networks’ market share and lead to increased competition for viewers by facilitating the emergence of additional channels and mobile and internet platforms through which viewers could view programming that is similar to that offered by our Networks.

If any of our existing competitors or new competitors, many of which have substantially greater financial and operational resources than our Networks, significantly expand their operations or their market penetration, our Business could be harmed. If any of these competitors were able to invent improved technology, or our Networks were not able to prevent them from obtaining and using their own proprietary technology and trade secrets, our Business and operating results, as well as our Networks’ future growth prospects, could be negatively affected. There can be no assurance that our Networks will be able to compete successfully in the future against existing or new competitors, or that increasing competition will not have a material adverse effect on our Business, financial condition or results of operations.

Interpretation of certain terms of our distribution agreements may have an adverse effect on the distribution payments we receive under those agreements.

Many of our distribution agreements contain “most favored nation” clauses. These clauses typically provide that if we enter into an agreement with another Distributor which contains certain more favorable terms, we must offer some of those terms to our existing Distributors. While we believe that we have appropriately complied with the most favored nation clauses included in our distribution agreements, these agreements are complex and other parties could reach a different conclusion that, if correct, could have a material adverse effect on our results of operations and financial position.

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

There has been a shift in consumer behavior as a result of technological innovations and changes in the distribution of content, which may affect our viewership and the profitability of our Business in unpredictable ways. Our Networks’ failure to acquire or maintain state-of-the-art technology or adapt our business models may harm our Business and competitive advantage.

Technology in the video, telecommunications and data services industry is changing rapidly. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable. Consumers are increasingly viewing streaming content from subscription, advertising and free video on demand services, on a time-delayed or on-demand basis from traditional distributors, and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Digital downloads, rights lockers, rentals and subscription services are competing for consumer preferences with each other and with traditional physical distribution of our content. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in harm to our Business and operating results. Additionally, the development of new methods of content distribution could dilute our Networks’ market share and lead to increased competition for viewers. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our Business could be adversely affected.

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

We and our partners rely on various technology systems, including those used in connection with the production, distribution and broadcast of our programming, and our online, mobile and app offerings, as well as our internal systems which store proprietary information, are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. These risks have been exacerbated by the COVID-19 pandemic as some of our employees are working remotely. We depend on our and our service providers’ information technology systems for the effectiveness of our operations and to interface with our Networks’ customers, as well as to maintain financial records and accuracy. Any theft or misuse of confidential, personally identifiable or proprietary information could disrupt our business and result in, among other things, unfavorable publicity, damage to our reputation, loss of competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our business, profitability and financial condition. Interruptions in our operations and services or disruptions to the functionality provided by our Networks could adversely impact our revenues or cause customers to cease doing business with us. In addition, our business would be harmed if any of the events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations.

Although we have systems in place to monitor our security measures, disruption or failures of our, our subsidiaries’ or our service providers’ information technology systems, due to employee error, computer malware, viruses, hacking and phishing attacks, or otherwise, could impair our ability to effectively and timely provide services and products and maintain our financial records. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any such breach or unauthorized access could result in a loss of our proprietary information, which may include user data, a disruption of our services or a reduction of the revenues we are able to generate from such services, damage to our brands and reputation, a loss of confidence in the security of our offerings and services, and significant legal and financial exposure, each of which could potentially have a material adverse effect on our Business.

Cable, satellite and telco television programming signals have been stolen or could be stolen in the future, which reduces our potential revenue from subscriber fees and advertising.

The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe to programming and are authorized to view it. Conditional access systems use, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent conditional access technologies. However, theft of programming has been widely reported, and the access or “smart” cards used in service providers’ conditional access systems have been compromised and could be further compromised in the future. When conditional access systems are compromised, our Networks do not receive the potential subscriber fee revenues from the service providers. Further, measures that could be taken by service providers to limit such theft are not under our control. While we take proactive steps to combat piracy through the encryption of our signal and other measures, there can be no assurances that these or other steps are effective. Piracy of our Networks’ copyrighted materials could reduce our revenue and negatively affect our Business and operating results.

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

In recent years, Puerto Rico has been affected by natural disasters, including earthquakes in early 2020 and Hurricanes Irma and Maria in 2017. As a result, business may be reluctant to establish or expand their operations in Puerto Rico and/or reduce spending on advertising. Such extreme weather conditions can also have impacts on our operations and properties. For example, Hurricanes Irma and Maria caused substantial damage to property and infrastructure in Puerto Rico, including limited damage to our studios and offices and to two of our three transmission towers and significant damage beyond repair to the third of our transmission towers. While WAPA-TV is not currently operating from its FCC-licensed facilities, we have modified the WAPA-TV facilities to broadcast over-the-air, and have received authorization from the FCC to construct modified facilities for WAPA-TV at a new transmitter site. WAPA-TV is operating from the new site with interim facilities until construction of the permanent facilities is completed. The hurricanes destroyed residential and commercial buildings, agriculture, communications networks and most of Puerto Rico’s electric grid. There can be no assurances in the future that we have adequate insurance coverage to mitigate future losses from such extreme weather conditions. Following the hurricanes, there was a steep drop off in advertising revenue in Puerto Rico. There was also significant impact on affiliate revenue in Puerto Rico for the year ended December 31, 2017 and continued impact to the advertising market in 2018. Finally, as a result of the hurricanes and earthquakes, a significant number of citizens have left, or may leave, Puerto Rico, and there can be no assurance about when they will return, if at all. As a result, the disruption from the storms and earthquakes, coupled with the uncertainty regarding the timing of the recovery and possible declines in television households, could have a material adverse effect on our results of operations and financial position.

Puerto Rico’s continuing economic hardships may have a negative effect on the overall performance of our Business, financial condition and results of operations.

Financial and economic conditions in Puerto Rico have deteriorated in recent years and continue to be uncertain. The continuation or worsening of such conditions could have an adverse effect on our Business, results of operations, and/or financial condition.

The Puerto Rican economy has been and continues to be in a recession since 2006, and has been burdened by limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other potential fiscal challenges. On June 30, 2016, President Obama signed HR 5278 Bill, the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which, among other things, established a seven-member Federal Oversight and Management Board of Puerto Rico (the “Planning Board”) with broad powers over the finances of the Commonwealth and its instrumentalities and provides to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code. The Commonwealth’s inability to access financing in the capital markets or from private lenders, has resulted in the Commonwealth and various public corporations defaulting on their public debt and entering into bankruptcy proceedings under PROMESA.

Moreover, Hurricane Maria caused a significant disruption to the island’s economic activity and GNP. Hurricane Maria also accelerated the outmigration trends that Puerto Rico was experiencing, with increased numbers of residents moving to the mainland United States, either on a temporary or permanent basis and recent earthquakes and the COVID-19 pandemic may trigger further outflows in 2020.

Puerto Rico’s gross national product (GNP) has contracted in real terms every year between fiscal year 2007 and fiscal year 2018. The Planning Board estimates real GNP increased approximately 1.5% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María, and that it decreased approximately 5.4% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. The Planning Board projected that the negative effects of COVID-19 would continue through fiscal year 2021, resulting in a contraction in real GNP of approximately -2% in the current fiscal year. Additionally, Puerto Rico’s track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges.

On January 7, 2020, a 6.4 magnitude earthquake impacted the southwestern part of Puerto Rico, which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. The Commonwealth’s government estimates total earthquake-related damages at approximately $1 billion. In March 2020, the World Health Organization declared COVID-19 a pandemic. On March 15, 2020, the Puerto Rico Governor issued an executive order declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of all businesses, except for businesses that provide essential services, including banking and financial institutions with respect to certain services. While many of the restrictions have been gradually lifted, a mandatory curfew is still in effect and most businesses have had to make significant adjustments to protect customers and employees, including transitioning to telework and suspending or modifying certain operations in compliance with health and safety guidelines.

Stimulus packages passed by Congress managed to contain some of the damage caused by the pandemic and saved many businesses from bankruptcy. The CARES act established the PUA (Pandemic Unemployment Assistance) and PPP (Pandemic Payroll Protection) programs. More than $16 billion in federal funds were assigned to the island. Combined with funds received due to damages from Irma and María, the past 4 years have seen more than $76 billion in federal funds assigned to the island, out of which approximately 43% have been disbursed. The extent and duration of such aid is inherently uncertain. Furthermore, there can be no assurance that any past or new actions taken by any governmental or regulatory body for the purpose of stabilizing the economy or financial markets will achieve their intended effect.

The extent to which the COVID-19 pandemic will continue to have an adverse effect on economic activity in Puerto Rico in the long-term will depend on future developments, which are highly uncertain and is difficult to predict, including the scope and duration of the pandemic, the restrictions imposed by governmental authorities and other third parties in response to the pandemic and the amount of federal and local assistance offered to offset the impact of the pandemic. However, there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact.

In addition to any negative direct consequences to our Business or results of operations arising from these financial, economic, pandemic and climate developments, some of these actions may adversely affect our distribution partners, advertisers or other consumers on whom we rely. Our Business and results of operations could be negatively affected as a result. For more information on the Puerto Rican economy, see “—Industry—Puerto Rico Overview—Economy”.

Certain of our Cable Network, Snap and the Canal 1 joint venture have international operations and exposures that incur certain risks not found in doing business in the United States.

Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. The risks of doing business in foreign countries that could result in losses against which our Cable Networks are not insured include:

●	exposure to local economic conditions;
●	potential adverse changes in the diplomatic relations of foreign countries with the United States;
●	hostility from local populations;
●	significant fluctuations in foreign currency value;

●	the adverse effect of currency exchange controls or other restrictions;
●	restrictions on the withdrawal of foreign investment and earnings;
●	the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	government policies against businesses owned by foreigners;
●	investment restrictions or requirements;
●	expropriations of property;
●	the potential instability of foreign governments and economies;
●	the risk of insurrections;
●	difficulties in collecting revenues and seeking recourse against third parties owing payments to us;
●	withholding and other taxes on remittances and other payments by subsidiaries;
●	changes in taxation structure; and
●	shifting consumer preferences regarding the viewing of video programming.

For example, Canal 1 operates solely in Colombia. Although Colombia has a long-standing tradition respecting the rule of law, which has been bolstered in recent years by the present and former government’s policies and programs, no assurances can be given that our joint venture’s plans and operations will not be adversely affected by future developments in Colombia. Canal 1’s operations and activities in Colombia are subject to political, economic and other uncertainties, including the risk of expropriation, nationalization, renegotiation or nullification of existing contracts, broadcast licenses or other agreements, changes in laws or taxation policies, currency exchange restrictions, and changing political conditions and international monetary fluctuations. Future government actions concerning the economy, taxation, or the operation and regulation of national over-the-air broadcast concessions, could have a significant effect on the joint venture. Colombia was home to South America’s largest and longest running insurgency, which ended on December 1, 2016 following the government’s ratification of a peace treaty with the Revolutionary Armed Forces of Colombia (“FARC”). While the situation has improved dramatically in recent years, there can be no guarantee that the situation will not again deteriorate. Any increase in kidnapping, gang warfare, homicide and/or terrorist activity in Colombia generally may disrupt supply chains and discourage qualified individuals from being involved with the joint venture’s operations. Any changes in regulations or shifts in political attitudes are beyond our control and may adversely affect the joint venture’s business.

Furthermore, some foreign markets where we operate may be more adversely affected by current economic conditions than the U.S. For example, in Colombia, decreases in the growth rate, periods of negative growth, increases in inflation, changes in law, regulation, policy, or future, judicial rulings and interpretations of policies involving exchange controls and other matters such as (but not limited to) currency depreciation, interest rates, taxation and other political or economic developments in or affecting Colombia may affect the overall business environment and may, in turn, adversely impact our joint venture’s financial condition and results of operations in the future. Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. Snap maintains a minor presence in Argentina, whose economy further contracted in 2020, affected by the COVID-19 pandemic, two years of recession, depreciation of its currency and many other macroeconomic factors.

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

Our Networks could experience interruptions of distribution or potentially long-term increased costs of delivery if the ability of broadcast towers, satellites or satellite transponders, or Distributors to transmit our Networks’ content is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, or other third party action. For example, see risk factor above, “We have operations, properties and viewers that are located in Puerto Rico and Florida and could be adversely affected in the event of a hurricane or other extreme weather conditions.”

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

Our Business depends upon the continued efforts, abilities and expertise of our corporate executive team. There can be no assurance that these individuals will remain with us. Our Business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements. Additionally, our Networks independently contract with several on-air personalities and hosts with significant loyal audiences in their respective markets. Although our Networks have entered into long-term agreements with some of their key on-air talent and program hosts to protect their interests in those relationships, we can give no assurance that all or any of these persons will remain with our Networks or will retain their audiences. Competition for these individuals is intense and many of these individuals are under no legal obligation to remain with our Networks. Our competitors may choose to extend offers to any of these individuals on terms which our Networks may be unable or unwilling to meet. Furthermore, the popularity and audience loyalty of our Networks’ key on-air talent and program hosts is highly sensitive to rapidly changing public tastes. A loss of such popularity or audience loyalty is beyond our control and could limit our Network’ ability to generate revenue and could have a material adverse effect on our Business, financial condition and results of operations.

We could be adversely affected by strikes or other union job actions.

A majority of our employees in Puerto Rico are highly specialized union members who are essential to the production of television programs and news. These employees are covered by our CBAs. Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for two employees covered by the other CBA which expired on June 27, 2019 and we continue to operate under the terms of the expired CBA while we continue to engage in active and good faith negotiations on its renewal. While we believe that we will maintain good working relations with our employees on acceptable terms, there can be no assurance that we will be able to negotiate the terms of the expired CBA in a manner acceptable to either party. A strike by, or a lockout of, UPAGRA, which provides personnel essential to the production of television programs, could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in the programming schedule of certain of our Networks, which could have a material adverse effect on our Business, financial condition and results of operations.

We could become obligated to pay additional contributions due to the unfunded vested benefits of a multiemployer pension plan. A future incurrence of withdrawal liability could have a material effect on our results of operations.

WAPA makes contributions to the Newspaper Guild International Pension Plan (the “Plan” or “TNGIPP”), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by our two CBAs. WAPA’s contribution rates to the Plan are generally determined in accordance with the provisions of the CBAs and a rehabilitation plan that was adopted by the TNGIPP.

The risks in participating in such a plan are different from the risks of single-employer plans, in the following respects:

●	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of any other participating employer.
●	If a participating employer ceases to contribute to a multiemployer plan, the unfunded obligation of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices (“Notices”) and the above-noted Rehabilitation Plan, as defined by the Pension Protection Act of 2006 (“PPA”), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical and declining status, the “Red Zone”, as defined by the PPA and the Multiemployer Pension Reform Act of 2014 (“MPRA”), due to the projected insolvency of the Plan within the next 19 years. A plan of rehabilitation (“Rehabilitation Plan”) was adopted by the Trustees of the Plan (“Trustees”) on May 1, 2010 and then updated on November 17, 2015.

On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as “adjustable benefits.” In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the “schedules” of changes as set forth under the Rehabilitation Plan. In 2015, the Plan’s Trustee’s reviewed the Rehabilitation Plan and the financial projections under the Plan and determined that is was not prudent to continue benefit accruals under the current Plan and that implementation of an updated plan with a new benefit design would be in the best interest of the Plan’s participants.

WAPA elected the “Preferred Schedule” and executed a Memorandum of Agreement, effective May 27, 2010 (the “MOA”) and agreed to the following contribution rate increases: 3.0% beginning on January 1, 2013; an additional 3.0% beginning on January 1, 2014; and an additional 3% beginning on January 1, 2015. On July 14, 2017 WAPA executed an updated MOA under which it agreed to remain a contributing employer to the Plan through May 31, 2022 and to make contributions to the Plan at a fixed rate of $18.03 per week for each WAPA covered employee during such period (i.e., its contributions per employee will not increase during the term of its CBA or through any period during which a new CBA is entered into, if any).

The future cost of the Plan depends on a number of factors, including the funding status of the Plan and the ability of other participating companies to meet ongoing funding obligations. Assets contributed to the Plan are not segregated or otherwise restricted to provide benefits only to the employees of WAPA. While WAPA’s pension cost for the Plan is established by the CBA and is fixed for the term of the CBA, the Plan may revise the Rehabilitation Plan to impose additional increased contribution rates and surcharges that could be applicable to future CBAs based on the funded status of the plan and in accordance with the provisions of the Rehabilitation Plan and the PPA. Factors that could impact the funded status of the Plan include investment performance, changes in the participant demographics, financial stability of contributing employers and changes in actuarial assumptions.

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

If WAPA completely or partially withdrew from the Plan, it would be obligated to pay complete or partial withdrawal liability (which could be material). Under the statutory requirements applicable to withdrawal liability with respect to a multiemployer pension plan, in the event of a complete withdrawal from the Plan, WAPA would be obligated to make withdrawal liability payments to fund its proportionate share of the Plan’s unfunded vested benefits (“UVBs”). WAPA’s payment amount for a given year would be determined based on its highest contribution rate (as limited by MPRA) and its highest average contribution hours over a period of three consecutive plan years out of the ten-year period preceding the date of withdrawal. To the extent that the prescribed payment amount was not sufficient to discharge WAPA’s share of the Plan’s UVBs, WAPA’s payment obligation would nevertheless end after 20 years of payments (absent a withdrawal that is part of a mass withdrawal, in which case the annual payments would continue indefinitely or until WAPA paid its share of the Plan’s UVBs at the time of withdrawal).

Pursuant to the last available notice (for the Plan year ended December 31, 2019), WAPA’s contributions to the Plan exceeded 5% of total contributions made to the Plan. For more information, see Note 15, “Retirement Plans” of Notes to Consolidated Financial Statements, included in this Annual Report.

A large portion of our revenue is generated from a limited number of customers, and the loss of these customers could adversely affect our Business.

Our Networks depend upon agreements with a limited number of Distributors. For the year ended December 31, 2020, one of our Distributors accounted for more than 10% of our total net revenues. The loss of channel carriage with any significant Distributor, or our inability to renew an affiliation agreement with any significant Distributor on acceptable terms, would have a materially adverse effect on our Business, financial condition and results of operations.

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

Our equity method investments’ past financial performance may not be indicative of future results.

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

We have and may continue in the future to develop and/or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to risks that may not be present with other methods of ownership, including but not limited to:

●	difficulties integrating acquired businesses, technologies and personnel into our business;
●	we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources to resolve such impasses or potential disputes, including litigation or arbitration;
●	our joint venture partners could have investment and financing goals that are not consistent with our objectives, including the timing, terms and strategies for any investments, and what levels of debt to incur or carry;
●	our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited;
●	our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital; and
●	our joint venture partners may have competing interests in our markets that could create conflict of interest issues.

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

Our Networks host, or may host in the future, internet sites that enable individuals to exchange information, generate content, comment on content, and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our Networks’ internet site users, including WAPA.TV, CINELATINO.COM, TVPASIONES.COM, CENTROAMERICATV.TV, TELEVISIONDOMINICANA.TV, and SNAPTV.TV. Defenses of such actions could be costly and involve significant time and attention of our Networks’ management, our management and other resources.

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

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, and increased broadband internet speed and penetration have made the unauthorized digital copying and distribution of our programming content easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of our operations worldwide, despite our efforts to protect our intellectual property rights. COVID-19 may increase incentives and opportunities to access content in unauthorized ways, as negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments may require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.

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

We currently hold various domain name registrations relating to our brands. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our and our subsidiaries trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our Business’s websites and services.

We may face intellectual property infringement claims that could be time-consuming, costly to defend and result in loss of significant rights.

Other parties may assert intellectual property infringement claims against us, and our Networks’ products may infringe the intellectual property rights of third parties. From time to time, our Business receives letters alleging infringement of intellectual property rights of others. Intellectual property litigation can be expensive and time-consuming and could divert management’s attention from our Business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement or enter into royalty or license agreements that may not be available on acceptable or desirable terms, if at all. Our failure to license proprietary rights on a timely basis would harm our Business.

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

Our Second Amended Term Loan Facility and interest rate swaps bears interest at a variable rate based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities as the recommended risk-free alternative rate for LIBOR. If LIBOR ceases to exist, we may need to renegotiate our LIBOR-based loans and interest rate swaps extending beyond 2021. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR or any other reference rate will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR or any other reference rate may be on our business, financial condition, and results of operations. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates, such as SOFR or any other reference rate, under our Second Amended Term Loan Facility and interest rate swaps, we may incur transaction expenses, significant increases in our debt service obligations and interest expense, which could have an adverse effect on our results of operations.

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

On January 18, 2017, the FCC granted our request to allow non-U.S. investors to own up to 49.99% of our capital stock and hold 49.99% of our voting power. Subsequently, on September 18, 2018, the FCC granted approval of additional specific non-U.S. equity and/or voting ownership interests in excess of 5%. On November 19, 2019, the FCC approved up to 100% aggregate non-U.S. ownership of our equity and voting interests and approved the ownership by any one of a list of specifically approved non-U.S. persons of up to 49.99 percent of our capital stock and/or voting power. However, we remain subject to the requirement to obtain specific approval from the FCC before any other non-U.S. person, in addition to the non-U.S. persons that the FCC has previously approved in the series of declaratory rulings identified above, acquires more than 5% of our capital stock or more than 5% voting rights. We are also required to notify the FCC and take remedial actions as necessary, if we determine that any unapproved non-U.S. person has acquired more than 5% of our capital stock or voting rights, and we may be subject to FCC enforcement action, including monetary forfeitures, if such a circumstance occurs.

To the extent necessary to comply with the Communications Act, FCC rules and policies, and the FCC’s declaratory ruling, our board of directors may (i) prohibit the ownership, voting or transfer of any portion of our outstanding capital stock to the extent the ownership, voting or transfer of such portion would cause us to violate or would otherwise result in violation of any provision of the Communications Act, FCC rules and policies, or the FCC’s declaratory ruling; (ii) convert shares of our Class B common stock into shares of our Class A common stock to the extent necessary to bring us into compliance with the Communications Act, FCC rules and policies, or the FCC’s declaratory ruling; and (iii) redeem capital stock to the extent necessary to bring us into compliance with the Communications Act, FCC rules and policies, or the FCC’s declaratory ruling or to prevent the loss or impairment of any of our FCC licenses.

Federal regulation of the broadcasting industry limits WAPA’s operating flexibility.

The ownership, operation and sale of broadcast television stations, such as WAPA, are subject to the jurisdiction of the FCC under the Communications Act. Matters subject to FCC oversight include the assignment of frequency bands for broadcast television; the approval of a television station’s frequency, location and operating power; the issuance, renewal, revocation or modification of a television station’s FCC license; the approval of changes in the ownership or control of a television station’s licensee; the regulation of equipment used by television stations; and the adoption and implementation of regulations and policies concerning the ownership, operation, programming and employment practices of television stations.

WAPA depends upon maintaining its broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules, which, taken together, indicate a pattern of abuse. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term. All television stations licensed to communities in Puerto Rico were required to file renewal applications by October 1, 2020. We filed renewal applications for each of our Puerto Rico television stations on October 1, 2020. The deadline for the filing of petitions to deny our renewal applications was January 1, 2021, and no party filed an objection to any of our applications. Our renewal applications are pending. Historically, our FCC licenses have been renewed and we are not aware of any reason why the currently pending renewal applications would not be granted; however, it cannot be assured that our pending or future license renewal applications for WAPA will be approved, or that the renewals, if granted, will not include conditions or qualifications that could adversely affect our operations. If WAPA’s licenses are not renewed in the future, or are renewed with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating WAPA and generating revenue from it.

Furthermore, WAPA’s ability to successfully negotiate and renegotiate future retransmission consent agreements may be hindered by potential legislative or regulatory changes to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. In accordance with the STELA Reauthorization Viewer Act of 2014, in 2015, the FCC eliminated the rules which had precluded cable operators from deleting or repositioning local television stations during “sweeps” rating periods. The Further Consolidated Appropriations Act, 2020 enacted in December 2019 made permanent the statutory requirement that broadcasters and MVPDs negotiate retransmission consent agreements in good faith, which had been scheduled to expire at the end of 2019.

Our Networks are subject to FCC sanctions or penalties if they violate the FCC’s rules or regulations.

If we or any of our officers, directors, or attributable interest holders materially violate the FCC’s rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements, improper use of EAS alert signals, and children’s programming requirements, which impact broadcasters, and also rules that relate to the emergency alert system and closed captioning, and equal employment opportunity outreach and recordkeeping requirements, which impact broadcasters and MVPDs. The FCC has also recently increased enforcement of requirements regarding online public inspection files, which are now maintained on an FCC website and are therefore widely accessible by members of the public and the FCC. In 2020, the statutory maximum fine for broadcasting indecent material increased from $414,454 to $419,353 per incident and the maximum forfeiture for any continuing violation arising from a single act or failure to act increased to $3,870,946. In recent years, the FCC issued fines against cable network owners and broadcast licensees, with the fines ranging from $280,000 to $1,120,000, for violating FCC rules relating to the improper use of the emergency alert system attention signal. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our Business facilities or FCC fines. Additionally, the effect of recent judicial decisions regarding the FCC’s indecency enforcement practices remain unclear and we are unable to predict the impact of these decisions on the FCC’s enforcement practices, which could have a material adverse effect on our Business.

The cable, satellite and telco-delivered television industry is subject to substantial governmental regulation for which compliance may increase our Networks’ costs, hinder our growth and possibly expose us to penalties for failure to comply.

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

The following are examples of the types of currently active legislative, regulatory and judicial inquiries and proceedings that may impact our Cable Networks. The FCC may adopt rules which would require cable and satellite providers to make available programming channels on an a la carte basis. A major component of our financial growth strategy is based on our ability to increase our Cable Networks’ subscriber base. If our Cable Networks’ programming services are required by the FCC to be offered on an “a la carte” basis, our Cable Networks could experience higher costs, reduced distribution of our program service, perhaps significantly, and loss of viewers. There can be no assurance that we will be able to maintain or increase our Cable Networks’ subscriber base on cable, satellite and telco systems or that our current carriage will not decrease as a result of a number of factors or that we will be able to maintain or increase our Cable Networks’ current subscriber fee rates.

Further, the FCC and certain courts are examining the types of technologies that will be considered “multichannel video programming systems” under federal regulation and the rules that will be applied to distribution of television programming via such technologies. We cannot predict the outcome of any of these inquiries or proceedings or how their outcome would impact our ability to have our Cable Networks’ content carried on multichannel programming distribution and the value of our advertising inventories.

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

“Must-carry” regulations reduce the amount of channel space that is available for carriage of the Cable Networks cable offerings.

The Cable Act of 1992 imposed “must carry” or “retransmission consent” regulations on cable systems, requiring them to carry the signals of local broadcast television stations that choose to exercise their must carry rights rather than negotiate a retransmission consent arrangement. DBS systems are also subject to their own must carry rules. The FCC’s implementation of these “must-carry” obligations requires cable and DBS operators to give certain broadcasters preferential access to channel space. This reduces the amount of channel space that is available for carriage of our Cable Networks offerings by cable television systems and DBS operators in the U.S. Congress, the FCC or any other foreign government may, in the future, adopt new laws, regulations and policies regarding a wide variety of matters which could affect our Cable Networks.

The broadcast incentive auction has resulted in the modification of our broadcast licenses for WAPA by requiring us to operate on other channels.

As a result of the FCC spectrum auction which was concluded in January 2017, the FCC is engaged in a “repack” of television stations that did not relinquish spectrum in the auction in remaining television broadcast spectrum, which requires certain television stations that did not relinquish spectrum to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs. The original reimbursement limit across all stations was $1.75 billion. In March 2018 Congress authorized an additional $1 billion to be used for reimbursements related to repacking and directed that a portion of the additional funds be used to reimburse low power television stations, television translator stations and FM stations that are required to modify their facilities on a temporary or permanent basis to accommodate changes made by television stations being repacked as well as for consumer education efforts. The FCC, when repacking the television broadcast spectrum, will use reasonable efforts to preserve a station’s coverage area and population served. The FCC has assigned new channels to stations that are required to be “repacked” and stations are in the process of moving to their new channels. We did not relinquish any of our spectrum in the auction. Two of our licenses, WNJX-TV and WTIN-TV, were reassigned new channels as a result of the incentive auction, have transitioned to new channels using interim facilities and we are in the process of completing the construction of permanent facilities for WNJX-TV and WTIN-TV on their post-auction channels.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock could decline. The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about our Business, our market, or our competitors. As of December 31, 2020, only two industry analysts published research on our Business. If any of the analysts who may cover our Business change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who may cover our Business were to cease coverage of Hemisphere or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The stock price of our Class A common stock may be volatile.

The stock price of our Class A common stock may be volatile and subject to wide fluctuations. In addition, the trading volume of our Class A common stock may fluctuate and cause significant price variations to occur. Some of the factors that could cause fluctuations in the stock price or trading volume of our Class A common stock include:

●	market and economic conditions, including market conditions in the cable television programming and broadcasting industries;
●	actual or expected variations in quarterly operating results;
●	liquidity of our Class A common stock;
●	differences between actual operating results and those expected by investors and analysts;
●	changes in recommendations by securities analysts;
●	operations and stock performance of our competitors;
●	accounting charges, including charges relating to the impairment of goodwill;
●	significant acquisitions or strategic alliances by us or by our competitors;
●	sales of our Class A common stock, including sales by our directors and officers or significant investors;
●	recruitment or departure of key personnel;
●	loss of key advertisers; and
●	changes in reserves for professional liability claims.

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

The average daily trading volume in our Class A common stock during the year ended December 31, 2020 was approximately 39,570 shares. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock or the prices at which holders may be able to sell our Class A common stock and the limited market liquidity for our securities could affect a holder’s ability to sell at a price satisfactory to that holder.

We are a “controlled company” within the meaning of NASDAQ rules and, as a result, we qualify for, and choose to rely on, exemptions from certain corporate governance requirements.

Our controlling stockholder, Gato Investments LP, controls the majority of the voting power of all of our outstanding capital stock. As a result of the concentration of the voting rights in our Company, we are a “controlled company” within the meaning of the rules and corporate governance standards of NASDAQ. Under the NASDAQ rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain NASDAQ corporate governance requirements, including:

●	the requirement that a majority of our board of directors consists of independent directors;
●	the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors;
●	the requirement that we have a compensation committee that is composed entirely of independent directors; and
●	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We have elected not to comply with the above corporate governance requirements. Accordingly, our stockholders are not afforded the same protections generally as stockholders of other NASDAQ-listed companies for so long as we remain a “controlled company” and rely upon such exemptions. The interests of our controlling stockholder may conflict with the interests of our other stockholders, and the concentration of voting power in such stockholder will limit our other stockholders’ ability to influence corporate matters.

Our controlling stockholder exercises significant influence over us and their interests in our Business may be different from the interests of our stockholders; future sales of substantial amounts of our Class A common stock may adversely affect our market price.

Our controlling stockholder, Gato Investments LP, controls the majority of the voting power of all of our outstanding capital stock. The controlling stockholders’ Class B common stock vote on a 10 to 1 basis with our Class A common stock, which means that each share of our Class B common stock has 10 votes and each share of our Class A common stock has 1 vote. All shares of our capital stock vote together as a single class. Accordingly, our controlling stockholder generally has the ability for the foreseeable future to influence the outcome of any of our corporate actions which require stockholder approval, including, but not limited to, the election of directors, significant corporate transactions, such as a merger or other sale of the Company or the sale of all or substantially all of our assets. This concentrated voting control will limit your ability to influence corporate matters and could adversely affect the market price of our Class A common.

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

Our amended and restated certificate of incorporation provides that our board of directors will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at any annual meeting only a minority of the board of directors will be considered for election. Since this “staggered board” would prevent our stockholders from replacing a majority of our board of directors at any annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of our stockholders. Some of the provisions of our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could, together or separately, discourage potential acquisition proposals or delay or prevent a change in control. In particular, our board of directors is authorized to issue up to 50,000,000 shares of preferred stock with rights and privileges that might be senior to either class of our common stock and, without the consent of the holders of either class of our common stock.

The Company’s amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase costs to bring a claim, discourage claims or limit the ability of the Company’s stockholders to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or other employees.

The Company’s amended and restated bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or other employees, or stockholders arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”) or the Company’s Certificate of Incorporation or Bylaws (as each may be amended from time to time), and (iv) any action asserting a claim against the Company, its directors, officers or other employees, or stockholders governed by the internal affairs doctrine. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, or stockholders which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees or stockholders. Alternatively, if a court were to find the choice of forum provision contained in the Company’s amended and restated bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in the Company’s amended and restated bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

Our dependence on subsidiaries for cash flow may negatively affect our Business.

We are a holding company with no business operations of our own. Our only significant asset is the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Although our Second Amended Term Loan Facility permits certain restricted payments from our subsidiaries to us to pay for our administrative expenses corporate overhead, franchise taxes, public company costs, directors’ fees and certain insurance premiums and deductibles, it restricts our subsidiaries ability to remit dividends to us in other instances at certain leverage ratios. Additionally, dividends to us from WAPA are also subject to certain local taxation. Consequently, our ability to pay dividends is limited by funds that our subsidiaries are permitted to dividend to us, and in certain instances, will subject us to certain tax liabilities.

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

The risks associated with our advertising revenue become more acute in periods of a slowing economy or recession, including, as a result of public health crises, such as COVID-19, which may be accompanied by a decrease in advertising. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Cancellations, reductions or delays in purchases of advertising could, and often do, occur as a result of a strike, a general economic downturn, an economic downturn in one or more industries or in one or more geographic areas, or a failure to agree on contractual terms.

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

From time to time, we have acquired or invested in complementary businesses and entered into joint ventures/investments. In the future we may make other acquisitions, invest in complementary businesses including joint ventures that involve unknown risks, and may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our Business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks including:

●	difficulties integrating acquired businesses, technologies and personnel into our business;
●	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
●	inability to obtain required regulatory approvals on favorable terms;
●	potential loss of key employees, key contractual relationships or key customers of either acquired businesses or our business;
●	assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses;
●	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities; and
●	in the case of joint ventures and other investments, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate.

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

Certain of our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Due to those officers’ and directors’ existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us, which could cause additional conflicts of interest. To the extent that such officers and directors identify business combination opportunities that may be suitable for entities to which they have pre-existing fiduciary obligations, or are presented with such opportunities in their capacities as fiduciaries to such entities, they may be required to honor their pre-existing fiduciary obligations to such entities. Accordingly, they may not present business combination opportunities to us that otherwise may be attractive to such entities unless the other entities have declined to accept such opportunities.

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

Changes in governmental regulation, interpretation or legislative reform could increase our Business’s cost of doing business and adversely affect our profitability.

Laws and regulations, including in the areas of advertising, consumer affairs, data protection, finance, marketing, privacy, publishing and taxation requirements, are subject to change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations or changes in enforcement priorities or activity could adversely affect us by, among other things:

●	increasing our administrative, compliance, and other costs;
●	forcing us to undergo a corporate restructuring;
●	limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;
●	increasing our tax obligations, including unfavorable outcomes from audits performed by various tax authorities;
●	affecting our ability to continue to serve our Networks’ customers and to attract new customers;
●	affecting cash management practices and repatriation efforts;
●	forcing us to alter or restructure our Networks’ relationships with vendors and contractors;
●	increasing compliance efforts or costs;
●	limiting our use of or access to personal information;
●	restricting our ability to market our products; and
●	requiring us to implement additional or different programs and systems.

For example, President Biden put forth several corporate income tax proposals during his campaign, including a significant increase in the corporate income tax rate and changes in the taxation of non-U.S. income. While it is too early to predict the outcome of these proposals, if enacted, they may have a material impact on our income tax liability. The determination of our worldwide provision for income taxes and current and deferred tax balances requires judgment and estimation. Our provision for income taxes could also be materially adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets, or by changes in worldwide tax laws, regulations, or accounting principles.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our headquarters at 4000 Ponce de Leon Blvd., Coral Gables, FL 33146. In 2016, we relocated our headquarters to a larger facility in Coral Gables. If necessary, we may, from time to time, lease additional facilities for our activities. The remaining term on our current lease, as of December 31, 2020, is 34 months.

WAPA is headquartered in San Juan, Puerto Rico in an owned 66,500 square foot building located in one of the most affluent areas in San Juan. The building houses our state-of-the-art technology, television studios, and administrative offices. All of WAPA’s news and local programs are produced at our production facility, which consists of four television studios, including the largest television studio in the Caribbean, fully equipped control rooms, digital video, audio, editing, post editing, and graphic production suites, and a scenery shop which produces all scenery and props for the local productions.

We own the property that houses our studios and offices in San Juan, Puerto Rico. We also lease the land for our transmission towers in Cayey, Puerto Rico, Jayuya, Puerto Rico and Maricao, Puerto Rico pursuant to long-term lease facilities. High sustained winds of Hurricane Maria caused one of our three transmission towers to fall, completely destroying the tower and the transmission equipment housed on the tower. Immediately following the storm, we were transmitting WAPA’s signal via the multicast spectrum of another broadcast television network. During 2018, we entered into a long-term agreement to co-locate our antenna on another broadcast tower from which, we have been transmitting WAPA’s signal as of November 1, 2018. Our headquarters at WAPA did not suffer any material damages from the impact of the hurricanes in 2017. WAPA’s current facilities are adequate to meet our needs for the foreseeable future. If necessary, we may, from time to time, downsize current facilities or lease additional facilities for our activities.

The following table sets forth our principal places of business at December 31, 2020:

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is listed and traded on NASDAQ under the symbol “HMTV.” There is no publicly traded market for our Class B common stock. At March 11, 2021, there were 20,143,881 shares of Class A common stock outstanding, and the closing sale price of our ordinary shares was $14.17. Also as of that date, we had approximately 32 and 4 ordinary shareholders of record of our Class A common stock and Class B common stock, respectively. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name. We have not declared any dividends and we have no present intention to pay dividends on our Class A common stock or Class B common stock. Our Second Amended Term Loan Facility restricts our ability to declare dividends in certain situations.

Price Range of our Class A Common Stock

The table below sets forth the intra-day high and low sales prices per share of our Class A common stock for the periods indicated as reported on NASDAQ:

	High	Low
Fiscal Year ended December 31, 2020
First Quarter	$15.07	$8.21
Second Quarter	$10.83	$8.00
Third Quarter	$10.11	$8.06
Fourth Quarter	$12.14	$7.64

	High	Low
Fiscal Year ended December 31, 2019
First Quarter	$14.60	$11.90
Second Quarter	$15.26	$12.03
Third Quarter	$13.49	$11.34
Fourth Quarter	$15.34	$11.53

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2020:

Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon exercise	Weighted‑average	plans (excluding
	of outstanding options,	exercise price of	securities reflected in
	warrants and rights	outstanding options,	column(a)
Plan category	(a)	warrants and rights	(b)
Equity compensation plans approved by security holders	3,935,000	$11.69	1,071,920
Equity compensation plans not approved by security holders	—	—	—
Total	3,935,000	$11.69	1,071,920

On May 16, 2016, our board of directors approved the adoption of the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) pursuant to which incentive compensation and performance compensation awards may be provided to our employees, directors, officers, consultants or advisors or our subsidiaries or their respective affiliates. The Equity Incentive Plan authorizes the issuance of up to 7.2 million shares of our Class A common stock. The number of securities remaining available for issuance in column (b) of the table above reflects our issuance of certain shares of restricted Class A common stock in connection with grants authorized by our board of directors. The description of the Equity Incentive Plan above is qualified in its entirety by reference to the full text of the Equity Incentive Plan.

Recent Sales of Unregistered Securities

None.

Company Purchases of Equity Securities

Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended December 31, 2020:

				Maximum Number (or
	Total		Total Number of	Approximate Dollar
	Number of	Average	shares Purchased as	Value) of Shares that
	Shares	Price Paid per	Part of a Publicly	May Yet be Purchased
Period (a)	Purchased (b)	Share (c)	Announced Program	Under the Program (d)

October 1, 2020 — October 31, 2020	—	$—	—	$20,000,000
November 1, 2020 — November 30, 2020	23	$11.01	23	$19,999,747
December 1, 2020 — December 31, 2020	33,059	$10.59	33,059	$19,649,531
Total	33,082	$10.59	33,082
(a)	The stock repurchase plan was announced on November 18, 2020.
(b)	The Board of Directors authorized the repurchase of up to $20 million of the Company’s Class A common stock.
(c)	Average Price Paid per Share includes broker commission of $0.02 per share.
(d)	The plan expires on November 19, 2021, but may be suspended or discontinued at any time in the Company’s sole discretion.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes our financial condition and operating performance and should be read in conjunction with our historical Consolidated Financial Statements and notes thereto included above. Unless the context indicates otherwise, the terms the “Company,” “Hemisphere,” “we,” “our” or “us” are used to refer to Hemisphere Media Group, Inc. and its consolidated subsidiaries.

Significant components of management’s discussion and analysis of results of operations and financial condition include:

●	Overview. The overview section provides a summary of our business, operational divisions and business trends, outlook and strategy.

●Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2020 compared to the year ended December 31, 2019.
●	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

Headquartered in Miami, Florida, our portfolio consists of the following:

●	Cinelatino: the leading Spanish-language cable movie network with over 17.9 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is highest rated Spanish-language original movie network in the U.S.
●	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement eleven years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 67 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.
●	WAPA Deportes: Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring MLB, NBA and professional sporting events from Puerto Rico.
●	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 3.7 million subscribers, excluding digital basic subscribers.
●	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated telenovela cable television network in primetime. Pasiones has approximately 18.4 million subscribers across the U.S. and Latin America.
●	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 3.5 million subscribers.

●Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fifth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.2 million subscribers.
●	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.
●	Pantaya: is the first-ever premium streaming destination for world-class movies and series in Spanish offering the largest selection of current and classic, commercial-free blockbusters and critically acclaimed titles from Latin America and the U.S. including content from our library, Pantelion’s U.S. theatrical titles, Lionsgate’s movie library, and Grupo Televisa’s theatrical releases in Mexico, as well as, original productions, comedy specials and concerts. We own a 25% interest in Pantaya in partnership with Lionsgate, which service launched in August 2017.
●	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.
●	REMEZCLA: a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.

Our two primary sources of revenues are advertising revenue and affiliate revenue. All of our Networks derive revenues from advertising. Advertising revenue is generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenue is tied to the success of our programming, including the popularity of our programming with our target audience. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For the year ended December 31, 2020, we experienced higher advertising sales as a result of political advertising spending during the 2020 gubernatorial elections. The next election in Puerto Rico will be in 2024.

All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific affiliate revenue we earn varies from period to period, distributor to distributor and also varies among our Networks, but is generally based upon the number of each distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in affiliate revenue are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our affiliate revenue will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements.

In 2020, we generated approximately 94% of our net revenues from the United States. For the years ended December 31, 2020 and 2019, we generated net revenues of $141.9 million and $137.7 million, respectively, from the United States. For the years ended December 31, 2020 and 2019, we generated net revenues of $9.3 million and $11.7 million, respectively, from outside the United States.

WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement eleven years ago and management believes it is highly valued by its viewers and cable, satellite and telecommunications service providers. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate revenue. WAPA’s primetime household rating in 2020 was nearly five times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in affiliate revenue.

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position, as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. cable networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and growth in the U.S. Hispanic population, which is expected to continue its long-term upward trajectory.

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

Management expects our U.S. networks to benefit from growth in the U.S. Hispanic population, as it continues its long-term growth. The U.S. Census Bureau estimated that nearly 60.5 million Hispanics resided in the United States in 2019, representing an increase of more than 25 million people between 2000 and 2019, and that number is projected to grow to 75 million by 2030. U.S. Hispanic television households grew by 36% during the period from 2010 to 2021, from 12.9 million households to 17.6 million households.

Similarly, management expects Cinelatino and Pasiones to benefit from growth in Latin America. Pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 55 million in 2020 to 60 million by 2025. Furthermore, as of December 31, 2020, Cinelatino and Pasiones were each distributed to only 26% of total pay-TV subscribers throughout Latin America (excluding Brazil).

Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and appealing market for broadcast television. Colombia had a population of 51 million as of December 31, 2020, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 59% share of overall viewing. These factors result in an annual market for free-to-air television advertising of approximately $207 million for 2020 (as converted utilizing the average foreign exchange rate during the period).

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

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company has experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations as of December 31, 2020. While the Company’s advertising revenue improved in second part of the year, the Company is unable to predict the impact that a significant change in circumstances including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic may have on our businesses in the future. The extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be predicted. These factors include the length and severity of the outbreak, the responses of private sector businesses and governments including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see "Item 1A-Risk Factors" included elsewhere in this Annual Report.

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

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, is also negatively impacted. Colombia's President Ivan Duque declared a state of emergency locking down the country from March 20, 2020 to date, the lockdowns have varied on numerous occasions but never totally eliminated. Currently certain restrictions have been lifted, though many restrictions remain in place, including limiting operating capacity of the airline industry, restaurants, and hotels to a maximum of 30%, while movie theaters are partially open, other entertainment venues remain closed, and most government discretionary spending continues to be frozen. The pandemic has contributed to lower consumer confidence. All of these circumstances have had a material adverse impact on advertising spending, and accordingly, have had a material adverse impact on Canal 1's advertising revenue. It is unclear when the lockdown will be fully lifted or when advertising will return to pre-COVID-19 levels.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Years Ended December 31, 2020 and December 31, 2019 (amounts in thousands)

	Years Ended		$ Change	% Change
	December 31,		Favorable/	Favorable/
	2020	2019	(Unfavorable)	(Unfavorable)
Net revenues	$151,184	$149,387	1,797	1.2%
Operating expenses:
Cost of revenues	48,309	43,138	(5,171)	(12.0)%
Selling, general and administrative	44,646	44,761	115	0.3%
Depreciation and amortization	11,472	12,533	1,061	8.5%
Other expenses	3,226	1,451	(1,775)	NM
Gain from FCC spectrum repack and other	(953)	(1,739)	(786)	(45.2)%
Impairment of goodwill and intangibles	2,784	—	(2,784)	NM
Total operating expenses	109,484	100,144	(9,340)	(9.3)%
Operating income	41,700	49,243	(7,543)	(15.3)%
Other (expense) income:
Interest expense and other, net	(10,376)	(11,953)	1,577	13.2%
Loss on equity method investments	(22,258)	(30,271)	8,013	26.5%
Impairment of equity method investment	(5,479)	—	(5,479)	NM
Gain from insurance proceeds and other, net	3,267	1,596	1,671	NM
Total other expense	(34,846)	(40,628)	5,782	14.2%
Income before income taxes	6,854	8,615	(1,761)	(20.4)%
Income tax expense	(8,992)	(12,086)	3,094	25.6%
Net loss	(2,138)	(3,471)	1,333	38.4%
Net loss attributable to non-controlling interest	903	104	799	NM
Net loss attributable to Hemisphere Media Group, Inc.	$(1,235)	$(3,367)	2,132	63.3%

NM = not meaningful

Net Revenues

Net revenues were $151.2 million for the year ended December 31, 2020, an increase of $1.8 million, or 1.2%, as compared to net revenues of $149.4 million for the year ended December 31, 2019. The improvement was due to an increase in advertising revenue, which was offset in part by decreases in affiliate revenue and other revenue. Advertising revenue increased $8.6 million, or 14%, due to the growth across our networks, as well as political advertising revenue of $4.3 million. Affiliate revenue decreased $6.0 million, or 7%, due to a decline in subscribers at our U.S. cable networks, and a decline in non-U.S. affiliate revenue as a result of subscriber and fee declines, due in part to unfavorable foreign currency movements. Other revenue decreased $0.9 million, or 15%, driven by the timing of licensing our content to third parties. Excluding political advertising revenue, net revenues decreased $2.5 million, or 2% for the year ended December 31, 2020.

	Subscribers(a)
	(amounts in thousands)
	December 31,	December 31,
	2020	2019
U.S. Cable Networks:
WAPA America(b)	3,672	4,140
Cinelatino	3,822	4,364
Pasiones	4,125	4,626
Centroamerica TV	3,468	3,976
Television Dominicana	2,178	2,345
Total	17,265	19,451

Latin America Cable Networks:
Cinelatino	14,096	16,132
Pasiones	14,250	16,763
Total	28,346	32,895
(a)Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.
(b)Excludes digital basic subscribers.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. Cost of revenues for the year ended December 31, 2020, were $48.3 million, an increase of $5.2 million, or 12%, as compared to $43.1 million for the year ended December 31, 2019, due primarily to higher programming costs as a result of increased content licensing to third parties, the timing of premieres and content write-offs, increased news costs due to coverage of the elections, and higher production costs related to Guerreros, a daily reality show at WAPA, which commenced production in May 2019.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of promotion, marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general and administrative expenses for the year ended December 31, 2020, were $44.6 million, which was essentially flat as compared to $44.8 million for the year ended December 31, 2019, as higher personnel expenses including advertising sales commissions, an increase in the bad debt reserve and higher stock-based compensation were offset by reduced marketing and research costs, lower travel and entertainment expenses and benefits provided under the CARES Act including the employee retention credits.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the year ended December 31, 2020, was $11.5 million, a decrease of $1.0 million, or 9%, as compared to $12.5 million for the year ended December 31, 2019, due to certain intangible assets that were fully amortized during the first quarter of 2019, offset in part by depreciation of assets placed into service during the year.

Other Expenses: Other expenses include legal and financial advisory fees, and other fees incurred in connection with acquisition and corporate finance activities, including debt and equity financings. Other expenses for the year ended December 31, 2020, were $3.2 million, an increase of $1.7 million, as compared to $1.5 million for the year ended December 31, 2019, due to the increased costs incurred in the pursuit of strategic transactions.

Gain from FCC Spectrum Repack and Other: Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment we have purchased as a result of the FCC spectrum repack and gain or loss from the sale of assets no longer utilized in the operations of the business. Gain from FCC spectrum repack and other for the year ended December 31, 2020, was $1.0 million, a decrease of $0.7 million, compared to $1.7 million for the year ended December 31, 2019, due primarily to the timing of reimbursements received from the FCC.

Impairment of goodwill and intangibles: Impairment of goodwill and intangibles represents the amount by which the carrying value of an asset exceeds the asset’s fair value. The $2.8 million charge in the year ended December 31, 2020, was related to impairment of goodwill and intangible assets identified in connection with the acquisition of Snap. For more information, see Note 5, “Goodwill and Intangibles Assets” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Other expense, net

Interest Expense and Other, net: Interest expense for the year ended December 31, 2020, decreased $1.6 million, or 13%, due to lower average interest rates on our Second Amended Term Loan Facility as a result of the decline in LIBOR.

Loss on Equity Method Investments: Loss on equity method investments for the year ended December 31, 2020, was $22.3 million, an improvement of $8.0 million, compared to $30.3 million for the year ended December 31, 2019. The smaller loss was due to improved operating results at Canal 1. The current period also benefitted from lower losses at Pantaya due to the inception to date losses exceeding our funding commitment, and as a result, we have not recognized our share of the losses following the three month period ended March 31, 2019. For more information, see Note 6, “Equity method investments” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Impairment of Equity Method Investment: At March 31, 2020, we deemed our investment in REMEZCLA to be impaired given the uncertainty caused by the COVID-19 pandemic and the associated going-concern risks. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full valuation of our investment in REMEZCLA. For more information, see Note 6, “Equity Method Investments” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Gain from Insurance Proceeds and other, net: Gain from insurance proceeds and other, net primarily reflects proceeds received in connection with our property insurance policies and as reimbursement of expenses related to a strategic transaction. For the year ended December 31, 2020, the Company received $3.3 million proceeds as reimbursement of expenses related to a strategic transaction. The expenses incurred were recorded in other expenses in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2019, the Company received $1.6 million proceeds in connection with our property insurance policies. For more information, see Note 3, “Related Party Transactions” and Note 4, “Property Plant and Equipment” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Income Tax Expense

Income tax expenses for the year ended December 31, 2020, was $9.0 million as compared to $12.1 million for the year ended December 31, 2019, due to lower operating income. For more information, see Note 7, “Income Taxes” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Net Loss

Net loss for the year ended December 31, 2020, was $2.1 million, compared to $3.5 million for the year ended December 31, 2019.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest for the year ended December 31, 2020, was $0.9 million, compared to $0.1 million for the year ended December 31, 2019, related to the 25% interest in Snap Media held by minority shareholders.

Net Loss Attributable to Hemisphere Media Group, Inc.

Net loss attributable to Hemisphere Media Group, Inc. for the year ended December 31, 2020, was $1.2 million, compared to $3.4 million for the year ended December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand, and cash flows from operating activities. As of December 31, 2020, the Company had $134.5 million of cash on hand. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

The Company has utilized certain benefits provided under the CARES Act including the deferral of payroll tax payments and employee retention credits.

On November 18, 2020, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. As of December 31, 2020, the total amount authorized under the stock repurchase plan was $20 million, and the Company had $19.6 million remaining for future repurchases under the stock repurchase plan. The expiration date for the repurchase plan is November 19, 2021.

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

Cash Flows

Amounts in thousands	2020	2019
Cash provided by (used in):
Operating activities	$55,979	$35,619
Investing activities	(10,593)	(33,745)
Financing activities	(3,066)	(4,201)
Net increase (decrease) in cash	$42,320	$(2,327)

Comparison for the Year Ended December 31, 2020 and December 31, 2019

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

Net cash provided by operating activities for the year ended December 31, 2020 was $56.0 million, an increase of $20.4 million, as compared to $35.6 million in the same period in 2019, due primarily to a $14.9 million increase in net working capital, a $4.2 million increase in non-cash items, and a $1.3 million improvement in net loss. The increase in net working capital is due to increases in other accrued expenses of $7.9 million, income taxes payable of $4.5 million and accounts payable of $1.0 million, and decreases in prepaid and other assets of $7.0 million, programming rights of $2.0 million and net due from related parties of $1.3 million, offset in part by an increase in accounts receivable of $6.6 million and decreases in other liabilities of $1.4 million and programming rights payable of $0.8 million. The increase in non-cash items is due to impairment charges totaling $8.3 million related to equity method investment and goodwill and intangibles, increases in program amortization of $3.2 million, bad debt provision of $0.8 million, stock-based compensation of $0.5 million, and decreases in gain from insurance proceeds of $1.7 million and gain from FCC spectrum repack and other of $0.6 million, offset in part by a smaller loss on equity method investments of $8.0 million and decreases in deferred tax expense of $2.0 million and depreciation and amortization of $1.1 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2020 was $10.6 million, as compared to net cash used of $33.7 million in the same period in 2019. The improvement was due to a decrease in funding of equity investments of $22.4 million, and a decline in capital expenditures of $3.0 million, offset in part by insurance proceeds received on our property and casualty policies in connection with equipment damaged during Hurricane Maria of $1.7 million in the prior year period and a decrease in proceeds received from the FCC related to the spectrum repack of $0.6 million.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2020 was $3.1 million, as compared to net cash used of $4.2 million in the prior year. The improvement was primarily due to a decline in repurchases of common stock of $1.2 million.

Discussion of Indebtedness

On July 31, 2014, certain of our subsidiaries (the “Borrowers”) entered into an amended credit agreement providing for a $225.0 million senior secured term loan B facility (the “Term Loan Facility”), which was due to mature on July 30, 2020. Pricing on the Term Loan Facility was set at LIBOR plus 400 basis points (subject to a LIBOR floor of 1.00%).

On February 14, 2017 (the “Closing Date”), the Borrowers amended the Term Loan Facility (the “Second Amended Term Loan Facility”). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility bears interest at the Borrowers’ option of either (i) LIBOR plus a margin of 3.50% or (ii) an Alternate Base Rate (“ABR”) plus a margin of 2.50%. The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the “Incremental Facility”) allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the “Incremental Facility Increase”) provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each cap the cash netted against debt up to a maximum amount of $60.0 million. Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the “Incremental Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

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

In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.3x at December 31, 2020, resulting in an excess cash flow percentage of 0% and therefore, no excess cash flow payment is due in March 2021.

As of December 31, 2020, the OID balance was $1.0 million, net of accumulated amortization of $2.5 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the accompanying Consolidated Balance Sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with Accounting Standards Update (“ASU”) 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.8 million, net of accumulated amortization of $2.5 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at December 31, 2020 as presented on the accompanying Consolidated Balance Sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

Contractual Obligations

Not applicable.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the Consolidated Financial Statements included in the Annual Report on Form 10-K and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors. We consider policies relating to the following matters to be critical accounting policies:

●	Revenue recognition
●	Valuation of goodwill and intangible assets
●	Amortization and impairment of programming rights
●	Income taxes
●	Equity-based compensation

For an in-depth discussion of each of our significant accounting policies, including our critical accounting policies and further information regarding the estimates and assumptions involved in their application, see Note 1, “Nature of Business and Significant Accounting Policies” of Notes to Consolidated Financial Statements included in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements.

The response to this item is provided in this Annual Report on Form 10-K under Item 15 Exhibits, Financial Statements and Schedules and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of December 31, 2020. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth in our Consolidated Financial Statements included on page F-2 under the caption “Management’s Report on Internal Control over Financial Reporting,” which is incorporated herein by reference.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-4 under the caption “Report of Independent Registered Public Accounting Firm,” which is incorporated herein by reference.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accounting Fees and Services.

The information required by Items 10, 11, 12, 13 and 14 will be furnished (and are hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the section “Audit Committee Report” shall not be deemed to be incorporated by reference in this report.

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
3.1

Amended and Restated Certificate of Incorporation of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2017 (File No. 001-35886)).

3.2

Amended and Restated Bylaws of Hemisphere Media Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).

4.1

Specimen Hemisphere Class A common stock Certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

4.2

Specimen Hemisphere Class B common stock Certificate (incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the Commission on March 9, 2020 (File No. 001-35886)).

10.1

Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the Commission on April 6, 2016 (File No. 001-35886)).

10.2

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-4 filed with the Commission on March 15, 2013 (File No. 333-186210)).

10.3

Registration Rights Agreement by and among the Company and the parties identified therein, dated January 22, 2013 (incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the Commission on March 11, 2013 (File No. 333-186210)).

Exhibit No.	Description of Exhibits
10.4

Credit Agreement, dated as of July 30, 2013, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, Deutsche Bank Securities Inc. as joint lead arranger and lead bookrunner, GE Capital Markets, Inc., as joint lead arranger, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, General Electric Capital Corporation, as syndication agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).

10.5

Amendment No. 1 to the Credit Agreement, dated as of July 31, 2014, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as successor administrative agent and collateral agent, J.P. Morgan Securities LLC as joint lead arranger and joint bookrunner, Deutsche Bank Securities Inc., as joint lead arranger, joint bookrunner and syndication agent and CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2014 (File No. 001-35886)).

10.6

Amendment No. 2 to the Credit Agreement, dated as of February 14, 2017, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and Royal Bank of Canada as joint lead arrangers and joint bookrunners, CIT Capital Securities LLC as documentation agent, and the other parties named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 14, 2017 (File No. 001-35886)).

10.7

Guaranty Agreement, dated as of July 30, 2013, by and among HMTV, LLC, a Delaware limited liability company, Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the subsidiary guarantors from time to time party thereto and Deutsche Bank AG New York Branch as administrative agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 31, 2013 (File No. 001-35886)).

10.8

Stockholders Agreement, dated as of September 6, 2016, by and among the Company, Gato Investments LP, InterMedia Hemisphere Roll-Over, L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern and Searchlight II HMT, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 7, 2016 (File No. 001-35886)).

10.9

Amendment No. 1 to Stockholders Agreement and Waiver of Minimum Condition, dated as of October 21, 2016, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2016 (File No. 001-35886)).

10.10

Amendment No. 2 to Stockholders Agreement, dated as of June 9, 2019, by and among Hemisphere Media Group, Inc., Gato Investments LP, InterMedia Hemisphere Roll-Over L.P., InterMedia Partners VII, L.P., Gemini Latin Holdings, LLC, Peter M. Kern, an individual, and Searchlight II HMT, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2019 (File No. 001-35886)).

10.11†

Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.12†

Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

Exhibit No.	Description of Exhibits
10.13†

Form of Executive Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.14†

Form of Executive Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.15†

Amended and Restated Employment Agreement, dated as of November 12, 2020, by and between Hemisphere Media Group, Inc. and Alan J. Sokol (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 17, 2020 (File No. 001-35886)).

10.16†

Amended and Restated Employment Agreement, dated as of November 12, 2020, by and between Hemisphere Media Group, Inc. and Craig D. Fischer (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 17, 2020 (File No. 001-35886)).

10.17†

Amended and Restated Consulting Agreement, dated as of August 13, 2019, by and between the Company and James M. McNamara (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2019 (File No. 001-35886)).

10.18†

Amended and Restated Employment Agreement, dated as of August 13, 2019, by and between Hemisphere Media Group, Inc. and Alex J. Tolston (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2019 (File No. 001-35886)).

10.19†

Employment Agreement, dated November 29, 2017, by and between the Company, Televicentro of Puerto Rico, LLC and Javier Maynulet (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2018 (File No. 001-35886)).

10.20†

Offer Letter, dated October 5, 2018, by and between the Company and Jennifer Lopez-Gottardi (incorporated herein by reference to Exhibit 10.19 on the Company’s Annual Report on Form 10-K filed with the Commission on March 12, 2019 (File No. 001-35886)).

10.21*†	Employment Agreement, dated as of November 12, 2020, by and between Hemisphere Media Group, Inc., Televicentro of Puerto Rico, LLC and Jorge Hidalgo.
21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP, independent accountants for the Company.
31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**‡	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**‡	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase.

Exhibit No.	Description of Exhibits
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith
‡	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
†	Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEMISPHERE MEDIA GROUP, INC. (Registrant)

Dated: March 15, 2021	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter M. Kern	Chairman of the Board and Director
Peter M. Kern		March 15, 2021

/s/ Alan J. Sokol	Chief Executive Officer and President (Principal Executive Officer) and Director
Alan J. Sokol		March 15, 2021

/s/ Craig D. Fischer	Chief Financial Officer (Principal Financial and Accounting Officer)
Craig D. Fischer		March 15, 2021

/s/ Leo Hindery, Jr.
Leo Hindery, Jr.	Director	March 15, 2021

/s/ James M. McNamara
James M. McNamara	Director	March 15, 2021

/s/ Ernesto Vargas Guajardo
Ernesto Vargas Guajardo	Director	March 15, 2021

/s/ Sonia Dulá
Sonia Dulá	Director	March 15, 2021

/s/ Eric C. Neuman
Eric C. Neuman	Director	March 15, 2021

/s/ John Engelman
John Engelman	Director	March 15, 2021

/s/ Andrew S. Frey
Andrew S. Frey	Director	March 15, 2021

/s/ Eric Zinterhofer
Eric Zinterhofer	Director	March 15, 2021

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Hemisphere’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

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
3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Hemisphere Media Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020. Management’s assessment is based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon our assessment and those criteria, management determined that Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption “Report of Independent Registered Public Accounting Firm.”

Date: March 15, 2021

BY:

/s/ Alan J. Sokol	/s/ Craig D. Fischer
Alan J. Sokol	Craig D. Fischer
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hemisphere Media Group Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Hemisphere Media Group Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related Consolidated Statements of Operations, Comprehensive Loss, Changes in Stockholders’ Equity and Cash Flows for each of the two years ended December 31, 2020, and the related Notes to the Consolidated Financial Statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Broadcast License Impairment Assessment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated goodwill and broadcast license amounted to $165.6 million and $41.4 million, respectively as of December 31, 2020. Goodwill, at the reporting unit level, and the broadcast license, at the unit of account, are tested by the Company for impairment at least annually. The fair values of the reporting units for the goodwill impairment assessment are determined utilizing a combination of an income approach, through a discounted cash flow model, and a market approach, using a comparable sales analysis. The fair value of the broadcast license is determined using an income approach, through a discounted cash flow model which assumes a hypothetical start-up scenario. The determination of the fair values of the reporting units and the broadcast license require management to make significant estimates and assumptions related to the specific circumstances of each reporting unit and the broadcast license such as revenue projections, projected operating cash flow margins, and discount rates, for the income approaches for the goodwill and broadcast license impairment assessments, and comparable sales for the market approach for the goodwill impairment assessment.

We identified the goodwill, for each of the Company’s reporting units with goodwill, and the broadcast license impairment assessments as a critical audit matter because of the significant assumptions management used in the impairment assessments. Auditing management’s judgments, used in the impairment assessments, regarding revenue projections, projected operating cash flow margins, discount rates, and comparable sales involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists.

Our audit procedures related to the Company’s goodwill and broadcast license impairment assessments included the following, among others:

●	We obtained an understanding of the relevant controls related to the Company’s goodwill and broadcast license impairment assessments and tested such controls for design and operating effectiveness, including management’s review controls related to revenue and operating cash flow margin projections, discount rates, and comparable sales.
●	We tested the reasonableness of management’s revenue and operating cash flow margin projections by comparing them to actual results and historical trends for each reporting unit and the broadcast license and by comparing management’s historical forecasts to actual results for each reporting unit and the broadcast license.
●	We utilized an internal valuation specialist to assist in the following procedures, among others:
o	Evaluating the reasonableness of the discount rates for each reporting unit and the broadcast license by comparing the inputs used by management to publicly available market data;
o	Evaluating the reasonableness of comparable sales analysis data used by management in the market approach valuation model for the goodwill impairment assessment based upon market data;
o	Evaluating the appropriateness of the valuation models used by management and testing their mathematical accuracy.

/s/ RSM US LLP

We have served as the Company’s auditor since 2008.

Miami, Florida

March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hemisphere Media Group Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Hemisphere Media Group Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements of the Company and our report dated March 15, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

Miami, Florida

March 15, 2021

Hemisphere Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(amounts in thousands, except share and par value amounts)

	2020	2019

Assets
Current Assets
Cash	$134,471	$92,151
Accounts receivable, net of allowance for doubtful accounts of $919 and $507, respectively	35,955	29,269
Due from related parties	943	1,626
Programming rights	8,301	11,691
Prepaid taxes and other current assets	9,298	11,003
Total current assets	188,968	145,740
Programming rights, net of current portion	13,430	14,804
Property and equipment, net	31,798	34,319
Operating lease right-of-use assets	1,820	1,833
Broadcast license	41,356	41,356
Goodwill	165,597	167,322
Other intangibles, net	24,761	32,587
Deferred income taxes	—	1,208
Equity method investments	29,782	49,639
Other assets	4,333	3,979
Total Assets	$501,845	$492,787
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	2,350	1,925
Due to related parties	648	669
Accrued agency commissions	6,529	4,662
Accrued compensation and benefits	5,934	5,021
Accrued marketing	7,066	5,327
Other accrued expenses	8,137	6,596
Income taxes payable	2,233	—
Programming rights payable	7,626	6,369
Investee losses in excess of investment	—	1,484
Current portion of long-term debt	2,134	2,134
Total current liabilities	42,657	34,187
Programming rights payable, net of current portion	776	820
Long-term debt, net of current portion	200,856	202,406
Deferred income taxes	19,306	19,331
Other long-term liabilities	3,932	2,917
Defined benefit pension obligation	2,832	2,457
Total Liabilities	270,359	262,118
Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at December 31, 2020 and December 31, 2019	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,457,709 and 25,202,314 shares issued at December 31, 2020 and 2019, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at December 31, 2020 and 2019	2	2
Additional paid-in capital	279,800	274,518
Class A treasury stock, at cost 5,710,416 and 5,609,966 at December 31, 2020 and 2019, respectively	(61,453)	(60,521)
Retained earnings	14,840	16,075
Accumulated other comprehensive loss	(2,187)	(792)
Total Hemisphere Media Group Stockholders’ Equity	231,005	229,285
Equity attributable to non-controlling interest	481	1,384
Total Stockholders' Equity	231,486	230,669
Total Liabilities and Stockholders' Equity	$501,845	$492,787

See accompanying Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2020 and 2019

(amounts in thousands, except per share amounts)

	2020	2019
Net revenues	$151,184	$149,387
Operating expenses:
Cost of revenues	48,309	43,138
Selling, general and administrative	44,646	44,761
Depreciation and amortization	11,472	12,533
Other expenses	3,226	1,451
Gain from FCC spectrum repack and other	(953)	(1,739)
Impairment of goodwill and intangibles	2,784	—
Total operating expenses	109,484	100,144
Operating income	41,700	49,243
Other expenses, net:
Interest expense and other, net	(10,376)	(11,953)
Loss on equity method investments	(22,258)	(30,271)
Impairment of equity method investment	(5,479)	—
Gain on insurance proceeds and other, net	3,267	1,596
Total other expenses, net	(34,846)	(40,628)
Income before income tax expense	6,854	8,615
Income tax expense	(8,992)	(12,086)
Net loss	(2,138)	(3,471)
Net loss attributable to non-controlling interest	903	104
Net loss attributable to Hemisphere Media Group, Inc.	$(1,235)	$(3,367)
Loss per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)
Weighted average shares outstanding:
Basic	39,434	39,158
Diluted	39,434	39,158

See accompanying Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2020 and 2019

(amounts in thousands)

	2020	2019
Net loss	$(2,138)	$(3,471)
Other comprehensive loss:
Change in fair value of interest rate swap, net of income taxes	(1,101)	(1,885)
Adjustment to defined benefit plan, net of income taxes	(294)	(115)
Total other comprehensive loss	(1,395)	(2,000)
Comprehensive loss	(3,533)	(5,471)
Comprehensive loss attributable to non-controlling interest	903	104
Comprehensive loss attributable to Hemisphere Media Group, Inc.	$(2,630)	$(5,367)

See accompanying Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2020 and 2019

(amounts in thousands)

								Accumulated
	Class A		Class B		Additional	Class A		Other	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2018	24,850	$2	19,720	$2	$270,345	$(59,088)	$19,495	$1,155	$1,488	$233,399
Net loss	—	—	—	—	—	—	(3,367)	—	(104)	(3,471)
Issuance of treasury shares for acquisition of Snap Media	—	—	—	—	(588)	588	—	—	—	—
Stock-based compensation	—	—	—	—	2,883	—	—	—	—	2,883
Vesting of restricted stock	352	1	—	—	1,925	(1,513)	—	—	—	413
Repurchases of Class A common Stock	—	—	—	—	—	(662)	—	—	—	(662)
Issuance of treasury shares for option exercise	—	—	—	—	(47)	154	—	—	—	107
Adoption of accounting standards	—	—	—	—	—	—	(53)	53	—	—
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,000)	—	(2,000)
Balance at December 31, 2019	25,202	$3	19,720	$2	$274,518	$(60,521)	$16,075	$(792)	$1,384	$230,669
Net loss	—	—	—	—	—	—	(1,235)	—	(903)	(2,138)
Stock-based compensation	—	—	—	—	3,108	—	—	—	—	3,108
Vesting of restricted stock	256	—	—	—	2,174	(582)	—	—	—	1,592
Repurchases of Class A common Stock	—	—	—	—	—	(350)	—	—	—	(350)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Balance at December 31, 2020	25,458	$3	19,720	$2	$279,800	$(61,453)	$14,840	$(2,187)	$481	$231,486

See accompanying Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(amounts in thousands)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(2,138)	$(3,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,472	12,533
Program amortization	16,841	13,648
Amortization of deferred financing costs and original issue discount	582	580
Stock-based compensation	5,282	4,808
Provision for bad debts	922	135
Gain from FCC spectrum repack and other	(953)	(1,739)
Deferred tax expense	1,587	3,593
Loss on equity investments	22,258	30,271
Impairment of equity method investment	5,479	—
Impairment of goodwill and intangibles	2,784	—
Amortization of operating lease right-of-use assets	554	486
Gain from insurance proceeds	—	(1,661)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(7,608)	(993)
Due from related parties, net	662	(613)
Programming rights	(12,077)	(14,087)
Prepaid expenses and other assets	810	(6,235)
Increase (decrease) in:
Accounts payable	425	(590)
Other accrued expenses	6,060	(1,819)
Programming rights payable	1,213	2,005
Income taxes payable	2,233	(2,265)
Other liabilities	(409)	1,033
Net cash provided by operating activities	55,979	35,619
Cash Flows From Investing Activities:
Funding of equity method investments	(9,364)	(31,747)
Capital expenditures	(2,386)	(5,376)
Insurance proceeds	—	1,661
FCC spectrum repack proceeds	1,157	1,717
Net cash used in investing activities	(10,593)	(33,745)
Cash Flows From Financing Activities:
Repayments of long-term debt	(2,134)	(2,133)
Purchases of common stock	(932)	(2,175)
Proceeds from exercise of options	—	107
Net cash used in financing activities	(3,066)	(4,201)
Net increase (decrease) in cash	42,320	(2,327)
Cash:
Beginning	$92,151	$94,478
Ending	$134,471	$92,151
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$9,949	$12,863
Income taxes	$2,463	$13,459
Non-cash investing activity:
Acquisition financed in part by treasury shares	$—	$588
Non-cash financing activity:
Cashless exercise of options issued from treasury shares	$—	$47

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

Principles of consolidation: The accompanying Consolidated Financial Statements include our accounts and the accounts of our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has interests in various entities including corporations and limited liability companies. For each such entity, the Company evaluates its ownership interest to determine whether the entity is a Variable Interest Entity (“VIE”) and, if so, whether it is the primary beneficiary of the VIE. An entity is generally a VIE if it meets any of the following criteria: (i) the entity has insufficient equity to finance its activities without additional subordinated financial support from other parties, (ii) the equity investors cannot make significant decisions about the entity’s operations, or (iii) the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity or receive the expected returns of the entity and substantially all of the entity’s activities involve or are conducted on behalf of the investor with disproportionately few voting rights. The Company would consolidate any entity for which it was the primary beneficiary, regardless of its ownership or voting interests. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Upon inception of a variable interest or the occurrence of a reconsideration event, the Company makes judgments in determining whether entities in which it invests are VIEs. If so, the Company makes judgments to determine whether it is the primary beneficiary and is thus required to consolidate the entity.

If it is concluded that an entity is not a VIE or the Company is not primary beneficiary of the VIE, then the Company considers its proportional voting interests in the entity. The Company consolidates majority-owned subsidiaries in which a controlling financial interest is maintained. A controlling financial interest is determined by majority ownership and the absence of significant third-party participating rights.

For more information on our equity method investments, see Note 6, “Equity Method Investments” of Notes to Consolidated Financial Statements.

Ownership interests in entities for which the Company has significant influence that are not consolidated under the Company’s consolidation policy are accounted for as equity method investments.

Related party transactions between the Company and its equity method investees have not been eliminated.

Basis of presentation: The accompanying Consolidated Financial Statements for us and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Operating segments: The Company determines its operating segments based upon (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. We have one operating segment, Hemisphere.

Risks and Uncertainties: In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of COVID-19 and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. Even during these unprecedented times, we have continued the production of news and entertainment programming, as our viewers rely on our Networks to keep them informed.

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company has experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations through December 31, 2020. While the Company’s advertising revenue improved in second part of the year, the Company is unable to predict the impact that a significant change in circumstances including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic may have on our businesses in the future. The extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be predicted. These factors include the length and severity of the outbreak, the responses of private sector businesses and governments including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see "Item 1A-Risk Factors" included elsewhere in this Annual Report.

The Company has evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on its Consolidated Financial Statements, including the impairment of goodwill and indefinite-lived intangible assets and the fair value of equity method investments. The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our business, results of operations and financial condition, remains uncertain. The negative effect of the pandemic on the Company’s business for the year ended December 31, 2020 was significant and the adverse impact of COVID-19 could be material to the Company's future operating results. The Company believes it has substantial liquidity to satisfy its financial commitments.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted loss per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019
Numerator for loss per common share calculation:
Net loss attributable to Hemisphere Media Group, Inc.	$(1,235)	$(3,367)
Denominator for loss per common share calculation:
Weighted-average common shares, basic	39,434	39,158
Effect of dilutive securities
Stock options, restricted stock and warrants	—	—
Weighted-average common shares, diluted	39,434	39,158
Loss per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted loss per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 3.3 million and 1.3 million shares of common stock for the years ended December 31, 2020 and 2019, respectively, were excluded from the computation of diluted loss per common share for this period because their effect would have been anti-dilutive. The net loss per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from operations for each of the years ended December 31, 2020 and 2019, 0.1 million and 0.7 million outstanding awards, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Revenue Recognition: We recognize revenue when we have completed a specified service and effectively transferred the control of the service to a customer in return for an amount of consideration we expect to be entitled to receive. The amount of revenue recognized is determined by the amount of consideration specified in a contract with our customers. Revenues do not include taxes collected from customers on behalf of taxing authorities such as sales tax and value-added tax. However, certain revenues include taxes that customers pay to taxing authorities on the Company’s behalf, such as foreign withholding tax. Any unremitted balance is included in current liabilities on our accompanying Consolidated Balance Sheets.

For more information on our revenue recognition, see Note 2, “Revenue Recognition” of Notes to Consolidated Financial Statements.

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

Barter revenue and expense included in the accompanying Consolidated Statements of Operations are as follows (amounts in thousands):

	Year ended
	December 31,
	2020	2019
Barter revenue	$434	$872
Barter expense	(419)	(557)
	$15	$315

Programming costs: Programming costs are recorded in cost of revenues based on the Company’s contractual agreements with various third party programming distributors which are generally multi-year agreements.

Equity-based compensation: We have given equity incentives to certain employees. We account for such equity incentives in accordance with ASC 718 “Stock Compensation,” which requires us to measure compensation cost for equity settled awards at fair value on the date of grant and recognize compensation cost in the accompanying Consolidated Statements of Operations over the requisite service or performance period the award is expected to vest. Compensation cost is determined using the Black-Scholes option pricing model.

Advertising and marketing costs: The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing costs of $3.1 million and $3.7 million for the years ended December 31, 2020 and 2019, respectively.

Cash: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

Accounts receivable: Accounts receivable are carried at the original charge amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. The Company considers an account receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Changes in the allowance for doubtful accounts for the years ended December 31, 2020 and 2019 consisted of the following (amounts in thousands):

		Beginning	Provisions			End
Year	Description	of Year	for bad debt	Write-offs	Recoveries	of Year
2020	Allowance for doubtful accounts	$507	$922	$577	$67	$919
2019	Allowance for doubtful accounts	$2,645	$135	$2,274	$1	$507

Programming rights: We enter into multi-year license agreements with various programming distributors for distribution of their respective programming (“programming rights”) and capitalize amounts paid to secure or extend these programming rights at the lower of unamortized cost or estimated fair value. If management estimates that the unamortized cost of programming rights exceeds the estimated fair value, an adjustment is recorded to reduce the carrying value of the programming rights. For the year ended December 31, 2020, management deemed it necessary to write-down certain program rights of $0.9 million, which is included in the amortization of programming rights below. For the year ended December 31, 2019, there was no write-down deemed necessary. Programming rights are amortized over the term of the related license agreements or the number of exhibitions, whichever occurs first. The amortization of these rights was $16.8 million and $13.6 million for the years ended December 31, 2020 and 2019, respectively, and is recorded as part of cost of revenues in the accompanying Consolidated Statements of Operations. Accumulated amortization of the programming rights was $75.5 million and $58.7 million at December 31, 2020 and 2019, respectively. Costs incurred in connection with the purchase of programs to be broadcast within one year are classified as current assets, while costs of those programs to be broadcast subsequently are considered noncurrent. Program obligations are classified as current or noncurrent in accordance with the payment terms of the license agreement.

Property and equipment: Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the expected remaining useful lives of the respective assets. Useful lives range from 1 - 40 years for improvements, equipment, buildings and towers. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is reflected in the determination of net income or loss. Expenditures for maintenance and repairs are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

For more information on our property and equipment, see Note 4, “Property and Equipment” of Notes to Consolidated Financial Statements.

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

The Company makes investments that support its underlying business strategy and enable it to enter new markets. The Company holds equity investments in Pantaya, Canal 1 and Snap JV (in each case, as defined and discussed in Note 6, “Equity Method Investments” of Notes to Consolidated Financial Statements), which are variable interest entities (“VIEs”), for which the Company is not the primary beneficiary. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance, and (ii) has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The activities of each VIE that most significantly impact the VIE’s economic performance are controlled by the VIE’s board of directors and the Company’s representation on the board of directors of each VIE is commensurate with its voting equity interest. As the Company does not hold a majority voting interest or disproportionate voting or other rights, it does not have the power to direct the activities that most significantly impact the economic performance of any of these VIEs.

In the event we incur losses in excess of the carrying amount of an equity investment and reduce our investment balance to zero, we would not record additional losses unless (i) we guaranteed obligations of the investee, (ii) we are otherwise committed to provide further financial support for the investee, or (iii) it is anticipated that the investee’s return to profitability is imminent. If we provided a commitment to fund losses, we would continue to record losses resulting in a negative equity method investment, which is presented as a liability. As of December 31, 2019, our proportionate share of the losses of Pantaya (“Pantaya” refers to Pantaya, LLC, a Delaware limited liability company, a joint venture among us and a subsidiary of Lions Gate Entertainment, Inc.) exceeded our investment in Pantaya by $1.5 million. This amount was recorded as “Investee losses in excess of investment” on our accompanying Consolidated Balance Sheet at December 31, 2019, due to our commitment for future capital funding. As of December 31, 2019, we were committed to provide future capital contributions to Pantaya. During the year ended December 31, 2020, we satisfied our capital contribution obligation to Pantaya, and as a result, the balance recorded for our share of Pantaya's losses in excess of the amount funded was $0, and accordingly, there was no liability presented in the accompanying Consolidated Balance Sheet as of December 31, 2020.

Equity method investments are reviewed for indicators of other-than-temporary impairment on a quarterly basis. An equity method investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below the carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as: the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions

For our foreign equity investment, we perform an annual review of the international financial reporting standards (“IFRS”) versus U.S. GAAP accounting. Any significant differences are considered and adjusted to ensure a U.S. GAAP presentation. There were no differences noted in the presentation of our foreign investment’s IFRS financial statements when compared to U.S. GAAP.

For more information on Equity method investments, see Note 6, “Equity Method Investments” of Notes to Consolidated Financial Statements.

Leases: On January 1, 2019, the Company adopted Financial Accounting Standards Board ("the FASB") ASC Topic 842, Leases (ASC 842) (the "new lease standard"), the core principle of which, is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases, in the statement of financial position. The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases under ASC 842. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Lease cost is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.

For additional information about our leases, see Note 13, “Leases” of Notes to Consolidated Financial Statements.

Goodwill and other intangibles: The Company’s goodwill is recorded as a result of the Company’s business combinations using the acquisition method of accounting. Indefinite lived intangible assets include a broadcast license, trademarks and tradenames. Other intangible assets include customer relationships, non-compete agreements, affiliate agreements, and programming rights with estimated useful lives of one to ten years. Other intangible assets are amortized over their estimated useful lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company and prevailing values in the broadcast and cable markets. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

In January 2017, the FASB issued Accounting Standards Updates ("ASU") 2017 04-Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The amendments in this Update simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under amendments in this Update, an entity would perform its annual, or interim, testing by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted this ASU as part of the annual goodwill and intangible impairment test as of December 31, 2020.

The Company completed its annual impairment analysis and determined that based on the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, and the expected growth of the business, the carrying value of the Snap reporting unit and other finite lived intangible assets, identified in connection with the acquisition of Snap, exceeded their respective fair values, resulting in an impairment charge totaling $2.8 million for the year ended December 31, 2020. There were no impairment charges for the year ended December 31, 2019.

For more information on Goodwill and intangible assets, see Note 5, “Goodwill and Intangible Assets” of Notes to Consolidated Financial Statements.

Deferred financing costs: Deferred financing costs are recorded net of accumulated amortization and are presented as a reduction to the principal amount of the long-term debt. Amortization is calculated on the effective-interest method over the term of the applicable loan. Amortization of deferred financing costs was $0.2 million and $0.3 million, which is included in interest expense, net in the accompanying Consolidated Statements of Operations for the years ended December 31, 2020 and 2019, respectively. Accumulated amortization of deferred financing costs was $2.5 million and $2.3 million at December 31, 2020 and 2019, respectively. The net deferred financing costs of $0.8 million and $1.0 million at December 31, 2020 and 2019, respectively, and have been presented on the accompanying Consolidated Balance Sheets as a reduction to the principal amount of the long-term debt outstanding.

For more information on deferred financing costs, see Note 8, “Long Term Debt” of Notes to Consolidated Financial Statements.

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

We record foreign withholding tax, which is withheld by foreign customers from their remittances to us, on a gross basis as a component of income taxes and separate from revenue in the accompanying Consolidated Statements of Operations.

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

For more information on Income taxes, see Note 7, “Income Taxes” of Notes to Consolidated Financial Statements.

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

Level 3—inputs to the valuation methodology are unobservable, reflecting the entity’s own assumptions about assumptions market participants would use in pricing the asset or liability.

The categorization of an asset or liability within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company’s programming rights, goodwill and intangibles, and equity method investments are classified as Level 3 in the fair value hierarchy, as they are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. For the year ended December 31, 2020, the Company recorded an impairment charge of $5.5 million related to the write-off of the full carrying value of REMEZCLA, an impairment charge totaling $2.8 million related to Snap goodwill and other finite lived intangible assets and a $0.9 million write-down of programming rights. For the year ended December 31, 2019, there were no adjustments to fair value.

The Company’s variable-rate debt and interest rate swaps are classified as Level 2 in the fair value hierarchy, as their estimated fair values are derived from quoted market prices by independent dealers. The carrying value of the long-term debt approximates fair value at December 31, 2020 and 2019.

For more information on fair value instruments, see Note 10, “Fair Value Measurements” of Notes to Consolidated Financial Statements.

Derivative Instruments: The Company uses derivative financial instruments from time to time to modify its exposure to market risks from changes in interest rates. The Company may designate derivative instruments as cash flow hedges or fair value hedges, as appropriate. The Company records all derivative instruments at fair value on a gross basis. For those derivative instruments designated as cash flow hedges that qualify for hedge accounting, gains or losses on the effective portion of derivative instruments are initially recorded in accumulated other comprehensive loss on the accompanying Consolidated Balance Sheets and reclassified to the same account on the accompanying Consolidated Statements of Operations in which the hedged item is recognized on the accompanying Consolidated Statements of Operations.

For more information on derivative instruments, see Note 9, “Derivative Instruments” of Notes to Consolidated Financial Statements.

Major customers and suppliers: One of our distributors accounted for more than 10% of our total net revenues for the year ended December 31, 2020. Our Networks are provided to distributors pursuant to affiliation agreements with varying terms.

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

In March 2020, the FASB issued ASU 2020-04-Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020, and can be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. We are currently evaluating the impact, if any, that the updated accounting guidance will have on our Consolidated Financial Statements.

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

Note 2. Revenue Recognition

The following is a description of principal activities from which we generate our revenue:

Affiliate revenue: We enter into arrangements with multi-channel video distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) to provide a continuous feed of our programming generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific affiliate revenue we earn varies from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s paying subscribers who subscribe to our Networks. Changes in affiliate revenue are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to us generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically received within sixty days of the remittance.

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

Other revenue: Other revenue is derived primarily through the licensing of content to third parties. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content.

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Year ended
	December 31,
Revenues by type	2020	2019
Affiliate revenue	$77,284	$83,256
Advertising revenue	68,942	60,323
Other revenue	4,958	5,808
Total revenue	$151,184	$149,387

Note 3. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

●	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and closed captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Consolidated Statements of Operations. Total expenses incurred were $2.6 million for each of the years ended December 31, 2020 and 2019. Amounts due to MVS pursuant to the agreements noted above amounted to $0.6 million and $0.7 million as of December 31, 2020 and 2019, respectively.

●	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that operates a subscription satellite television service throughout Mexico and distributes Cinelatino as part of its service. Total revenues recognized were $1.1 million and $1.9 million for the years ended December 31, 2020 and 2019, respectively. Amounts due from Dish Mexico amounted to $0.3 million as of December 31, 2020 and 2019.
●	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.9 million and $1.0 million for the years ended December 31, 2020 and 2019, respectively. Amounts due from MVS pursuant to the agreements noted above amounted to $0.4 million and $0.7 million as of December 31, 2020 and 2019, respectively.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and amounted to $0.5 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. No amounts were due to this related party as of December 31, 2020 and 2019.

For the year ended December 31, 2020, the Company received $3.3 million from Searchlight Capital Partners LLC (“Searchlight”), two principals of which are directors of the Company, as reimbursement of expenses incurred in connection with the pursuit of a strategic transaction during the year. The reimbursement was recorded in gain from insurance proceeds and other, net in the accompanying Consolidated Statements of Operations.

Note 4. Property and Equipment

Property and equipment at December 31, 2020 and 2019 consists of the following (amounts in thousands):

	2020	2019
Land and improvements	$8,724	$8,724
Building	11,325	11,530
Equipment	35,637	38,318
Towers	1,257	1,536
	56,943	60,108
Less: accumulated depreciation	(28,726)	(28,241)
	28,217	31,867
Equipment installations in progress	3,581	2,452
Total property and equipment, net	$31,798	$34,319

Depreciation expense was $4.7 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively.

For the years ended December 31, 2020 and 2019, we purchased equipment required as a result of the FCC mandated spectrum repack of $0.9 million and $0.7 million, respectively, for which we received proceeds of $1.2 million and $1.7 million, respectively.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following at December 31, 2020 and 2019 (amounts in thousands):

	December 31,
	2020	2019
Broadcast license	$41,356	$41,356
Goodwill	165,597	167,322
Other intangibles	24,761	32,587
Total intangible assets	$231,714	$241,265

As part of the Company’s annual goodwill impairment analysis, we determined the fair value of goodwill utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market based approach employing comparable sales analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company and prevailing values in the broadcast and cable markets as well as the extent of the economic downturn related to the COVID-19 pandemic and the expected timing of recovery. The result of our annual impairment test indicated that the carrying amount of the Snap reporting unit exceeded the fair value primarily due to the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, and the expected growth of the business. As a result, for the year ended December 31, 2020, we recorded a goodwill impairment charge of $1.7 million, which was presented as impairment of goodwill and intangibles in our accompanying Consolidated Statements of Operations. The Company determined that the goodwill impairment was an indicator of impairment under ASC 360. As result, the Company performed a recoverability test for the other finite lived intangible assets of Snap to determine whether an impairment loss should be measured. The undiscounted cash flows in the recoverability test of Snap’s other finite lived intangible assets was less than the carrying value. As a result, for the year ended December 31, 2020, we calculated the fair value of the other finite lived intangible assets using a discounted cash flow model and recorded an impairment charge of $1.1 million to the customer relationships intangible asset, which was presented as impairment of goodwill and intangibles in our accompanying Consolidated Statements of Operations. No impairment charges were recorded for the year ended December 31, 2019.

A summary of changes in the Company’s broadcast licenses, goodwill and other indefinite lived intangible assets, on a net basis, for the years ended December 31, 2020 and 2019, is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2019	Additions	Impairment	December 31, 2020
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	167,322	—	(1,725)	165,597
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$225,364	$—	$(1,725)	$223,639

	Net Balance at			Net Balance at
	December 31, 2018	Additions (a)	Impairment	December 31, 2019
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	169,994	(2,672)	—	167,322
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$228,036	$(2,672)	$—	$225,364

(a)As a result of a measurement period adjustment related to the acquisition of Snap.

A summary of the changes in the Company’s finite lived intangible assets for the years ended December 31, 2020 and 2019 is as follows (amounts in thousands):

	Net Balance at				Net Balance at
	December 31, 2019	Additions	Impairment	Amortization	December 31, 2020
Affiliate and customer relationships	$14,352	$—	$(1,059)	$(5,989)	$7,304
Advertiser relationships	138	—	—	(138)	—
Non-compete agreement	826	—	—	(497)	329
Programming contracts	517	—	—	(90)	427
Other intangibles	68	—	—	(53)	15
Total finite-lived intangibles	$15,901	$—	$(1,059)	$(6,767)	$8,075

	Net Balance at				Net Balance at
	December 31, 2018	Additions	Impairment	Amortization	December 31, 2019
Affiliate and customer relationships	$20,273	$1,668	$—	$(7,589)	$14,352
Advertiser relationships	690	—	—	(552)	138
Non-compete agreement	686	1,078	—	(938)	826
Programming contracts	607	—	—	(90)	517
Other intangibles	144	—	—	(76)	68
Total finite-lived intangibles	$22,400	$2,746	$—	$(9,245)	$15,901

The aggregate amortization expense of the Company’s amortizable intangible assets was $6.8 million and $9.2 million for the years ended December 31, 2020 and 2019, respectively. The weighted average remaining amortization period is 1.5 years at December 31, 2020. Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2021	$6,210
2022	1,550
2023	112
2024	112
2025 and thereafter	91
$8,075

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

On November 3, 2016, we acquired a 25% interest in Pantaya, a newly formed joint venture with Lionsgate, to launch a Spanish-language OTT movie service. The service launched on August 1, 2017. The investment is deemed a variable interest entity (“VIE”) that is accounted for under the equity method. As of December 31, 2020, we have funded $10 million in capital contributions to Pantaya, which equals our funding obligation. We record the income or loss on investment on a one quarter lag. As of March 31, 2019, our applicable pro rata share of the inception-to-date losses exceeded our contractual funding commitment of $10 million. As such, our cumulative share of the losses is limited to $10 million and no additional losses were recorded following the three months ended March 31, 2019. For the years ended December 31, 2020 and 2019, we recorded $0 million and $0.3 million, respectively in loss on equity method investments in the accompanying Consolidated Statements of Operations. The net balance recorded in equity method investment related to Pantaya was $0 at December 31, 2020. As of December 31, 2019, we were committed to provide future capital contributions to Pantaya. Accordingly, we presented the net balance recorded for our share of Pantaya’s losses in excess of the amount funded into Pantaya as a liability in the amount of $1.5 million in the accompanying Consolidated Balance Sheet as of December 31, 2019. During the year ended December 31, 2020, we satisfied our capital contribution obligation to Pantaya, and as a result, the balance recorded for our share of Pantaya’s losses in excess of the amount funded was $0, and accordingly, there was no liability presented in the accompanying Consolidated Balance Sheet as of December 31, 2020. At December 31, 2020 and 2019, we had a receivable balance of $3.8 million and $3.9 million, respectively, which is included in accounts receivable and other assets in the accompanying Consolidated Balance Sheets.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of December 31, 2020, we have funded $119.5 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For years ended December 31, 2020 and 2019, we recorded $22.1 million and $30.2 million in loss on equity method investment in the accompanying Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments related to the Canal 1 joint venture was $29.9 million and $44.2 million at December 31, 2020 and 2019, respectively, and is included in equity method investments in the accompanying Consolidated Balance Sheets. At December 31, 2020 and 2019, we had a receivable balance of $2.6 million and $2.0 million, respectively, which is included in other assets in the accompanying Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. This write-off was recorded in impairment of equity method investment in the accompanying Consolidated Statements of Operations. Due to the above mentioned write-off of the investment carrying value, we did not record any share of the loss from the investment for the year ended December 31, 2020. For the year ended December 31, 2019, we recorded $0.5 million in gain on equity method investment in the accompanying Consolidated Statements of Operations. The net balance recorded in equity method investments was $0 million and $5.5 million at December 31, 2020 and 2019, respectively, and is included in the accompanying Consolidated Balance Sheets. For more information, see Note 10, "Fair Value Measurements" of Notes to Consolidated Financial Statements.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (we own 75% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of December 31, 2020, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For the years ended December 31, 2020 and 2019, we have recorded $0.2 million and $0.3 million, respectively, in loss on equity method investments in the accompanying Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.1 million and $0.0 million at December 31, 2020 and 2019, respectively, and is included in equity method investments in the accompanying Consolidated Balance Sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments as of and for the twelve months ended September 30, 2020 are included below (amounts in thousands):

Equity
Investees
Current assets	$61,690
Non-current assets	24,272
Current liabilities	53,523
Non-current liabilities	27,939
Net revenue	50,354
Operating loss	(28,510)
Net loss	$(52,006)

Note 7. Income Taxes

For the years ended December 31, 2020 and 2019, Income before provision for income taxes, includes the following components (amounts in thousands):

	2020	2019
Domestic income	$8,112	$21,695
Foreign loss	(1,258)	(13,080)
Income before provision for income taxes	$6,854	$8,615

For the years ended December 31, 2020 and 2019, income tax expense is comprised of the following (amounts in thousands):

	2020	2019
Current income tax expense	$7,405	$8,493
Deferred income tax	1,587	3,593
Income tax expense	$8,992	$12,086

Current tax expense for the years ended December 31, 2020 and 2019, includes foreign withholding tax of $1.3 million and $1.4 million, respectively.

For the years ended December 31, 2020 and 2019, the reconciliation of income tax expense computed at the U.S. federal statutory rates to income tax expense is (amounts in thousands):

	2020	2019
Income tax expense at federal statutory rate-US Only	$1,439	$1,810
Income tax expense at federal statutory rate-Foreign Only	4,402	3,637
Permanent items	1,325	184
Return to provision true-ups -Current/Deferred	(2,042)	301
Foreign rate differential	(1,117)	(2,284)
Foreign tax credits	(5,693)	(5,501)
Foreign valuation allowance	4,615	10,007
Change in FTC valuation allowance	543	3,785
Revaluation of Puerto Rico deferred taxes	84	(1,361)
Foreign withholding taxes	1,283	1,449
Deferred foreign tax credit offset	29	(421)
State taxes and state rate change	2,073	480
Foreign rate tax change	2,051	—
Income tax expense	$8,992	$12,086

The effective tax rate for the years ended December 31, 2020 and 2019, excluding our share of the operating results from our equity investment in Canal 1 and return to provision adjustments, was 31% and 30%, respectively.

The 2017 Tax Cuts and Jobs Act (“Jobs Act”) was enacted on December 22, 2017. The Jobs Act revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood or our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance. Additionally, the Company evaluated the potential interest limitation established under the tax act and determined that no limitation would affect the 2020 provision for income taxes.

For the year ended December 31, 2020, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate, are the continued impact of the Tax Act, which impacted the valuation allowance on foreign tax credits, limitations on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, the tax impact of state filings and filings in Puerto Rico related to prior years. The Company has evaluated the impact related the state filings and tax incentives in Puerto Rico which resulted in a net tax beneficial position. The impact of the Company’s state filings related to prior years is a net tax payable of $1.0 million. The impact of the tax incentives in Puerto Rico is a net refund benefit of $3.0 million related to Puerto Rico tax returns in prior years. During 2020, the Company accounted for the reduction in the Colombia tax rate related to its deferred tax assets. However, as these deferred tax assets have a full valuation allowance there was no effect on the provision expense.

For the year ended December 31, 2019, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate, are the continued impact of the Tax Act that reduced the federal tax rate to 21%, resulting in a valuation allowance on foreign tax credit carryforwards generated in 2019 of $3.8 million and the loss on the Company’s equity investment in Canal 1, which created a deferred tax asset, requiring an additional $10 million valuation allowance. In 2019, the Company qualified for Puerto Rico tax incentive in connection with local programming, and as a result, the company revalued certain deferred tax assets and liabilities, resulting in a net reduction of deferred tax liabilities of $1.4 million. Additionally, the increase in deferred tax liabilities in Puerto Rico increased the offsetting deferred tax asset in the U.S.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing its income tax returns in accordance with tax regulations and the net tax effects of operating loss and tax credits carried forward. Net deferred tax liabilities consist of the following components as of December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Deferred tax assets:
Allowances for doubtful accounts	$1,078	$776
Deferred branch tax benefit	11,645	11,813
Deferred revenue	114	109
NOL credit and other carryovers	290	274
Fixed assets	140	94
Accrued expenses	1,353	1,455
Foreign tax credit	19,040	18,497
Stock compensation	3,594	3,634
Pension	449	360
Interest rate swap	510	178
Intangibles	1,335	1,354
Equity method losses	26,996	21,976
Other deferred tax assets	4	38
Less: Foreign income valuation allowance	(27,186)	(22,570)
Less: Foreign tax credit valuation allowance	(19,040)	(18,497)
Total deferred tax assets	20,322	19,491
Deferred tax liabilities:
Prepaid expenses	(535)	(504)
Intangibles	(15,506)	(15,496)
Property and equipment	(7,992)	(8,225)
Amortization expense	(15,595)	(13,389)
Total deferred tax liabilities	(39,628)	(37,614)
	$(19,306)	$(18,123)

The deferred tax amounts mentioned above have been classified on the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019 as follows (amounts in thousands):

	2020	2019
Non-current assets	$—	$1,208
Non-current liabilities	$19,306	$19,331

At December 31, 2020 and 2019, the Company has foreign tax credit carryforwards for U.S. federal purposes and foreign minimum credits totaling $19.0 million and $18.5 million, respectively, which expire during the years 2021 through 2030. In addition, the impact of foreign tax credits and related valuation allowance had an impact on the tax rate. These tax credits were generated on revenues earned by our networks in Puerto Rico, and Latin America. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. As the Jobs Act significantly reduced the U.S. tax rate to 21%, the Company anticipates generating excess foreign tax credits and would not be able to use its historic foreign tax credits before they expire. As a result, in 2020 and in 2019, the Company recorded a valuation allowance against our foreign tax credits of $19.0 million and $18.5 million, respectively. In addition, the Canal 1 operations incurred losses in 2020 and 2019, and the Company concluded that it is more likely than not to use the created deferred tax assets and recorded a valuation allowance of $27.2 million and $22.6 million against the balance at December 31, 2020 and 2019, respectively. The Company has foreign net operating losses carryforwards related to its Canal 1 investment totaling $0.9 million and $0.8 million, at December 31, 2020 and 2019, respectively, which expire beginning in 2030.

Upon audit, taxing authorities may prohibit the realization of all or part of an uncertain tax position. The Company regularly assesses the outcome of potential examinations in each of the tax jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2020, the Company recorded a gross uncertain tax position reserve of $0.1 million related to state tax filings. As of December 31, 2019, the Company did not have any uncertain tax position reserves.

Note 8. Long-Term Debt

Long-term debt as of December 31, 2020 and 2019 consists of the following (amounts in thousands):

	December 31, 2020	December 31, 2019
Senior Notes due February 2024	$202,990	$204,540
Less: Current portion	2,134	2,134
	$200,856	$202,406

On February 14, 2017 (the “Closing Date”), the Borrowers amended the Term Loan Facility (the “Second Amended Term Loan Facility”). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, which matures on February 14, 2024. The Second Amended Term Loan Facility bears interest at the Borrowers’ option of either (i) London Inter-bank Offered Rate ("LIBOR") plus a margin of 3.50% or (ii) an Alternate Base Rate (“ABR”) plus a margin of 2.50%. The Second Amended Term Loan Facility, among other terms, provides for an uncommitted incremental loan option (the “Incremental Facility”) allowing for increases for borrowings under the Second Amended Term Loan Facility and borrowing of new tranches of term loans, up to an aggregate principal amount equal to (i) $65.0 million plus (ii) an additional amount (the “Incremental Facility Increase”) provided, that after giving effect to such Incremental Facility Increase (as well as any other additional term loans), on a pro forma basis, the First Lien Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 4.00:1.00 and the Total Net Leverage Ratio (as defined in the Second Amended Term Loan Facility) for the most recent four consecutive fiscal quarters does not exceed 6.00:1.00. The First Lien Net Leverage Ratio and the Total Net Leverage Ratio each cap the cash netted against debt up to a maximum amount of $60.0 million. Additionally, the Second Amended Term Loan Facility also provides for an uncommitted incremental revolving loan option (the “Incremental Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million, which will be secured on a pari passu basis by the collateral securing the Second Amended Term Loan Facility.

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

In addition, pursuant to the terms of the Second Amended Term Loan Facility, within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our net leverage ratio was 2.3x at December 31, 2020, resulting in an excess cash flow percentage of 0% and therefore, no excess cash flow payment will be due in March 2021.

As of December 31, 2020, the original issue discount balance was $1.0 million, net of accumulated amortization of $2.5 million and was recorded as a reduction to the principal amount of the Second Amended Term Loan Facility outstanding as presented on the accompanying Consolidated Balance Sheet and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility. In accordance with ASU 2015-15 Interest —Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.8 million, net of accumulated amortization of $2.5 million, are presented as a reduction to the Second Amended Term Loan Facility outstanding at December 31, 2020 as presented on the accompanying Consolidated Balance Sheet, and will be amortized as a component of interest expense over the term of the Second Amended Term Loan Facility.

The carrying value of the long-term debt approximates fair value as of December 31, 2020 and 2019, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of December 31, 2020 (amounts in thousands):

Year Ending December 31,	Amount
2021	$2,134
2022	2,134
2023	2,134
2024	198,411
$204,813

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

The change in the fair value of the interest rate swap agreements for the years ended December 31, 2020 and 2019, resulted in unrealized losses of $1.4 million and $2.4 million, respectively, and was included in AOCI net of taxes. The Company paid $1.3 million of net interest on the settlement of the interest rate swap agreements for the year ended December 31, 2020 and the Company received $0.4 million of net interest on the settlement of the interest rate swap agreements for the year ended December 31, 2019. As of December 31, 2020, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the years ended December 31, 2020 and 2019, respectively.

The aggregate fair value of the interest rate swaps was $2.2 million and $0.8 million as of December 31, 2020 and 2019, respectively, and was recorded in other long-term liabilities on the accompanying Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019 (amounts in thousands):

		Estimated Fair Value
		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$2,231	—	$2,231

		Estimated Fair Value
		December 31, 2019
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$804	—	$804

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill and intangible assets, and equity method investments. As of March 31, 2020, the Company measured its equity method investment in REMEZCLA and recorded an other-than-temporary non-cash impairment charge using Level 3 inputs. Fair value was estimated using a market approach that reflected estimated revenue multiples, adjusted for liquidity and going-concern uncertainty. As of December 31, 2020, the Company determined that the carrying value of the Snap reporting unit and other finite lived intangibles, identified in connection with the acquisition of Snap, exceeded their respective fair values, resulting in an impairment charge totaling $2.8 million. There were no other changes to the fair value of non-financial assets and liabilities measured on a nonrecurring basis.

For more information on REMEZCLA, see Note 6, "Equity Method Investments" of Notes to Consolidated Financial Statements.

For more information on Goodwill and intangible assets, see Note 5, "Goodwill and Intangible Assets" of Notes to Consolidated Financial Statements.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 11. Stockholders’ Equity

Capitalization

Capital Stock

As of December 31, 2020, the Company had 20,246,610 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On November 18, 2020, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. The expiration date for the repurchase plan is November 19, 2021. For the year ended December 31, 2020, the Company repurchased 33,082 shares of Class A common stock under the repurchase program for an aggregate purchase price of $0.4 million and the repurchased shares were recorded as treasury stock on the accompanying Consolidated Balance Sheets.

Voting

Class B common stock votes on a 10 to 1 basis with the Class A common stock, which means that each share of Class B common stock will have 10 votes and each share of Class A common stock will have 1 vote. The Class B common stock shall be convertible in whole or in part at any time at the option of the holder or holders thereof, into an equal number of Class A common stock.

Equity Incentive Plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At December 31, 2020, 1.1 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company's event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company’s annual shareholder meeting.

Stock-Based Compensation

Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense was $5.3 million and $4.8 million for the years ended December 31, 2020 and 2019, respectively. At December 31, 2020, there was $2.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. At December 31, 2020, there was $3.5 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 1.4 years.

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

	Year Ended	Year Ended
Black-Scholes Option Valuation Assumptions	December 31, 2020	December 31, 2019
Risk-free interest rate	0.42% - 0.50%	1.6%
Dividend yield	—	—
Volatility	44.2% - 46.1%	40.3%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the years ended December 31, 2020 and 2019 (shares and intrinsic values in thousands):

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average exercise	contractual	intrinsic
	shares	price	term	value
Outstanding at December 31, 2018	2,910	$11.62	5.6	$2,806
Granted	1,025	12.06	6.0	—
Exercised	(60)	11.63	—	—
Forfeited	—	—	—	—
Expired	(20)	13.64	—	—
Outstanding at December 31, 2019	3,855	$11.72	6.1	$12,101
Granted	80	10.05	6.0	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2020	3,935	$11.69	5.1	$291
Vested at December 31, 2020	3,140	$11.64	4.2	$264
Exercisable at December 31, 2020	3,140	$11.64	4.2	$264

The weighted average grant date fair value of options granted for the years ended December 31, 2020 and 2019 was $4.01 and $4.93, respectively.

Restricted Stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model. The following table summarizes restricted share activity for the years ended December 31, 2020 and 2019 (shares in thousands):

	Number of	Weighted-average
	shares	grant date fair value
Outstanding at December 31, 2018	370	$9.86
Granted	581	12.37
Vested	(352)	9.78
Forfeited	(7)	14.55
Outstanding at December 31, 2019	592	$12.32
Granted	163	9.59
Vested	(256)	12.65
Forfeited	—	—
Outstanding at December 31, 2020	499	$11.26

Note 12. Contingencies

The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 13. Leases

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases under ASC 842, which was adopted by the Company on January 1, 2019. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Lease cost is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. Total lease cost was $0.8 million and $0.9 million for the years ended December 31, 2020 and 2019, respectively. Leases with a term of one year or less are classified as short-term and are not recognized in the statement of financial position.

A summary of the classification of operating leases on our accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019 (amounts in thousands):

		December 31,	December 31,
		2020	2019
Operating lease right-of-use assets		$1,820	$1,833
Operating lease liability, current	(Other accrued expenses)	609	538
Operating lease liability, non-current	(Other long-term liabilities)	$1,400	$1,574

Components of lease cost reflected in our accompanying Consolidated Statements of Operations for the year ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$656	$656
Short-term lease cost	105	223
Total lease cost	$761	$879

A summary of weighted-average remaining lease term and weighted-average discount rate as of December 31, 2020:

Weighted-average remaining lease term	3.7	years
Weighted average discount rate	6.3%

Supplemental cash flow and other non-cash information for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019
Operating cash flows from operating leases	$677	$719
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	541	393

Future annual minimum lease commitments as of December 31, 2020 were as follows (amounts in thousands):

December 31, 2020
2021	$718
2022	614
2023	494
2024	226
2025	201
Total minimum payments	$2,253
Less: amount representing interest	(244)
Lease liability	$2,009

Note 14. Commitments

The Company has other commitments in addition to the various operating leases included in Note 13, “Leases” of Notes to Consolidated Financial Statements, primarily programming.

Future minimum payments under these other commitments as of December 31, 2020, are as follows (amounts in thousands):

Amounts
2021	$10,027
2022	2,848
2023	568
2024	274
2025	25
Total minimum payments	$13,742

Note 15. Retirement Plans

WAPA, a wholly owned subsidiary of the Company, makes contributions to the Televicentro de Puerto Rico Special Retirement Benefits (the “Retirement Plan”). The Retirement Plan is available to all union employees after completing three (3) months of service. Eligible employees, those meeting active service minimums and minimum age requirements, are eligible to receive a one-time lump sum payment at retirement, of two (2) weeks per year of service capped at a maximum payment of forty-five (45) weeks. The number of retirees is capped at five (5) per year. There are 149 participants in the Retirement Plan. Following is the plan’s projected benefit obligation at December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Projected benefit obligation:
Balance, beginning of the year	$2,637	$2,362
Service cost	116	88
Interest cost	76	90
Actuarial loss	422	291
Benefits paid to participants	(162)	(194)
Balance, end of year	$3,089	$2,637

At December 31, 2020 and 2019, the funded status of the plan was as follows (amounts in thousands):

	2020	2019
Excess of benefit obligation over the value of plan assets	$(3,089)	$(2,637)
Unrecognized net actuarial loss	957	575
Unrecognized prior service cost	20	28
Accrued benefit cost	$(2,112)	$(2,034)

The plan is unfunded. As such, the Company is not required to make annual contributions to the plan.

At December 31, 2020 and 2019, the amounts recognized in the accompanying Consolidated Balance Sheets were classified as follows (amounts in thousands):

	2020	2019
Accrued benefit cost	$(3,089)	$(2,637)
Accumulated other comprehensive loss	977	603
Net amount recognized	$(2,112)	$(2,034)

Amounts recorded in accumulated other comprehensive loss are reported net of tax.

The benefits expected to be paid in each of the next five years and thereafter are as follows (amounts in thousands):

December 31, 2020
2021	$260
2022	231
2023	156
2024	130
2025	145
2026 through 2030	897
$1,819

At December 31, 2020 and 2019, the following weighted-average rates were used:

	2020			2019
Discount rate on the benefit obligation			2.00%			2.84%
Rate of employee compensation increase(a)	1.75%	-	2.5%	1.75%	-	2.50%
(a)	Rate of employee compensation increase is 1.75% per year through 2021, and 2.5% per year thereafter.

Pension expense for the years ended December 31, 2020 and 2019, consists of the following (amounts in thousands):

	2020	2019
Service cost	$116	$88
Interest cost	76	90
Expected return on plan assets	—	—
Recognized actuarial loss (gain)	—	—
Amortization of prior service cost	8	8
Net loss amortization	40	6
	$240	$192

WAPA also makes contributions to a multiemployer pension plan (the “Plan”) with a plan year end of December 31, that provides defined benefits to certain employees covered by the main CBA. Our main CBA expires on May 31, 2022 and covers all of our unionized employees except for two employees covered by the other CBA which expired on June 27, 2019 and we continue to operate under the terms of the expired CBA while we continue to engage in active and good faith negotiations on its renewal.

The risks in participating in such a plan are different from the risks of single-employer plans, in the following respects:

●	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of any other participating employer.
●	If a participating employer ceases to contribute to a multiemployer plan, the unfunded obligation of the plan allocable to such withdrawing employer may be borne by the remaining participating employers.

If WAPA completely or partially withdrew from the Plan, it would be obligated to pay complete or partial withdrawal liability. Under the statutory requirements applicable to withdrawal liability with respect to a multiemployer pension plan, in the event of a complete withdrawal from the Plan, WAPA would be obligated to make withdrawal liability payments to fund its proportionate share of the Plan’s UVB’s. WAPA’s payment amount for a given year would be determined based on its highest contribution rate (as limited by MPRA) and its highest average contribution hours over a period of three consecutive plan years out of the ten-year period preceding the date of withdrawal. To the extent that the prescribed payment amount was not sufficient to discharge WAPA’s share of the Plan’s UVBs, WAPA’s payment obligation would nevertheless end after 20 years of payments (absent a withdrawal that is part of a mass withdrawal, in which case the annual payments would continue indefinitely or until WAPA paid its share of the Plan’s UVBs at the time of withdrawal).

WAPA has received Annual Funding Notices, Report of Summary Plan Information, Critical Status Notices (“Notices”) and the below-noted Rehabilitation Plan, as defined by the Pension Protection Act of 2006 (“PPA”), from the Plan. The Notices indicate that the Plan actuary has certified that the Plan is in critical and declining status, the “Red Zone”, as defined by the PPA and MPRA, due to the projected insolvency of the Plan within the next 19 years. A plan of rehabilitation (“Rehabilitation Plan”) was adopted by the Trustees of the Plan (“Trustees”) on May 1, 2010 and then updated on November 17, 2015. On May 29, 2010, the Trustees sent WAPA a Notice of Reduction and Adjustment of Benefits Due to Critical Status explaining all changes adopted under the Rehabilitation Plan, including the reduction or elimination of benefits referred to as “adjustable benefits.” In connection with the adoption of the Rehabilitation Plan, most of the Plan participating unions and contributing employers (including the Newspaper Guild International and WAPA), agreed to one of the “schedules” of changes as set forth under the Rehabilitation Plan. In 2015, the Plan’s Trustee’s reviewed the Rehabilitation Plan and the financial projections under the Plan and determined that it was not prudent to continue benefit accruals under the current Plan and that implementation of an updated plan with a new benefit design would be in the best interest of the Plan’s participants.

On July 1, 2017, WAPA executed an updated MOA pursuant to which it agreed to remain a contributing employer to the Plan through May 31, 2022 and to make contributions to the Plan at a fixed rate of $18.03 per week for each WAPA covered employee during such period (i.e., its contributions per employee will not increase during the term of its CBA or through any period during which a new CBA is entered into, if any).

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

Pursuant to the last available notice (for the Plan year ended December 31, 2019), WAPA’s contributions to the Plan exceeded 5% of total contributions made to the Plan.

Further information about the Plan is presented in the table below (amounts in thousands):

							Expiration
							Date of
		Pension Protection	Funding Improvement	WAPA’s			Collective
		Act Zone Status	Plan/Rehabilitation Plan	Contribution		Surcharge	Bargaining
Pension Fund	EIN	2019	Status	2020	2019	Imposed	Agreements
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$141	$158	No	June 27, 2019
							May 31, 2022