Form 10-Q
period 2021-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2021-05-10
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

☐

Class of Stock	Shares Outstanding as of May 5, 2021
Class A common stock, par value $0.0001 per share	20,407,673 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2021

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “ASG Latin” refers to ASG Latin, LLC, a Delaware limited liability company, a joint venture among Pantelion 2.0, LLC, a subsidiary of Pantaya, and ASG Music Group, LLC; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “Holdings” refers to “Hemisphere Media Holdings, LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of Hemisphere; “HMTV Cable” refers to HMTV Cable, Inc., a Delaware corporation, the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV; “HMTV Distribution” refers to HMTV Distribution, LLC, a Delaware limited liability company, the parent company of Snap Media; “HMTV DTC” refers to HMTV DTC, LLC, a Delaware limited liability company, the parent company of Pantaya; “MarVista” refers to Mar Vista Entertainment, LLC, a Delaware limited liability company; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company and its consolidated subsidiaries; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its consolidated subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017; “Third Amended Term Loan Facility” refers to our Term Loan Facility amended on March 31, 2021 as set forth on Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA Holdings” refers to WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC), a Delaware limited liability company, the parent company of WAPA and WAPA America; and “WAPA..TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

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

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. In addition to the risk factors described in “Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q, those factors include:

●	the deterioration of general economic conditions, political instability, social unrest, and public health crises, such as the occurrence of a global pandemic like COVID-19, including measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties, recent increases in, and any additional waves of, COVID-19 cases, new variants of the virus, and the availability and efficacy of a vaccine and treatments for the disease, either nationally or in the local markets in which we operate, including, without limitation, in the Commonwealth of Puerto Rico;
●	Puerto Rico’s uncertain political climate, as well as delays in the disbursement of earmarked federal funds on the local economy and advertising market;
●	the effects of extreme weather and climate events on our Business as well as our counterparties, customers, employees, third-party vendors and suppliers;
●	changes in technology, including changes in the distribution and viewing of television programming, including expanded deployment of personal video recorders, subscription and advertising video on-demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;
●	the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to businesses that we acquire;
●	the potential for viewership of our Networks’ programming to decline or unexpected reductions in the number of subscribers to our Networks;
●	the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;
●	the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;
●	the risk that we may become responsible for certain liabilities of the businesses that we acquire, including our recent acquisition of Pantaya, or joint ventures we enter into;
●	future financial performance, including our ability to obtain additional financing in the future on favorable terms;
●	the failure of our Business to produce projected revenues or cash flows;
●	reduced access to capital markets or significant increases in borrowing costs;
●	our ability to successfully manage relationships with customers and Distributors and other important third parties;
●	continued consolidation of Distributors in the marketplace;
●	a failure to secure affiliate agreements or the renewal of such agreements on less favorable terms;

●	disagreements with our Distributors over contract interpretation;
●	our success in acquiring, investing in and integrating businesses;
●	the outcome of any pending or threatened litigation;
●	the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;
●	strikes or other union job actions that affect our operations, including, without limitation, failure to renew our collective bargaining agreements on mutually favorable terms;
●	the failure or destruction of satellites or transmitter facilities that we depend upon to distribute our Networks;
●	uncertainties inherent in the development of new business lines and business strategies;
●	changes in pricing and availability of products and services;
●	uncertainties regarding the financial results of equity method investees and changes in the nature of key strategic relationships with partners and Distributors;
●	changes in domestic and foreign laws or regulations under which we operate;
●	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;
●	the ability of suppliers and vendors to deliver products and services;
●	our ability to timely and fully recover proceeds under our insurance policies;
●	fluctuations in foreign currency exchange rates and political unrest and regulatory changes in the international markets in which we operate;
●	changes in the size of the U.S. Hispanic population, including the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America;
●	changes in, or failure or inability to comply with, government regulations including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; and
●	competitor responses to our products and services.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash	$194,388	$134,471
Accounts receivable, net of allowance for doubtful accounts of $928 and $919, respectively	32,909	35,955
Due from related parties	471	943
Programming rights	9,115	8,301
Prepaids and other current assets	9,655	9,298
Total current assets	246,538	188,968
Programming rights, net of current portion	12,414	13,430
Property and equipment, net	33,709	31,798
Operating lease right-of-use assets	1,683	1,820
Broadcast license	41,356	41,356
Goodwill	310,082	165,597
Other intangibles, net	54,017	24,761
Equity method investments	33,159	29,782
Other assets	10,049	4,333
Total Assets	$743,007	$501,845
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	5,824	2,350
Due to related parties	215	648
Accrued agency commissions	4,950	6,529
Accrued compensation and benefits	3,869	5,934
Accrued marketing	7,486	7,066
Other accrued expenses	28,193	8,137
Income taxes payable	2,864	2,233
Programming rights payable	20,516	7,626
Current portion of long-term debt	2,656	2,134
Payable for acquisition of Pantaya	123,605	—
Total current liabilities	200,178	42,657
Programming rights payable, net of current portion	2,414	776
Long-term debt, net of current portion	247,946	200,856
Deferred income taxes	19,410	19,306
Other long-term liabilities	3,339	3,932
Defined benefit pension obligation	2,877	2,832
Total Liabilities	476,164	270,359
Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at March 31, 2021 and December 31, 2020	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,712,338 and 25,457,709 shares issued at March 31, 2021 and December 31, 2020, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at March 31, 2021 and December 31, 2020	2	2
Additional paid-in capital	283,883	279,800
Class A treasury stock, at cost 5,934,443 and 5,710,416 at March 31, 2021 and December 31, 2020, respectively	(63,904)	(61,453)
Retained earnings	48,198	14,840
Accumulated other comprehensive loss	(1,843)	(2,187)
Total Hemisphere Media Group Stockholders’ Equity	266,339	231,005
Equity attributable to non-controlling interest	504	481
Total Stockholders' Equity	266,843	231,486
Total Liabilities and Stockholders' Equity	$743,007	$501,845

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net revenues	$37,577	$32,409
Operating Expenses:
Cost of revenues	11,779	10,967
Selling, general and administrative	11,391	11,233
Depreciation and amortization	2,665	3,131
Other expenses	6,728	3,021
Gain from FCC repack and other	(52)	(9)
Total operating expenses	32,511	28,343
Operating income	5,066	4,066
Other income (expense):
Interest expense and other, net	(2,358)	(2,786)
Gain (loss) on equity method investment activity	32,609	(7,019)
Impairment of equity method investment	—	(5,479)
Other expense, net	(668)	—
Total other income (expense)	29,583	(15,284)
Income (loss) before income taxes	34,649	(11,218)
Income tax (expense) benefit	(1,268)	1,675
Net income (loss)	33,381	(9,543)
Net (income) loss attributable to non-controlling interest	(23)	115
Net income (loss) attributable to Hemisphere Media Group, Inc.	$33,358	$(9,428)
Income (loss) per share attributable to Hemisphere Media Group, Inc.:
Basic	$0.85	$(0.24)
Diluted	$0.84	$(0.24)
Weighted average shares outstanding:
Basic	39,380	39,313
Diluted	39,756	39,313

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$33,381	$(9,543)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income taxes	344	(1,887)
Comprehensive income (loss)	33,725	(11,430)
Comprehensive (income) loss attributable to non-controlling interest	(23)	115
Comprehensive income (loss) attributable to Hemisphere Media Group	$33,702	$(11,315)

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2021

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at December 31, 2020	25,458	$3	19,720	$2	$279,800	$(61,453)	$14,840	$(2,187)	$481	$231,486
Net income	—	—	—	—	—	—	33,358	—	23	33,381
Vesting of restricted stock.	3	—	—	—	—	(10)	—	—	—	(10)
Repurchases of Class A Common Stock	—	—	—	—	—	(1,321)	—	—	—	(1,321)
Stock-based compensation	—	—	—	—	1,305	—	—	—	—	1,305
Issuance of Class A Common Stock	238	—	—	—	2,778	(1,077)	—	—	—	1,701
Exercise of stock options	13	—	—	—	(0)	(43)	—	—	—	(43)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	344		344
Balance at March 31, 2021	25,712	$3	19,720	$2	$283,883	$(63,904)	$48,198	$(1,843)	$504	$266,843

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

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2021	2020
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net income (loss)	$33,381	$(9,543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,665	3,131
Program amortization	3,688	3,311
Amortization of deferred financing costs and original issue discount	148	147
Stock-based compensation	1,305	1,280
Provision for bad debts	24	600
Gain from FCC repack and other	(52)	(9)
(Gain) loss on equity method investment activity	(32,609)	7,019
Amortization of operating lease right-of-use assets	120	115
Other non-cash acquisition charges	1,258	—
Impairment of equity method investment	—	5,479
Changes in assets and liabilities, net of effects from acquisition:
Decrease (increase) in:
Accounts receivable	5,679	(543)
Due from related parties, net	39	580
Programming rights	1,313	(3,657)
Prepaids and other assets	(4,091)	(1,593)
(Decrease) increase in:
Accounts payable	667	612
Other accrued expenses	3,799	1,060
Programming rights payable	(87)	2,267
Income taxes payable	631	—
Other liabilities	(100)	(75)
Net cash provided by operating activities	17,778	10,181
Cash Flows From Investing Activities:
Funding of equity method investments	(861)	(6,449)
Capital expenditures	(2,413)	(349)
Net cash of acquired business	984	—
FCC repack proceeds	52	9
Net cash used in investing activities	(2,238)	(6,789)
Cash Flows From Financing Activities:
Repayments of long-term debt	(534)	(534)
Purchases of common stock	(2,451)	—
Proceeds from incremental term loan	48,000	—
Payment of financing fees	(638)	—
Net cash provided by (used) in financing activities	44,377	(534)
Net increase in cash	59,917	2,858
Cash:
Beginning	134,471	92,151
Ending	$194,388	$95,009
Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,301	$2,767
Income taxes	$—	$2
Non-cash investing activity (acquisition related):
Payable for acquisition of Pantaya	$123,605	$—
Issuance of Class A Common Stock	$2,188	$—
Effective settlement of pre-existing receivables and payables, net	$1,709	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

Nature of business: The accompanying Condensed Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), HMTV Cable, Inc. (“HMTV Cable”), the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV, HMTV Distribution, LLC (“HMTV Distribution”), the parent of Snap Global, LLC, and its wholly owned subsidiaries (“Snap Media”), which we acquired a 75% interest on November 26, 2018, and HMTV DTC, LLC (“HMTV DTC”), the parent company of Pantaya, LLC, and its subsidiaries (“Pantaya”), including a joint venture, ASG Latin, LLC, which we acquired on March 31, 2021 (see below). Hemisphere was formed on January 16, 2013 for purposes of effecting its initial public offering, which was consummated on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Condensed Consolidated Financial Statements.

On March 31, 2021, the Company acquired the remaining seventy five percent (75%) equity interest in Pantaya (the “Pantaya Acquisition”), for a cash purchase price of $123.6 million. Prior to the transaction, Hemisphere owned 25% of Pantaya, and as a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements.

Basis of presentation:   The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three months ended March 31, 2021 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2021. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net income (loss) per common share:  Basic income (loss) per share is computed by dividing loss attributable to Hemisphere Media Group, Inc. common stockholders by the number of weighted-average outstanding shares of common stock. Diluted income (loss) per share reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted income (loss) per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator for income (loss) per common share calculation:
Net income (loss) attributable to Hemisphere Media Group, Inc.	$33,358	$(9,428)

Denominator for income (loss) per common share calculation:
Weighted-average common shares, basic	39,380	39,313
Effect of dilutive securities
Stock options and restricted stock	376	—
Weighted-average common shares, diluted	39,756	39,313

Income (loss) per share attributable to Hemisphere Media Group, Inc.
Basic	$0.85	$(0.24)
Diluted	$0.84	$(0.24)

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted income (loss) per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 2.5 million and 1.6 million shares of common stock for the three months ended March 31, 2021 and 2020, respectively, were excluded from the computation of diluted income (loss) per common share for this period because their effect would have been anti-dilutive. The net income (loss) per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from operations for the three months ended March 31, 2020, 0.5 million outstanding awards were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Risks and Uncertainties: In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of COVID-19 and the continuously evolving responses to combat it have had a negative impact on the global economy. Even during these unprecedented times, we have continued the production of news and entertainment programming, as our viewers rely on our Networks to keep them informed.

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company has experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations through March 31, 2021. While the Company’s advertising revenue improved in second half of 2020 and continued into the first quarter of 2021, the Company is unable to predict the impact that a significant change in circumstances including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic may have on our businesses in the future. The extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be predicted. These factors include the length and severity of the outbreak, the responses of private sector businesses and governments including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see “Item 1A-Risk Factors” included elsewhere in this Quarterly Report.

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

Use of estimates: In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three months ended March 31, 2021 and 2020. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recently adopted Accounting Standards: On January 1, 2021, we adopted Financial Accounting Standards Board (“the FASB”) ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The updated guidance simplifies the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The adoption of this ASU did not have an impact on our accompanying Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2021.

Accounting guidance not yet adopted: In March 2020, the FASB issued ASU 2020-04-Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020, and can be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. We are currently evaluating the impact, if any, that the updated accounting guidance will have on our accompanying Condensed Consolidated Financial Statements.

Note 2. Revenue Recognition

The following is a description of principal activities from which we generate our revenue:

Subscriber revenue: We enter into arrangements with multi-channel video distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) to provide a continuous feed of our programming generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific subscriber revenue we earn varies from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s paying subscribers who subscribe to our Networks. Changes in subscriber revenue are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to us generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically received within sixty days of the remittance.

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

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended March 31,
Revenues by type	2021	2020

Subscriber revenue	$19,949	$19,833
Advertising revenue	15,906	11,816
Other revenue	1,722	760
Total revenue	$37,577	$32,409

Note 3. Business Combination

On March 31, 2021, the Company acquired the remaining seventy five percent (75%) equity interest in Pantaya (the “Pantaya Acquisition”). Prior to the Pantaya Acquisition, the Company owned a twenty five percent (25%) equity interest in Pantaya, and as a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary. Pantaya is the leading U.S. Hispanic subscription streaming service offering the largest selection of current and classic, commercial free blockbusters and critically acclaimed movies and series from Latin America and the U.S. including original productions from Pantaya’s production arm, Pantelion, and titles from our library, as well as titles from third party providers such as Lionsgate and Grupo Televisa.

Total cash purchase price in connection with the Pantaya Acquisition is $123.6 million. Under the terms of the purchase agreement (“Securities Purchase Agreement”), control of Pantaya transferred to the Company on March 31, 2021 (“Acquisition Date”), with cash consideration transferred on April 1, 2021. Cash consideration was funded with a combination of cash on hand and an add-on to our Term Loan Facility. For more information, see Note 8, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements. Fees and expenses incurred in connection with the Pantaya Acquisition totaled $6.7 million, consisting primarily of professional fees and certain non-cash charges, which are included in other expenses in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.

Prior to the closing of the Pantaya Acquisition, the Company accounted for the existing 25% equity interest in Pantaya using the equity method, and the net book value was $0 as of March 31, 2021. The Company accounted for the acquisition of the remaining 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% ownership interest in Pantaya to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to its fair value resulting in the recognition of a non-cash gain of $30.1 million, which was included in gain (loss) on equity method investment activity in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. For more information, see Note 10, “Fair Value Measurements” of Notes to Condensed Consolidated Financial Statements.

The acquisition was accounted for as a business combination by applying the acquisition method of accounting pursuant to ASC Topic 805, “Business Combinations”. Due to the timing of the acquisition, the amounts recorded for assets acquired, liabilities assumed, total consideration, and our existing 25% equity interest in Pantaya reflects preliminary fair value estimates based on management analysis. The Company is in the process of measuring all of the preliminary fair values, and, until the valuation process is complete, there may be adjustments during the measurement period.

The following table summarizes the purchase price consideration in connection with the Pantaya Acquisition as of March 31, 2021 (amounts in thousands):

Total cash consideration(a)	$123,605
Class A common stock consideration(b)	2,188
Effective settlement of pre-existing receivables and payables, net(c)	1,709
Total consideration	127,502
Fair value of existing 25% equity interest	30,092
Total	$157,594
(a)Amount classified as payable for the acquisition of Pantaya on the accompanying Condensed Consolidated Balance Sheet at March 31, 2021, with payment having occurred on April 1, 2021.

(b)Calculated as 238,436 shares issued to certain employees, who held Pantaya stock-based compensation awards, multiplied by $11.65, which was the closing price of a share of the Company’s common stock on March 31, 2021, reduced by post-combination expense of approximately $0.6 million associated with the excess fair value over replacement awards.

(c)Effective settlement of pre-existing accounts receivable of $2.5 million for content licensed to Pantaya and programming rights payable of $0.8 million for content licensed from Pantaya prior to the Acquisition Date.

The following table summarizes the preliminary fair values of the assets acquired, liabilities assumed and resulting goodwill in the Pantaya Acquisition as of March 31, 2021 (amounts in thousands):

March 31, 2021
Cash	$984
Accounts receivable	5,203
Fixed assets	602
Finite-lived intangible assets – programming rights	30,817
Other assets	6,794
Accounts payable	(2,807)
Accrued expenses	(13,032)
Film obligations	(15,452)
Goodwill	144,485
Fair value of net assets acquired	$157,594

The preliminary fair value of the accounts receivable is based on the net realizable value and no amounts are believed to be uncollectible.

The preliminary fair value of the finite-lived intangible assets, which consists of programming rights, is $30.8 million. This finite-lived intangible asset will be amortized on a straight-line basis over the weighted-average useful life of 4.6 years. The Company has not yet finalized the estimated fair values of the net assets acquired.

Goodwill of $144.5 million represents Company-specific operational synergies and the future growth opportunities of Pantaya’s subscription streaming service. The goodwill associated with the transaction is expected to be deductible for tax purposes.

Supplemental Pro Forma Information (Unaudited)

The following table sets forth the unaudited supplemental pro forma results of operations assuming that the Pantaya Acquisition occurred on January 1, 2020:

	Three months ended March 31,
	2021	2020
Net revenue	$48,907	$43,114
Operating income (loss)	3,530	(7,964)

These unaudited supplemental pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the Pantaya Acquisition occurred on January 1, 2020, nor are they intended to represent or be indicative of future results of operations. The unaudited supplemental pro forma results of operations for all periods set forth above includes the combined historical operating results of Hemisphere and Pantaya, as adjusted by including the amortization of finite-lived intangible assets identified as a result of the Pantaya Acquisition of $1.7 million, and excluding all revenues and expenses from the business conducted between the Company and Pantaya. Results for the three months ended March 31, 2020, also includes non-recurring costs incurred in connection with the Pantaya Acquisition of $6.7 million, which have been excluded from the three months ended March 31, 2021.

The Pantaya Acquisition closed at the end of day on March 31, 2021, and therefore no net revenue or operating income of Pantaya is included in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2021.

Note 4. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

●	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and closed captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Total expenses incurred were $0.6 million for each of the three months ended March 31, 2021 and 2020. Amounts due to MVS pursuant to the agreement amounted to $0.2 million and $0.6 million at March 31, 2021 and December 31, 2020, respectively.

●	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that operates a subscription satellite television service throughout Mexico and distributes Cinelatino as part of its service. Total revenues recognized were $0.3 million for each of the three months ended March 31, 2021 and 2020. Amounts due from Dish Mexico amounted to $0.2 million and $0.3 million at March 31, 2021 and December 31, 2020, respectively.

●	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.2 million for each of the three months ended March 31, 2021 and 2020. Amounts due from MVS pursuant to this agreement amounted to $0.1 million and $0.4 million at March 31, 2021 and December 31, 2020, respectively.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.1 million for each of the three months ended March 31, 2021 and 2020. No amounts were due to this related party at March 31, 2021 and December 31, 2020.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31,	December 31,
	2021	2020
Broadcast license	$41,356	$41,356
Goodwill	310,082	165,597
Other intangibles	54,017	24,761
Total intangible assets	$405,455	$231,714

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the three months ended March 31, 2021 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2020	Additions	Impairment	March 31, 2021
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	165,597	144,485	—	310,082
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$223,639	$144,485	$—	$368,124

A summary of the changes in the Company’s other amortizable intangible assets for the three months ended March 31, 2021 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2020	Additions	Amortization	March 31, 2021
Affiliate and customer relationships	$7,304	$—	$(1,444)	$5,860
Non-compete agreement	329	—	(90)	239
Programming contracts	427	30,817	(22)	31,222
Other intangibles	15	—	(5)	10
Total finite-lived intangibles	$8,075	$30,817	$(1,561)	$37,331

The aggregate amortization expense of the Company's amortizable intangible assets was $1.6 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. The weighted average remaining amortization period is 4.0 years at March 31, 2021.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$9,649
2022	8,221
2023	6,783
2024	6,783
2025 and thereafter	5,895
Total	$37,331

Note 6. Equity Method Investments

The Company makes investments that support its underlying business strategy and enable it to enter new markets. The Company holds equity investments in Pantaya (until the closing of the Pantaya Acquisition), Canal 1, Snap JV and ASG Latin (effective as of the closing of the Pantaya Acquisition) (in each case, as defined and discussed below), which are variable interest entities (“VIEs”), for which the Company is not the primary beneficiary. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The activities of each VIE that most significantly impact the VIE’s economic performance are controlled by the VIE’s board of directors and the Company’s representation on the board of directors of each VIE is commensurate with its voting equity interest. As the Company does not hold a majority voting interest or disproportionate voting or other rights, it does not have the power to direct the activities that most significantly impact the economic performance of any of these VIEs.

On November 3, 2016, we acquired a 25% equity interest in Pantaya, a Spanish-language streaming service formed in partnership with Lionsgate. The service launched on August 1, 2017. Prior to the Pantaya Acquisition, the investment was deemed a variable interest entity (“VIE”) that was accounted for under the equity method. We recorded the income or loss on investment on a one quarter lag. As of March 31, 2019, our applicable pro rata share of the inception-to-date losses exceeded our contractual funding commitment of $10 million. As such, our cumulative share of the losses is limited to $10 million and no additional losses have been recorded following the three months ended March 31, 2019. As a result, we did not record any share of the loss from the investment for the three months ended March 31, 2021 and 2020. The net balance recorded in equity method investments related to the Pantaya joint venture was $0 at March 31, 2021 and December 31, 2020. At December 31, 2020, we had a receivable balance from Pantaya of $3.8 million, and is included in accounts receivable and other assets in the accompanying Condensed Consolidated Balance Sheets. The accounts receivable balance from Pantaya was $2.3 million immediately prior to the Acquisition Date, and this amount was effectively settled as a result of the Pantaya Acquisition. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya, upon which Pantaya became a wholly owned consolidated subsidiary of the Company. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of March 31, 2021, we have funded $120.4 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For the three months ended March 31, 2021 and 2020, we recorded $2.5 million in gain from equity method investment and $6.8 million in loss on equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments related to the Canal 1 joint venture was $33.2 million and $29.9 million at March 31, 2021 and December 31, 2020, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. At March 31, 2021 and December 31, 2020, we had a receivable balance from Canal 1 of $2.6 million, and is included in other assets in the accompanying Condensed Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired and recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. The write-off was recorded in impairment of equity method investment in the Condensed Consolidated Statements of Operations. Due to the above mentioned write-off of the investment carrying value, we did not record any share of the loss from the investment for the three months ended March 31, 2021 and 2020. The net balance recorded in equity method investments related to REMEZCLA was $0 million at March 31, 2021 and December 31, 2020, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (we own 75% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of March 31, 2021, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For the three months ended March 31, 2021 and 2020, we recorded $0 million and $0.2 million, respectively, in loss on equity method investment in the accompanying Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.1 million at March 31, 2021 and December 31, 2020, and is included in the accompanying Condensed Consolidated Balance Sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments, excluding Pantaya, in the aggregate as of and for the three months ended December 31, 2020, are included below (amounts in thousands):

Total Equity
Investees
Current assets	$15,741
Non-current assets	$30,854
Current liabilities	$59,221
Non-current liabilities	$4,156
Net revenue	$3,041
Operating loss	$(2,796)
Net loss	$(2,234)

Note 7. Income Taxes

The 2017 Tax Cuts and Jobs Act (“Jobs Act”) was enacted on December 22, 2017. The Jobs Act revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood of our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance. Additionally, the Company evaluated the potential interest limitation established under the tax act and determined that no limitation would affect the 2021 provision for income taxes.

For the three months ended March 31, 2021 and 2020, our income tax expense has been computed utilizing the estimated annual effective rates of 47.2% and 38.6%, respectively. The difference between the annual effective rate of 47.2% and the statutory Federal income tax rate of 21% in the three month period ended March 31, 2021, is primarily due to the impact of the Tax Act, which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The annual effective tax rate related to income generated in the U.S. is 31.8%. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 15.4% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the three month period ended March 31, 2021 to 47.2%. Additionally, the gain related to the step acquisition of Pantaya of $30.1 million was determined to be significant and infrequent, and as a result, this item has not been included in the annual effective tax rate.

The difference between the annual effective rate of 38.6% and the statutory Federal income tax rate of 21% in the three month period ended March 31, 2020, is primarily due to the impact of the Tax Act, which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The annual effective tax rate related to income generated in the U.S. is 27.1%. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 11.4% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits.

Income tax expense was $1.3 million for the three months ended March 31, 2021. Income tax benefit was $1.7 million for the three months ended March 31, 2020.

Note 8. Long-Term Debt

Long-term debt as of March 31, 2021 and December 31, 2020 consists of the following (amounts in thousands):

	March 31, 2021	December 31, 2020
Senior Notes due February 2024	$250,602	$202,990
Less: Current portion	2,656	2,134
	$247,946	$200,856

On February 14, 2017, Hemisphere Media Holdings, LLC (“Holdings”) and InterMedia Español, Inc. (together with Holdings, the “Borrowers”), both wholly owned, indirect subsidiaries of the Company, amended the Term Loan Facility (the “Second Amended Term Loan Facility”). The Second Amended Term Loan Facility provides for a $213.3 million senior secured term loan B facility, and matures on February 14, 2024. The Second Amended Term Loan Facility bore interest at the Borrowers’ option of either (i) London Inter-bank Offered Rate (“LIBOR”) plus a margin of 3.50% or (ii) an Alternate Base Rate (“ABR”) plus a margin of 2.50%.

On March 31, 2021 (the “Closing Date”), the Borrowers amended the Term Loan Facility, as previously amended (the “Third Amended Term Loan Facility”), for the borrowing of a new tranche of term loans in the aggregate principal amount of $50.0 million and matures on February 14, 2024. The Third Amended Term Loan Facility bears interest at the Borrowers’ option of either (i) LIBOR plus a margin of 3.50% or (ii) an ABR plus a margin of 2.50%. There is no LIBOR floor. The add-on to the term loan B facility was issued with 4.0% of original issue discount (“OID”).

Additionally, the Third Amended Term Loan Facility provides for a revolving loan (the “Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million. The Revolving Facility is secured on a pari passu basis by the collateral securing the Third Amended Term Loan Facility and will mature on November 15, 2023. The Revolving Facility will bear interest at the Borrowers’ option of either (i) LIBOR (which will not be less than zero) plus a margin of 2.75% or (ii) or an ABR plus a margin of 1.75%, in each case, with a 25 basis points (“bps”) step-up at a First Lien Net Leverage Ratio level of 3.50:1.00 and two 25 bps step-downs at a First Lien Net Leverage Ratio level of 2.50:1.00 and 1.50:1.00. The First Lien Net Leverage Ratio limits the amount of cash netted against debt to a maximum amount of $60.0 million. The Borrowers are also required to pay a quarterly commitment fee on the undrawn balance of the Revolving Facility at 37.5 bps per annum. As of March 31, 2021, the Revolving Facility was undrawn.

The Third Amended Term Loan Facility does not have any maintenance covenants. The Revolving Facility will have a springing First Lien Net Leverage Ratio of no greater than 5.00:1.00, tested commencing with the last day of the fiscal quarter ending June 30, 2021, and the last day of each fiscal quarter thereafter, solely to the extent that on such day, the aggregate amount of revolving loans and letter of credit exposure (excluding up to $5.0 million of undrawn letters of credit and cash collateralized or backstopped letters of credit) exceeds 35% of the aggregate commitments under the Revolving Facility.

The Third Amended Term Loan Facility requires the Borrowers to make amortization payments (in quarterly installments) equal to 1.00% per annum with respect to the Third Amended Term Loan Facility with any remaining amount due at final maturity. The Third Amended Term Loan Facility principal payments will commence on June 30, 2021, with a final installment due on February 14, 2024. Voluntary prepayments are permitted, in whole or in part, subject to certain minimum prepayment requirements.

Within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Second Amended Term Loan Facility, our Net Leverage Ratio was 2.3x at December 31, 2020, resulting in an excess cash flow percentage of 0% and therefore, no excess cash flow payment was due in March 2021.

In accordance with ASC 470 – Debt, the Incremental Facility borrowing was deemed a modification of the Second Term Loan Facility and as such, an additional $2.0 million of OID incurred in connection with the Third Amended Term Loan Facility was added to the existing OID. As of March 31, 2021, the original issue discount balance was $3.0 million, net of accumulated amortization of $2.5 million and was recorded as a reduction to the principal amount of the long-term debt outstanding as presented on the accompanying Condensed Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. Financing costs of $0.6 million incurred in connection with the Third Amended Term Loan Facility were expensed in the period in accordance with ASC 470 – Debt and are included in other expenses in the accompanying Condensed Consolidated Statement of Operations at March 31, 2021. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.7 million, net of accumulated amortization of $2.6 million, are presented as a reduction to the Third Amended Term Loan Facility outstanding at March 31, 2021 as presented on the accompanying Condensed Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. An additional $0.6 million of deferred costs incurred on the Revolving Facility, in connection with the Third Amended Term Loan Facility, was recorded to prepaid and other current assets and other assets in the accompanying Condensed Consolidated Balance Sheets and will be amortized on a straight-line basis through maturity on November 15, 2023.

The carrying value of the long-term debt approximates fair value at March 31, 2021 and December 31, 2020, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of March 31, 2021 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$1,991
2022	2,656
2023	2,656
2024	246,977
Total	$254,280

Note 9. Derivative Instruments

We use derivative financial instruments in the management of our interest rate exposure. Our strategy is to eliminate the cash flow risk on a portion of the variable rate debt caused by changes in the designated benchmark interest rate, LIBOR. The Company does not enter into or hold derivative financial instruments for speculative trading purposes.

On May 4, 2017, we entered into two identical pay-fixed, receive-variable, interest rate swaps with two different counterparties, to hedge the variability in the LIBOR interest payments on an aggregate notional value of $100.0 million of our Senior Notes, through the expiration of the swaps on March 31, 2022. At inception, these interest rate swaps were designated as cash flow hedges of interest rate risk, and as such, the unrealized changes in fair value are recorded in accumulated other comprehensive income (“AOCI”).

The change in the fair value of the interest rate swap agreements for the three months ended March 31, 2021 and 2020, resulted in an unrealized gain of $0.4 million and an unrealized loss of $2.4 million, respectively, and was included in AOCI net of taxes. The Company paid $0.4 million and $0.1 million of net interest on the settlement of the interest rate swap agreements for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company estimates that none of the unrealized gain or loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the three months ended March 31, 2021 and 2020, respectively.

The aggregate fair value of the interest rate swaps was $1.8 million and $2.2 million as of March 31, 2021 and December 31, 2020, respectively, and was recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (amounts in thousands):

		Estimated Fair Value
		March 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$1,783	—	$1,783

		Estimated Fair Value
		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$2,231	—	$2,231

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, other intangible assets, and equity method investments. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. The Company accounted for the acquisition of the remaining 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% equity interest to fair value prior to completing the acquisition method of accounting. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest by adjusting for a control premium, which was based on comparable market transactions. As a result, the Company increased the value of its existing equity interest to its fair value resulting in the recognition of a non-cash gain of $30.1 million, which was included in gain (loss) on equity method investment activity in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2021. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements. There were no other changes to the fair value of non-financial assets and liabilities measured on a nonrecurring basis.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 11. Stockholders’ Equity

Capital stock

As of March 31, 2021, the Company had 20,468,879 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On November 18, 2020, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. The expiration date for the repurchase plan is November 19, 2021. For the three months ended March 31, 2021, the Company repurchased 127,458 shares of Class A common stock under the repurchase program for an aggregate purchase price of $1.3 million. As of March 31, 2021, the Company repurchased 0.2 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $1.7 million, and the repurchased shares were recorded as treasury stock on the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2021, the Company had $18.3 million remaining for future repurchases under the existing stock repurchase program.

Equity incentive plans

Effective May 16, 2016, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 7.2 million shares of our Class A common stock. At March 31, 2021, 0.3 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

The Company's time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee's continued employment or service with the Company. The Company's performance-based option awards vest based on the achievement of certain non-market-based performance metrics of the Company, subject to the grantee's continued employment or service with the Company. The event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company's annual stockholder meeting.

Stock-based compensation

Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense was $1.3 million for each of the three months ended March 31, 2021 and 2020. At March 31, 2021, there was $4.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years. At March 31, 2021, there was $5.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.1 years.

Stock options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model for time-based options and performance-based options, and the Monte Carlo simulation model for event-based options. The expected term of options granted is derived using the simplified method under ASC 718-10-S99-1/SEC Topic 14.D for “plain vanilla” options and the Monte Carlo simulation for event-based options. Expected volatility is based on the historical volatility of the Company’s competitors given its lack of trading history. The risk-free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has estimated forfeitures of 1.5%, as the awards are granted to management for which the Company expects lower turnover, and has assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

	Three Months Ended	Year Ended
Black-Scholes Option Valuation Assumptions	March 31, 2021	December 31, 2020
Risk-free interest rate	0.97% - 1.08%	0.42% - 0.50%
Dividend yield	—	—
Volatility	37.3% - 39.8%	44.2% - 46.1%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the three months ended March 31, 2021 (shares and intrinsic value in thousands):

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average exercise	contractual	intrinsic
	shares	price	term	value
Outstanding at December 31, 2020	3,935	$11.69	5.1	$291
Granted	495	11.87	6.0	—
Exercised	(50)	10.20	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2021	4,380	$11.68	5.4	$2,079
Vested at March 31, 2021	3,102	$11.59	4.0	$1,970
Exercisable at March 31, 2021	3,102	$11.59	4.0	$1,970

The weighted average grant date fair value of options granted for the three months ended March 31, 2021 was $4.64. At March 31, 2021, 0.5 million options granted and included in the table above are unvested performance-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the three months ended March 31, 2021 (shares in thousands):

	Number of	Weighted-average
	shares	grant date fair value
Outstanding at December 31, 2020	499	$11.26
Granted	433	11.72
Vested	(242)	11.65
Forfeited	—	—
Outstanding at March 31, 2021	690	$11.42

Note 12. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 13. Leases

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Total lease cost was $0.2 million for each of the three months ended March 31, 2021 and 2020. Leases with a term of one year or less are classified as short-term and are not recognized in the Condensed Consolidated Balance Sheets.

A summary of the classification of operating leases on our Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (amounts in thousands):

		March 31,	December 31,
		2021	2020
Operating lease right-of-use assets		$1,683	$1,820
Operating lease liability, current	(Other accrued expenses)	621	609
Operating lease liability, non-current	(Other long-term liabilities)	$1,255	$1,400

Components of lease cost reflected in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$168	$168
Short-term lease cost	43	73
Total lease cost	$211	$241

A summary of weighted-average remaining lease term and weighted-average discount rate as of March 31, 2021:

Weighted-average remaining lease term	3.5	years
Weighted average discount rate	6.2%

Supplemental cash flow and other non-cash information for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Operating cash flows from operating leases	$160	$154
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—	—

Future annual minimum lease commitments as of March 31, 2021 were as follows (amounts in thousands):

March 31, 2021
Remainder of 2021	$554
2022	614
2023	494
2024	226
2025	201
Total minimum payments	$2,089
Less: amount representing interest	(213)
Lease liability	$1,876

Note 14. Commitments

The Company has other commitments in addition to the various operating leases included in Note 13, “Leases” of Notes to Condensed Consolidated Financial Statements, primarily programming.

Future minimum payments as of March 31, 2021,are as follows (amounts in thousands):

March 31,
2021
Remainder of 2021	$10,198
2022	3,611
2023	771
2024	523
2025 and thereafter	575
Total	$15,678

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Our Company

We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with streaming, broadcast and cable television platforms including five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America, the #1-rated broadcast television network in Puerto Rico, the leading Spanish-language subscription streaming service in the U.S., a leading distributor of content to television and digital media platforms in Latin America, and have an ownership interest in a leading broadcast television network in Colombia.

Headquartered in Miami, Florida, our portfolio consists of the following:

●	Cinelatino: the leading Spanish-language cable movie network with over 17.7 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S.
●	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement eleven years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 67 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.
●	WAPA Deportes: through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring MLB, NBA and professional sporting events from Puerto Rico.
●	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 3.6 million subscribers, excluding digital basic subscribers.
●	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated telenovela cable television network in primetime. Pasiones has approximately 19.2 million subscribers across the U.S. and Latin America.
●	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to over 3.4 million subscribers.
●	Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fifth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to over 2.2 million subscribers.
●	Pantaya: the first ever premium subscription streaming service of Spanish-language offering the largest selection of current and classic, commercial free blockbusters and critically acclaimed movies and series from Latin America and the U.S. including original productions from Pantaya’s production arm, Pantelion, and titles from our library, as well as titles from third party providers such as Lionsgate and Grupo Televisa. The Company formed Pantaya in partnership with Lionsgate and launched the service in August 2017. On March 31, 2021, the Company acquired the remaining 75%

equity interest from Lionsgate, and is now a consolidated subsidiary of the Company effective as of the Acquisition Date.
●	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.
●	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.
●	REMEZCLA: a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.

Our two primary sources of revenues are advertising revenue and subscriber revenue. All of our Networks derive revenues from advertising. Advertising revenue is generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenue is tied to the success of our programming, including the popularity of our programming with our target audience. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in 2020, we experienced higher advertising sales as a result of political advertising spending during the 2020 gubernatorial elections. The next election in Puerto Rico will be in 2024.

All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific subscriber revenue we earn varies from period to period, distributor to distributor and also varies among our Networks, but is generally based upon the number of each distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in subscriber revenue are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The continued growth in our subscriber revenue will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements. Going forward, subscriber revenue will also include Pantaya's subscriber revenue, which is fees paid by distribution partners and direct consumers.

WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement eleven years ago and management believes it is highly valued by its viewers and cable, satellite and telecommunications service providers. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing subscriber revenue. WAPA’s primetime household rating in 2020 was nearly five times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in subscriber revenue.

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of COVID-19 and the continuously evolving responses to combat it have had a negative impact on the global economy. Even during these unprecedented times, we have continued the production of news and entertainment programming, as our viewers rely on our Networks to keep them informed.

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company has experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations through March 31, 2021. While the Company’s advertising revenue improved in second half of 2020 and continued into the first quarter of 2021, the Company is unable to predict the impact that a significant change in circumstances including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic may have on our businesses in the future. The extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be predicted. These factors include the length and severity of the outbreak, the responses of private sector businesses and governments including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers.

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

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, is also negatively impacted. Colombia’s President Ivan Duque declared a state of emergency locking down the country on March 20, 2020. Since then, the restrictions on business and other activities have varied but have never been totally eliminated. Currently, many restrictions remain in place, including limiting operating capacity of the airline industry, restaurants, and hotels to a maximum of 30%, while movie theaters are partially open, other entertainment venues remain closed, and most government discretionary spending continues to be frozen. The pandemic has contributed to lower consumer confidence. All of these circumstances have had a material adverse impact on advertising spending, and accordingly, have had a material adverse impact on Canal 1’s advertising revenue. It is unclear when the lockdown will be fully lifted or when advertising will return to pre-COVID-19 levels.

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2021 and 2020

(Unaudited)

(amounts in thousands)

	Three Months Ended		$ Change	% Change
	March 31,		Favorable/	Favorable/
	2021	2020	(Unfavorable)	(Unfavorable)
Net revenues	$37,577	$32,409	$5,168	15.9%
Operating Expenses:
Cost of revenues	11,779	10,967	(812)	(7.4)%
Selling, general and administrative	11,391	11,233	(158)	(1.4)%
Depreciation and amortization	2,665	3,131	466	14.9%
Other expenses	6,728	3,021	(3,707)	NM
Gain from FCC repack and other	(52)	(9)	(43)	NM
Total operating expenses	32,511	28,343	(4,168)	(14.7)%
Operating income	5,066	4,066	1,000	24.6%
Other income (expense):
Interest expense and other, net	(2,358)	(2,786)	428	15.4%
Gain (loss) on equity method investment activity	32,609	(7,019)	39,628	NM
Impairment of equity method investment	—	(5,479)	5,479	100.0%
Other expense, net	(668)	—	(668)	NM
Total other income (expense)	29,583	(15,284)	44,867	NM
Income (loss) before income taxes	34,649	(11,218)	45,867	NM
Income tax (expense) benefit	(1,268)	1,675	(2,943)	NM
Net income (loss)	33,381	(9,543)	42,924	NM
Net (income) loss attributable to non-controlling interest	(23)	115	(138)	NM
Net income (loss) available to Hemisphere Media Group, Inc.	$33,358	$(9,428)	$42,786	NM

NM = Not meaningful

Net Revenues

Net revenues were $37.6 million for the three months ended March 31, 2021, an increase of $5.2 million, or 16%, as compared to $32.4 million for the comparable period in 2020 due to increases in all of our revenue streams. Advertising revenue increased $4.1 million, or 35%, primarily due to growth in the Puerto Rico television advertising market, coupled with an increase in WAPA’s share of the market, as well as an increase in advertising revenue at our U.S. cable networks. Subscriber revenue increased $0.1 million, or 1%, due to contractual rate increases, offset in part by a decline in subscribers. Other revenue increased $1.0 million driven primarily by the timing of the licensing of content.

The following table presents estimated subscriber information:

	Subscribers (a)
	(amounts in thousands)
	March 31,	December 31,	March 31,
	2021	2020	2020
U.S. Cable Networks:
WAPA America (b)	3,567	3,672	4,038
Cinelatino	3,758	3,822	4,196
Pasiones	4,011	4,125	4,490
Centroamerica TV	3,441	3,468	3,759
Television Dominicana	2,249	2,178	2,281
Total	17,026	17,265	18,764

Latin America Cable Networks:
Cinelatino	13,978	14,096	16,043
Pasiones	15,159	14,250	16,598
Total	29,137	28,346	32,641

(a)   Amounts presented are based on most recent remittances received from our Distributors as of the respective dates shown above, which are typically two months prior to the dates shown above.

(b)   Excludes digital basic subscribers.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization and distribution costs. for the three months ended March 31, 2021, were $11.8 million, an increase of $0.8 million, or 7%, as compared to $11.0 million for the comparable period in 2020, primarily due to higher programming and production costs and higher third-party rep commissions driven by an increase in advertising revenue.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general, and administrative expenses for the three months ended March 31, 2021, were $11.4 million, an increase of $0.2 million, or 1%, as compared to $11.2 million for the comparable period in 2020, primarily due to higher personnel expenses including advertising sales commissions, offset in part by lower bad debt reserves and lower research expenses due in part to the termination of Nielsen ratings services for Cinelatino.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the three months ended March 31, 2021, was $2.7 million, a decrease of $0.5 million, or 15%, as compared to $3.1 million for the comparable period in 2020, primarily due to the amortization of certain intangible assets that were fully amortized during the prior year period.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses for the three months ended March 31, 2021, were $6.7 million, an increase of $3.7 million, as compared to $3.0 million for the comparable period in 2020, due to expenses incurred in connection with the Pantaya Acquisition and the incremental borrowing on our Third Amended Term Loan Facility.

Gain from FCC repack and other: Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment we have purchased as a result of the FCC mandated spectrum repack, and gain or loss from the sale of assets. Gain from FCC spectrum repack and other for the three months ended March 31, 2021, increased $0.0 million due to the timing of reimbursements received from the FCC for equipment purchases required as a result of the FCC mandated spectrum repack.

Other Income (Expenses)

Interest Expense and other, net: Interest expense for the three months ended March 31, 2021, was $2.4 million, a decrease of $0.4 million, or 15%, compared to $2.8 million for the comparable period in 2020. The decrease was primarily due to the lower average interest rate on our Senior Notes.

Gain (Loss) on Equity Method Investment Activity: Gain on equity method investment activity for the three months ended March 31, 2021, was $32.6 million, an improvement of $39.6 million, compared to loss on equity method investment activity of $7.0 million for the comparable period in 2020, primarily due to a $30.1 million one-time non-cash gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest on March 31, 2021. The improvement was also due to lower losses at Canal 1 due to a non-recurring non-cash charge in the prior year period, the favorable impact of unrealized foreign currency gains on U.S. dollar denominated obligations and improved operating results. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Impairment of Equity Method Investment: As of March 31, 2020, we deemed our investment in REMEZCLA to be impaired given the uncertainty caused by the COVID-19 pandemic and the associated going-concern risks. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full valuation of our investment in REMEZCLA. For more information, see Note 6, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Other expense, net: Other expense, net for the three months ended March 31, 2021, was $0.7 million due to the write-off of the net book value of programming rights at the Company for content licensed from Pantaya prior to the Acquisition Date.

Income Tax (Expense) Benefit

Income tax expense for the three months ended March 31, 2021, was $1.3 million as compared to income tax benefit of $1.7 million for the comparable period in 2020, due to higher taxable income in the current year period. For more information, see Note 7, “Income Taxes” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Income (Loss)

Net income for the three months ended March 31, 2021, was $33.4 million as compared to net loss of $9.5 million for the comparable period in 2020. The current year period benefitted from a one-time non-cash gain of $30.1 million recognized on our 25% equity interest in Pantaya, as a result of the step acquisition of the remaining 75% equity interest.

Net (Income) Loss Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, was $0.0 million for the three months ended March 31, 2021, as compared to net loss attributable to non-controlling interest of $0.1 million for the comparable period in 2020.

Net Income (Loss) Available to Hemisphere Media Group, Inc.

Net income available to Hemisphere Media Group, Inc. for the three months ended March 31, 2021, was $33.4 million as compared to net loss available to Hemisphere Media Group, Inc. of $9.4 million for the comparable period in 2020.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. As of March 31, 2021, we had $194.4 million of cash on hand and $30.0 million undrawn and available under our Revolving Facility. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. Under the terms of the Securities Purchase Agreement, control of Pantaya transferred to the Company on March 31, 2021, with cash consideration transferred on April 1, 2021. As a result, the Company established a payable of $123.6 million to reflect the cash purchase price payable as of March 31, 2021.

Cash Flows

	Three Months Ended March 31,
Amounts in thousands:	2021	2020
Cash provided by (used in):
Operating activities	$17,778	$10,181
Investing activities	(2,238)	(6,789)
Financing activities	44,377	(534)
Net increase in cash	$59,917	$2,858

Comparison for the Three Months Ended March 31, 2021 and March 31, 2020

Operating Activities

Cash provided by operating activities was primarily driven by our net income or loss, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense, gain or loss on equity method investment activity, impairment of equity method investments, amortization of operating lease right-of-use assets, provision for bad debts, and other non-cash acquisition charges.

Net cash provided by operating activities for the three months ended March 31, 2021 was $17.8 million, an increase of $7.6 million, as compared to $10.2 million in the prior year period, due to an improvement in net income of $42.9 million and an increase in net working capital of $9.2 million, offset in part by a decrease in non-cash items of $44.5 million. The decrease in non-cash items is due to a $40.0 million improvement in gain on equity method investment activity primarily due to a $30.1 million one-time gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest, a $5.5 million impairment of equity method investment related to REMEZCLA in the prior year period, and decreases in the provision for bad debt of $0.6 million and depreciation and amortization of $0.5 million, offset in part by an increase in programming amortization of $0.4 million and other non-cash acquisition related charges of $1.3 million. The increase in net working capital is due decreases in accounts receivable of $6.2 million and programming rights of $5.0 million, and increases in other accrued expenses of $2.7 million and income taxes payable of $0.6 million, offset in part by a decrease in programming rights payable of $2.4 million and increases in prepaids and other assets of $2.5 million and due to/from related parties of $0.5 million.

For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

For more information, see Note 6, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021, was $2.2 million, an improvement of $4.6 million as compared to $6.8 million in the prior year period. The improvement is due to a decline in funding of equity investments of $5.6 million and cash received from the Pantaya Acquisition of $1.0 million, offset in part by an increase in capital expenditures of $2.1 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021, was $44.4 million, an increase of $44.9 million as compared to net cash used of $0.5 million in the prior year period. The increase is due to net proceeds of $47.4 million received from incremental borrowing under our Third Amended Term Loan Facility in connection with the Pantaya Acquisition, offset in part by repurchases of our Class A common stock of $2.5 million.

For more information, see Note 8, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of March 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating our Company and our Business. If any of the risks occur, our Business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our Business or the extent to which any factor or combination of factors may impact our Business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our Business, financial condition and/or operating results.

Except as set forth in this Item 1A, there have not been any material changes during the quarter ended March 31, 2021 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020; provided, however, certain risks applicable our Networks or our Business disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, may also be applicable to Pantaya effective as of the Acquisition Date, unless the context requires otherwise.

Future acquisitions or business opportunities, including investments in complementary businesses could involve unknown risks that could harm our Business and adversely affect our financial condition.

From time to time, we have acquired or invested in complementary businesses and entered into joint ventures/investments. For example, we recently acquired Pantaya. In the future we may make other acquisitions, invest in complementary businesses including joint ventures that involve unknown risks, and may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our Business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks including:

●	difficulties integrating acquired businesses, technologies and personnel into our business, including our recent acquisition of Pantaya;
●	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
●	inability to obtain required regulatory approvals on favorable terms;
●	potential loss of key employees, key contractual relationships or key customers of either acquired businesses or our business;
●	assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses;
●	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities;
●	the failure to realize the expected strategic and other benefits from the transactions; and
●	in the case of joint ventures and other investments, interests that diverge from those of our partners without the ability to direct the management and operations of the joint venture or investment in the manner we believe most appropriate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended March 31, 2021:

	Total		Total Number of	Approximate Dollar
	Number of	Average	shares Purchased as	Value of Shares that
	Shares	Price Paid per	Part of a Publicly	May Yet be Purchased
Period (a)	Purchased (b)	Share (c)	Announced Program	Under the Program (d)

January 1, 2021 — January 31, 2021	74,993	$10.24	74,993	$18,881,917
February 1, 2021 — February 28, 2021	52,465	$10.55	52,465	$18,328,412
March 1, 2021 — March 31, 2021	—	$—	—	$18,328,412
Total	127,458	$10.37	127,458

(a)The stock repurchase plan was announced on November 18, 2020.

(b)The Board of Directors authorized the repurchase of up to $20 million of the Company’s Class A common stock.

(c)Average Price Paid per Share includes broker commission.

(d)The plan expires on November 19, 2021, but may be suspended or discontinued at any time in the Company’s sole discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report.

Exhibit Index

Exhibit No.	Description of Exhibit

2.1±

Securities Purchase Agreement, dated as of March 31, 2021, among HMTV DTC, LLC, Pantaya, LLC and Artisan Home Entertainment Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2021 (File No. 001-35886))

10.1

Amendment No. 3 to the Credit Agreement, dated as of March 31, 2021, by and among Hemisphere Media Holdings, LLC, a Delaware limited liability company, InterMedia Español, Inc., a Delaware corporation, the guarantors party thereto, the several lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent and the other parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 6, 2021 (File No. 001-35886))

10.2**	Offer Letter, dated February 22, 2021, by and between the Company and Monica B. Silverstein.
10.3**	Employment Agreement, dated as of May 5, 2021, by and between the Company and Paul Presburger.
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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
**	Filed herewith.
±

Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules or exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEMISPHERE MEDIA GROUP, INC.

DATE: May 10, 2021	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 10, 2021	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)