Form 10-Q
period 2021-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2021-08-09
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of August 5, 2021
Class A common stock, par value $0.0001 per share	20,484,602 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2021

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “ASG Latin” refers to ASG Latin, LLC, a Delaware limited liability company, a joint venture among Pantelion 2.0, LLC, a subsidiary of Pantaya, and ASG Music Group, LLC; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “Holdings” refers to “Hemisphere Media Holdings, LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of Hemisphere; “HMTV Cable” refers to HMTV Cable, Inc., a Delaware corporation, the parent company of the entities for the acquired networks consisting of Pasiones, TV Dominicana, and Centroamerica TV; “HMTV Distribution” refers to HMTV Distribution, LLC, a Delaware limited liability company, the parent company of Snap Media; “HMTV DTC” refers to HMTV DTC, LLC, a Delaware limited liability company, the parent company of Pantaya; “MarVista” refers to Mar Vista Entertainment, LLC, a Delaware limited liability company; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company and its consolidated subsidiaries; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10 K for the year ended December 31, 2017; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its consolidated subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10 K for the year ended December 31, 2017; “Third Amended Term Loan Facility” refers to our Term Loan Facility amended on March 31, 2021 as set forth on Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the quarter ended March 31, 2021; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA Holdings” refers to WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC), a Delaware limited liability company, the parent company of WAPA and WAPA America; and “WAPA..TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

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

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. In addition to the risk factors described in “Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q, those factors include:

●	the deterioration of general economic conditions, political instability, social unrest, and public health crises, such as the occurrence of a global pandemic like COVID-19, including measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties, recent increases in, and any additional waves of, COVID-19 cases, new variants of the virus, such as the Delta variant, as well as the availability and efficacy of a vaccine and treatments for the disease and whether individuals choose to vaccinate themselves, either nationally or in the local markets in which we operate, including, without limitation, in the Commonwealth of Puerto Rico;
●	Puerto Rico’s uncertain political climate, as well as delays in the disbursement of earmarked federal funds on the local economy and advertising market;
●	the effects of extreme weather and climate events on our Business as well as our counterparties, customers, employees, third-party vendors and suppliers;
●	changes in technology, including changes in the distribution and viewing of television programming, including expanded deployment of personal video recorders, subscription and advertising video on-demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;
●	the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (the “FCC”) or other government regulators to businesses that we acquire;
●	the potential for viewership of our Networks or Pantaya’s programming to decline or unexpected reductions in the number of subscribers to our Networks or Pantaya;
●	the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;

●	the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;
●	the risk that we may become responsible for certain liabilities of the businesses that we acquire, including our recent acquisition of Pantaya, or joint ventures we enter into;
●	future financial performance, including our ability to obtain additional financing in the future on favorable terms;
●	the failure of our Business to produce projected revenues or cash flows;
●	reduced access to capital markets or significant increases in borrowing costs;
●	our ability to successfully manage relationships with customers and Distributors and other important third parties;
●	continued consolidation of Distributors in the marketplace;
●	a failure to secure affiliate agreements or the renewal of such agreements on less favorable terms;
●	disagreements with our Distributors over contract interpretation;
●	our success in acquiring, investing in and integrating businesses;
●	the outcome of any pending or threatened litigation;
●	the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;
●	strikes or other union job actions that affect our operations, including, without limitation, failure to renew our collective bargaining agreements on mutually favorable terms;
●	the failure or destruction of satellites or transmitter facilities that we depend upon to distribute our Networks;
●	uncertainties inherent in the development of new business lines and business strategies;
●	changes in pricing and availability of products and services;
●	uncertainties regarding the financial results of equity method investees and changes in the nature of key strategic relationships with partners and Distributors;
●	changes in domestic and foreign laws or regulations under which we operate;
●	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;
●	the ability of suppliers and vendors to deliver products and services;
●	our ability to timely and fully recover proceeds under our insurance policies;
●	fluctuations in foreign currency exchange rates and political unrest and regulatory changes in the international markets in which we operate;
●	changes in the size of the U.S. Hispanic population, including the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America;
●	changes in, or failure or inability to comply with, government regulations including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; and

●	competitor responses to our products and services.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash	$72,439	$134,471
Accounts receivable, net of allowance for doubtful accounts of $915 and $919, respectively	37,937	35,955
Due from related parties	677	943
Programming rights	9,482	8,301
Prepaids and other current assets	12,379	9,298
Total current assets	132,914	188,968
Programming rights, net of current portion	16,330	13,430
Property and equipment, net	33,038	31,798
Operating lease right-of-use assets	1,544	1,820
Broadcast license	41,356	41,356
Goodwill	309,774	165,597
Other intangibles, net	50,741	24,761
Equity method investments	25,290	29,782
Other assets	11,482	4,333
Total Assets	$622,469	$501,845

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	14,261	2,350
Due to related parties	920	648
Accrued agency commissions	4,310	6,529
Accrued compensation and benefits	4,772	5,934
Accrued marketing	7,708	7,066
Other accrued expenses	29,260	8,137
Income taxes payable	4,821	2,233
Programming rights payable	16,319	7,626
Current portion of long-term debt	2,686	2,134
Total current liabilities	85,057	42,657
Programming rights payable, net of current portion	2,586	776
Long-term debt, net of current portion	247,603	200,856
Deferred income taxes	19,509	19,306
Other long-term liabilities	3,335	3,932
Defined benefit pension obligation	2,872	2,832
Total Liabilities	360,962	270,359

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at June 30, 2021 and December 31, 2020	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,988,325 and 25,457,709 shares issued at June 30, 2021 and December 31, 2020, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at June 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	285,373	279,800
Class A treasury stock, at cost 5,997,339 and 5,710,416 at June 30, 2021 and December 31, 2020, respectively	(64,719)	(61,453)
Retained earnings	41,912	14,840
Accumulated other comprehensive loss	(1,513)	(2,187)
Total Hemisphere Media Group Stockholders’ Equity	261,058	231,005
Equity attributable to non-controlling interest	449	481
Total Stockholders’ Equity	261,507	231,486
Total Liabilities and Stockholders’ Equity	$622,469	$501,845

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$50,460	$34,735	$88,037	$67,144
Operating expenses:
Cost of revenues	14,798	12,560	26,577	23,527
Selling, general and administrative	24,908	10,208	36,299	21,441
Depreciation and amortization	4,337	2,794	7,002	5,925
Other expenses	1,363	27	8,091	3,048
(Gain) loss from FCC spectrum repack and other	(2,124)	182	(2,176)	173
Total operating expenses	43,282	25,771	75,793	54,114
Operating income	7,178	8,964	12,244	13,030
Other (expense) income:
Interest expense and other, net	(3,165)	(2,496)	(5,523)	(5,282)
(Loss) gain on equity method investment activity	(8,569)	(10,189)	24,040	(17,208)
Impairment of equity method investment	—	—	—	(5,479)
Other expense, net	—	—	(668)	—
Total other (expense) income	(11,734)	(12,685)	17,849	(27,969)
(Loss) income before income taxes	(4,556)	(3,721)	30,093	(14,939)
Income tax expense	(1,785)	(2,884)	(3,053)	(1,209)
Net (loss) income	(6,341)	(6,605)	27,040	(16,148)
Net loss (income) attributable to non-controlling interest	55	(77)	32	38
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(6,286)	$(6,682)	$27,072	$(16,110)

(Loss) income per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.16)	$(0.17)	$0.69	$(0.41)
Diluted	$(0.16)	$(0.17)	$0.68	$(0.41)

Weighted average shares outstanding:
Basic	39,641	39,444	39,511	39,378
Diluted	39,641	39,444	39,900	39,378

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive (Loss) Income

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net (loss) income	$(6,341)	$(6,605)	$27,040	$(16,148)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income taxes	330	81	674	(1,806)
Comprehensive (loss) income	(6,011)	(6,524)	27,714	(17,954)
Comprehensive loss (income) attributable to non-controlling interest	55	(77)	32	38
Comprehensive (loss) income attributable to Hemisphere Media Group, Inc.	$(5,956)	$(6,601)	$27,746	$(17,916)

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2021

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at March 31, 2021	25,712	$3	19,720	$2	$283,883	$(63,904)	$48,198	$(1,843)	$504	$266,843
Net loss	—	—	—	—	—	—	(6,286)	—	(55)	(6,341)
Vesting of restricted stock	276	—	—	—	—	(815)	—	—	—	(815)
Stock-based compensation	—	—	—	—	1,490	—	—	—	—	1,490
Other comprehensive income, net of tax	—	—	—	—	—	—	—	330	—	330
Balance at June 30, 2021	25,988	$3	19,720	$2	$285,373	$(64,719)	$41,912	$(1,513)	$449	$261,507

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at December 31, 2020	25,458	$3	19,720	$2	$279,800	$(61,453)	$14,840	$(2,187)	$481	$231,486
Net income (loss)	—	—	—	—	—	—	27,072	—	(32)	27,040
Vesting of restricted stock	279	—	—	—	—	(825)	—	—	—	(825)
Issuance of Class A Common Stock	238	—	—	—	2,778	(1,077)	—	—	—	1,701
Repurchases of Class A Common Stock	—	—	—	—	—	(1,321)	—	—	—	(1,321)
Stock-based compensation	—	—	—	—	2,795	—	—	—	—	2,795
Exercise of stock options	13	—	—	—	(0)	(43)	—	—	—	(43)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	674	—	674
Balance at June 30, 2021	25,988	$3	19,720	$2	$285,373	$(64,719)	$41,912	$(1,513)	$449	$261,507

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

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net income (loss)	$27,040	$(16,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,002	5,925
Program amortization	7,353	8,784
Amortization of deferred financing costs and original issue discount	530	292
Stock-based compensation	2,795	2,636
Provision for bad debts	49	929
(Gain) loss from FCC repack and other	(2,176)	173
(Gain) loss on equity method investment activity	(24,040)	17,208
Amortization of operating lease right-of-use assets	276	252
Other non-cash acquisition charges	1,258	—
Impairment of equity method investment	—	5,479
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	836	(3,337)
Due from related parties, net	538	967
Programming rights	(12,102)	(5,858)
Prepaids and other assets	(2,923)	585
(Decrease) increase in:
Accounts payable	9,104	3,121
Other accrued expenses	5,335	(1,893)
Programming rights payable	(3,884)	2,526
Income taxes payable	2,588	—
Other liabilities	320	(207)
Net cash provided by operating activities	19,899	21,434
Cash Flows From Investing Activities:
Funding of equity method investments	(1,561)	(6,449)
Capital expenditures	(2,853)	(613)
FCC repack proceeds	2,176	38
Cash paid for acquisition of Pantaya	(122,621)	—
Net cash used in investing activities	(124,859)	(7,024)
Cash Flows From Financing Activities:
Purchases of common stock	(3,266)	(510)
Repayments of long-term debt	(1,168)	(1,068)
Proceeds from incremental term loan	48,000	—
Payment of financing fees	(638)	—
Net cash provided by (used in) financing activities	42,928	(1,578)
Net (decrease) increase in cash	(62,032)	12,832
Cash:
Beginning	134,471	92,151
Ending	$72,439	$104,983

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,073	$5,213
Income taxes	$1,520	$5
Non-cash investing activity (acquisition related):
Issuance of Class A Common Stock	$2,188	$—
Effective settlement of pre-existing receivables and payables, net	$1,499	$—

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

Prior to March 31, 2021, the Company owned a 25% equity interest in Pantaya, which was accounted for as an equity method investment. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya (the “Pantaya Acquisition”), for a cash purchase price of $123.6 million. As a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements.

Reclassification: Certain prior year amounts on the presented Condensed Consolidated Statement of Cash Flows have been reclassified to conform to current year presentation.

Basis of presentation: The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and six months ended June 30, 2021 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2021. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Net (loss) income per common share: Basic (loss) income per share is computed by dividing loss attributable to Hemisphere Media Group, Inc. common stockholders by the number of weighted-average outstanding shares of common stock. Diluted (loss) income per share reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted (loss) income per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator for (loss) income per common share calculation:
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(6,286)	$(6,682)	$27,072	$(16,110)

Denominator for (loss) income per common share calculation:
Weighted-average common shares, basic	39,641	39,444	39,511	39,378
Effect of dilutive securities
Stock options and restricted stock	—	—	389	—
Weighted-average common shares, diluted	39,641	39,444	39,900	39,378

(Loss) income per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.16)	$(0.17)	$0.69	$(0.41)
Diluted	$(0.16)	$(0.17)	$0.68	$(0.41)

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted (loss) income per common share calculation. Per the Accounting Standards Codification (“ASC”) 260, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted (loss) income per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 1.6 million and 3.9 million shares of common stock for the three months ended June 30, 2021 and 2020, respectively, were excluded from the computation of diluted loss per common share for these periods because their effect would have been anti-dilutive. Potentially dilutive securities representing 2.1 million and 2.8 million shares of common stock for the six months ended June 30, 2021 and 2020, respectively, were excluded from the computation of diluted (loss) income per common share for these periods because their effects would have been anti-dilutive. The net (loss) income per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from operations for the three months ended June 30, 2021 and 2020, 0.4 million and 0.0 million, respectively, outstanding awards were excluded from the computation of diluted loss per share because their effect was anti-dilutive. As a result of the loss from operations for the six months ended June 30, 2020, 0.3 million outstanding awards were excluded from the computation of diluted loss per share because their effect was anti-dilutive.

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

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations through June 30, 2021. While the Company’s advertising revenue improved in second half of 2020 and continued into the first half of 2021, the Company is unable to reasonably predict the impact that a significant change in circumstances, including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, may have on our businesses in the future. The nature and full extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be reasonably predicted. These factors include the length and severity of the outbreak, including the extent of surges in positive cases related to variants of COVID-19, such as the Delta variant, as well as the availability and efficacy of vaccines and treatments for the disease and whether individuals choose to vaccinate themselves, the responses of private sector businesses and governments, including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see “Item 1A-Risk Factors” included elsewhere in this Quarterly Report.

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

Use of estimates: In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for each of the three and six months ended June 30, 2021 and 2020. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recently adopted Accounting Standards: On January 1, 2021, we adopted Financial Accounting Standards Board (“the FASB”) ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The updated guidance simplifies the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The adoption of this ASU did not have an impact on our accompanying Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2021.

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

Note 2. Revenue Recognition

The following is a description of principal activities from which we generate our revenue:

Subscriber revenue: We enter into arrangements with multi-channel video distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) to provide a continuous feed of our Networks generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific subscriber revenue we earn varies from period to period, distributor to distributor and also vary among our Networks, but are generally based upon the number of each distributor’s paying subscribers who subscribe to our Networks. Changes in subscriber revenue are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to us generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically received within sixty days of the remittance. We also generate subscriber revenue from monthly subscriptions to Pantaya, our subscription video on demand (“SVOD”) service. The SVOD service is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our SVOD service. Estimates of revenue generated but not yet reported by the Company’s third party distributors are made based on the estimated number of subscribers using recent reporting.

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

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended June 30,
Revenues by type	2021	2020
Subscriber revenue	$32,218	$19,273
Advertising revenue	17,269	12,378
Other revenue	973	3,084
Total revenue	$50,460	$34,735

	Six months ended June 30,
Revenues by type	2021	2020
Subscriber revenue	$52,167	$39,106
Advertising revenue	33,175	24,194
Other revenue	2,695	3,844
Total revenue	$88,037	$67,144

Note 3. Business Combination

Prior to March 31, 2021, the Company owned a 25% equity interest in Pantaya, which was accounted for as an equity method investment. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya (the “Pantaya Acquisition”). As a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary. Pantaya is the leading U.S. Hispanic subscription streaming service offering the largest selection of current and classic, commercial free blockbusters and critically acclaimed movies and series from Latin America and the U.S. including original productions from Pantaya’s production arm, Pantelion, and titles from our library, as well as titles from third party providers such as Lionsgate and Grupo Televisa.

Total cash purchase price in connection with the Pantaya Acquisition was $123.6 million. Under the terms of the purchase agreement (“Securities Purchase Agreement”), control of Pantaya transferred to the Company on March 31, 2021 (“Acquisition Date”), with cash consideration transferred on April 1, 2021. Cash consideration was funded with a combination of cash on hand and an add-on to our Term Loan Facility. For more information, see Note 8, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements. Fees and expenses incurred in connection with the Pantaya Acquisition were $1.4 million and $8.1 million for the three and six months ended June 30, 2021, respectively, consisting primarily of professional fees and certain non-cash charges, which are included in other expenses in the accompanying Condensed Consolidated Statement of Operations.

Prior to the closing of the Pantaya Acquisition, the Company accounted for the existing 25% equity interest in Pantaya using the equity method, and the net book value was $0 as of March 31, 2021. The Company accounted for the acquisition of the 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% ownership interest in Pantaya to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to its fair value resulting in the recognition of a non-cash gain of $30.1 million, which was included in gain (loss) on equity method investment activity in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2021. For more information, see Note 10, “Fair Value Measurements” of Notes to Condensed Consolidated Financial Statements.

The Pantaya Acquisition was accounted for as a business combination by applying the acquisition method of accounting pursuant to ASC Topic 805, “Business Combinations”. Due to the timing of the Pantaya Acquisition, the amounts recorded for assets acquired, liabilities assumed, total consideration, and our existing 25% equity interest in Pantaya reflects preliminary fair value estimates based on management analysis, which the Company is still in the process of reviewing and finalizing. Until the Company finalizes the valuation process, there may be adjustments during the measurement period.

The following table summarizes the purchase price consideration in connection with the Pantaya Acquisition as of March 31, 2021 (amounts in thousands):

Total cash consideration	$123,605
Class A common stock consideration(a)	2,188
Effective settlement of pre-existing receivables and payables, net(b)	1,499
Total consideration	127,292
Fair value of existing 25% equity interest	30,092
Total	$157,384
(a)Calculated as 238,436 shares issued to certain employees, who held Pantaya stock-based compensation awards, multiplied by $11.65, which was the closing price of a share of the Company’s common stock on March 31, 2021, reduced by post-combination expense of approximately $0.6 million associated with the excess fair value over replacement awards.

(b)Effective settlement of pre-existing accounts receivable of $2.3 million for content licensed to Pantaya and programming rights payable of $0.8 million for content licensed from Pantaya prior to the Acquisition Date.

The following table summarizes the preliminary fair values of the assets acquired, liabilities assumed and resulting goodwill in the Pantaya Acquisition as of March 31, 2021 (amounts in thousands):

March 31, 2021
Cash	$985
Accounts receivable	5,203
Fixed assets	602
Finite-lived intangible assets – programming rights	30,767
Other assets	6,731
Accounts payable	(2,807)
Accrued expenses	(13,049)
Film obligations	(15,225)
Goodwill	144,177
Fair value of net assets acquired	$157,384

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

Goodwill of $144.2 million represents Company-specific operational synergies and the future growth opportunities of Pantaya’s subscription streaming service. The goodwill associated with the transaction is expected to be deductible for tax purposes.

Supplemental Pro Forma Information (Unaudited)

The following table sets forth the unaudited supplemental pro forma results of operations assuming that the Pantaya Acquisition occurred on January 1, 2020:

	Three months ended June 30,
	2021	2020
Net revenue	$50,460	$45,168
Operating income (loss)	8,524	(654)

	Six months ended June 30,
	2021	2020
Net revenue	$99,367	$88,282
Operating income (loss)	12,057	(8,615)

These unaudited supplemental pro forma results, as if the Pantaya Acquisition occurred on January 1,2020, are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company nor are they intended to represent or be indicative of future results of operations. The unaudited supplemental pro forma results of operations for all periods set forth above includes the combined historical operating results of Hemisphere and Pantaya, as adjusted by including the amortization of finite-lived intangible assets identified as a result of the Pantaya Acquisition of $1.7 million for the three months ended June 30, 2020 and $1.7 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively, and excluding all revenues and expenses from the business conducted between the Company and Pantaya. Results for the three and six months ended June, 2020, also includes non-recurring costs incurred in connection with the Pantaya Acquisition of $1.4 million and $8.1 million, respectively, which have been excluded from the three and six months ended June 30, 2021, respectively.

The Pantaya Acquisition closed at the end of the day on March 31, 2021 and the operating results of Pantaya are included in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2021.

Note 4. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

●	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and closed captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Total expenses incurred were $0.7 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. Total expenses incurred were $1.3 million for each of the six months ended June 30, 2021 and 2020. Amounts due to MVS pursuant to the agreement amounted to $0.4 million and $0.6 million at June 30, 2021 and December 31, 2020, respectively.

●	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that operates a subscription satellite television service throughout Mexico and distributes Cinelatino as part of its service. Total revenue recognized was $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively. Total revenue recognized was $0.5 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. Amounts due from Dish Mexico amounted to $0.2 million and $0.3 million at June 30, 2021 and December 31, 2020, respectively.

●	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.2 million for each of the three months ended June 30, 2021 and 2020. Total revenues recognized were $0.4 million for each of the six months ended June 30, 2021 and 2020. Amounts due from MVS pursuant to this agreement amounted to $0.2 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively.

Pantaya has an agreement with Univision Communications, Inc. (“UCI”), which has directors in common with the Company (who may hold a material financial interest in UCI), for the purchase of advertising on UCI’s television and radio properties. Expenses under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. Total expenses incurred were $0.5 million for the three months ended June 30, 2021. Amounts due to UCI pursuant to this agreement totaled $0.5 million at June 30, 2021. At June 30, 2021, the Company has a remaining commitment of $5.2 million, which is included in Note 14, “Commitments” of Notes to Condensed Consolidated Financial Statements.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.1 million for each of the three months ended June 30, 2021 and 2020, and $0.2 million for each of the six months ended June 30, 2021 and 2020. No amounts were due to this related party at June 30, 2021 and December 31, 2020.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30,	December 31,
	2021	2020
Broadcast license	$41,356	$41,356
Goodwill	309,774	165,597
Other intangibles	50,741	24,761
Total intangible assets	$401,871	$231,714

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the six months ended June 30, 2021 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2020	Additions	Impairment	June 30, 2021
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	165,597	144,177	—	309,774
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$223,639	$144,177	$—	$367,816

A summary of the changes in the Company’s other amortizable intangible assets for the six months ended June 30, 2021 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2020	Additions	Amortization	June 30, 2021
Affiliate and customer relationships	$7,304	$—	$(2,886)	$4,418
Non-compete agreement	329	—	(180)	149
Programming contracts	427	30,767	(1,710)	29,484
Other intangibles	15	—	(11)	4
Total finite-lived intangibles	$8,075	$30,767	$(4,787)	$34,055

The aggregate amortization expense of the Company’s amortizable intangible assets was $3.2 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $4.8 million and $3.5 million for the six months ended June 30, 2021 and 2020, respectively. The weighted average remaining amortization period is 3.9 years at June 30, 2021.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$6,415
2022	8,210
2023	6,772
2024	6,772
2025 and thereafter	5,886
Total	$34,055

Note 6. Equity Method Investments

The Company makes investments that support its underlying business strategy and enables it to enter new markets. The Company holds equity investments in Canal 1 and Snap JV (in each case, as defined and discussed below), which are variable interest entities (“VIEs”), for which the Company is not the primary beneficiary. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The activities of each VIE that most significantly impact the VIE’s economic performance are controlled by the VIE’s board of directors and the Company’s representation on the board of directors of each VIE is commensurate with its voting equity interest. As the Company does not hold a majority voting interest or disproportionate voting or other rights, it does not have the power to direct the activities that most significantly impact the economic performance of any of these VIEs.

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of June 30, 2021, we have funded $121.1 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For the three months ended June 30, 2021 and 2020, we recorded $8.6 million and $10.2 million in loss on equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. For the six months ended June 30, 2021 and 2020, we recorded $6.0 million and $17.0 million in loss on equity method investment activity in the accompanying Condensed Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments related to the Canal 1 joint venture was $25.4 million and $29.9 million as of June 30, 2021 and December 31, 2020, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, we had a receivable balance from Canal 1 of $2.6 million, and is included in other assets in the accompanying Condensed Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired and recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. The write-off was recorded in impairment of equity method investment in the Condensed Consolidated Statements of Operations. Due to the write-off of the investment carrying value, we did not record any share of the loss from the investment for the three and six months ended June 30, 2021 and 2020. The net balance recorded in equity method investments related to REMEZCLA was $0 million as of June 30, 2021 and December 31, 2020.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (we own 75% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of June 30, 2021, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For each of the three months ended June 30, 2021 and 2020, we recorded $0 million in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. For the six months ended June 30, 2021 and 2020, we recorded $0 million and $0.2 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.1 million as of June 30, 2021 and December 31, 2020, and is included in the accompanying Condensed Consolidated Balance Sheets.

On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. As a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary, and as of April 1, 2021, is no longer treated as an equity method investment. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments, in the aggregate as of and for the six months ended March 31, 2021 are included below (amounts in thousands):

Total Equity Investees
Current assets	$14,021
Non-current assets	$26,216
Current liabilities	$64,151
Non-current liabilities	$4,254
Net revenue	$5,409
Operating loss	$(6,638)
Net loss	$(16,238)

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

For the six months ended June 30, 2021 and 2020, our income tax expense has been computed utilizing an estimated annual effective tax rate of 46.7% and 35.7%, respectively. The difference between the annual effective rate of 46.7% and the statutory Federal income tax rate of 21% in the six month period ended June 30, 2021, is primarily due to the impact of the Tax Act, which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The annual effective tax rate related to income generated in the U.S. is 31.8%. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 14.9% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the six month period ended June 30, 2021 to 46.7%. Additionally, the gain related to the step acquisition of Pantaya of $30.1 million was determined to be significant and infrequent, and as a result, this item has not been included in the annual effective tax rate.

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

Income tax expense was $1.8 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively. Income tax expense was $3.1 million and $1.2 million for the six months ended June 30, 2021 and 2020, respectively.

Note 8. Long-Term Debt

Long-term debt as of June 30, 2021 and December 31, 2020 consists of the following (amounts in thousands):

	June 30, 2021	December 31, 2020
Senior Notes due February 2024	$250,289	$202,990
Less: Current portion	2,686	2,134
	$247,603	$200,856

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

Additionally, the Third Amended Term Loan Facility provides for a revolving loan (the “Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million. The Revolving Facility is secured on a pari passu basis by the collateral securing the Third Amended Term Loan Facility and will mature on November 15, 2023. The Revolving Facility will bear interest at the Borrowers’ option of either (i) LIBOR (which will not be less than zero) plus a margin of 2.75% or (ii) or an ABR plus a margin of 1.75%, in each case, with a 25 basis points (“bps”) step-up at a First Lien Net Leverage Ratio level of 3.50:1.00 and two 25 bps step-downs at a First Lien Net Leverage Ratio level of 2.50:1.00 and 1.50:1.00. The First Lien Net Leverage Ratio limits the amount of cash netted against debt to a maximum amount of $60.0 million. The Borrowers are also required to pay a quarterly commitment fee on the undrawn balance of the Revolving Facility at 37.5 bps per annum. As of June 30, 2021, the Revolving Facility was undrawn.

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

The Third Amended Term Loan Facility requires the Borrowers to make amortization payments (in quarterly installments) equal to 1.00% per annum with respect to the Third Amended Term Loan Facility with any remaining amount due at final maturity. The Third Amended Term Loan Facility principal payments commenced on June 30, 2021, with a final installment due on February 14, 2024. Voluntary prepayments are permitted, in whole or in part, subject to certain minimum prepayment requirements.

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

In accordance with ASC 470 – Debt, the Incremental Facility borrowing was deemed a modification of the Second Term Loan Facility and as such, an additional $2.0 million of OID incurred in connection with the Third Amended Term Loan Facility was added to the existing OID. As of June 30, 2021, the original issue discount balance was $2.7 million, net of accumulated amortization of $2.8 million and was recorded as a reduction to the principal amount of the long-term debt outstanding as presented on the accompanying Condensed Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. Financing costs of $0.6 million incurred in connection with the Third Amended Term Loan Facility were expensed in accordance with ASC 470 – Debt and are included in other expenses in the accompanying Condensed Consolidated Statement of Operations at June 30, 2021. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.7 million, net of accumulated amortization of $2.6 million, are presented as a reduction to the Third Amended Term Loan Facility outstanding at June 30, 2021 as presented on the accompanying Condensed Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. An additional $0.6 million of deferred costs incurred on the Revolving Facility, in connection with the Third Amended Term Loan Facility, was recorded to prepaid and other current assets and other non-current assets in the accompanying Condensed Consolidated Balance Sheets and will be amortized on a straight-line basis through maturity on November 15, 2023. As of June 30, 2021, deferred costs for the Revolving Facility were $0.6 million, net of accumulated amortization of $0.1 million.

The carrying value of the long-term debt approximates fair value at June 30, 2021 and December 31, 2020, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of June 30, 2021 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$1,358
2022	2,656
2023	2,656
2024	246,976
Total	$253,646

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

The change in the fair value of the interest rate swap agreements for the three months ended June 30, 2021 and 2020, resulted in an unrealized gain of $0.4 million and $0.1 million, respectively, and was included in AOCI net of taxes. The change in the fair value of the interest rate swap agreements for the six months ended June 30, 2021 and 2020, resulted in an unrealized gain of $0.9 million and an unrealized loss of $2.3 million, respectively, which were included in AOCI net of taxes. The Company paid $0.5 million and $0.4 million of net interest on the settlement of the interest rate swap agreements for each of the three months ended June 30, 2021 and 2020, respectively. The Company paid $0.9 million and $0.4 million of net interest on the settlement of the interest rate swap agreements for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020.

The aggregate fair value of the interest rate swaps was $1.4 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectively, and was recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (amounts in thousands):

		Estimated Fair Value
		June 30, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$1,355	—	$1,355

		Estimated Fair Value
		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$2,231	—	$2,231

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, other intangible assets, and equity method investments. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. The Company accounted for the acquisition of the remaining 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% equity interest to fair value prior to completing the acquisition method of accounting. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest by adjusting for a control premium, which was based on comparable market transactions. As a result, the Company increased the value of its existing equity interest to its fair value resulting in the recognition of a non-cash gain of $30.1 million, which was included in (loss) gain on equity method investment activity in the accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2021. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements. There were no other changes to the fair value of non-financial assets and liabilities measured on a nonrecurring basis.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 11. Stockholders’ Equity

Capital stock

As of June 30, 2021, the Company had 20,484,602 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On November 18, 2020, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. The expiration date for the repurchase plan is November 19, 2021. For the six months ended June 30, 2021, the Company repurchased 127,458 shares of Class A common stock under the repurchase program for an aggregate purchase price of $1.3 million. As of June 30, 2021, the Company repurchased 0.2 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $1.7 million, and the repurchased shares were recorded as treasury stock on the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2021, the Company had $18.3 million remaining for future repurchases under the existing stock repurchase program.

Equity incentive plans

Effective May 25, 2021, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 10.2 million shares of our Class A common stock. At June 30, 2021, 3.2 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company’s performance-based option awards vest based on the achievement of certain non-market-based performance metrics of the Company, subject to the grantee’s continued employment or service with the Company. The event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company’s annual stockholder meeting.

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.5 million and $1.4 million for the three months ended June 30, 2021 and 2020, respectively, and $2.8 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $3.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years. As of June 30, 2021, there was $5.0 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years.

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

	Six Months Ended	Year Ended
Black-Scholes Option Valuation Assumptions	June 30, 2021	December 31, 2020
Risk-free interest rate	0.97% – 1.08%	0.42% - 0.50%
Dividend yield	—	—
Volatility	37.3% - 39.8%	44.2% - 46.1%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the six months ended June 30, 2021 (shares and intrinsic value in thousands):

		Weighted-	Weighted- average
		average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term	value
Outstanding at December 31, 2020	3,935	$11.69	5.1	$291
Granted	495	11.87	6.0	—
Exercised	(50)	10.20	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2021	4,380	$11.68	5.1	$2,356
Vested at June 30, 2021	3,452	$11.64	4.2	$2,188
Exercisable at June 30, 2021	3,452	$11.64	4.2	$2,188

The weighted average grant date fair value of options granted for the six months ended June 30, 2021 was $4.64. At June 30, 2021, 0.5 million options granted and included in the table above are unvested performance-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the six months ended June 30, 2021 (shares in thousands):

		Weighted-average
	Number of shares	grant date fair value
Outstanding at December 31, 2020	499	$11.26
Granted	512	11.87
Vested	(518)	11.29
Forfeited	—	—
Outstanding at June 30, 2021	493	$11.87

Note 12. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 13. Leases

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Total lease cost was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. Leases with a term of one year or less are classified as short-term and are not recognized in the Condensed Consolidated Balance Sheets.

A summary of the classification of operating leases on our Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (amounts in thousands):

		June 30,	December 31,
		2021	2020
Operating lease right-of-use assets		$1,544	$1,820
Operating lease liability, current	(Other accrued expenses)	678	609
Operating lease liability, non-current	(Other long-term liabilities)	$1,079	$1,400

Components of lease cost reflected in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three months ended June 30,
	2021	2020
Operating lease cost	$168	$152
Short-term lease cost	135	12
Total lease cost	$303	$164

	Six months ended June 30,
	2021	2020
Operating lease cost	$337	$320
Short-term lease cost	178	85
Total lease cost	$515	$405

A summary of weighted-average remaining lease term and weighted-average discount rate as of June 30, 2021:

Weighted-average remaining lease term	3.3	years
Weighted average discount rate	6.2%

Supplemental cash flow and other non-cash information for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	Six months ended June 30,
	2021	2020
Operating cash flows from operating leases	$304	$288
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	—	—

Future annual minimum lease commitments as of June 30, 2021 were as follows (amounts in thousands):

June 30, 2021
Remainder of 2021	$407
2022	614
2023	494
2024	226
2025	201
Total minimum payments	$1,942
Less: amount representing interest	(185)
Lease liability	$1,757

Note 14. Commitments

The Company has other commitments in addition to the various operating leases included in Note 13, “Leases” of Notes to Condensed Consolidated Financial Statements, primarily programming and marketing.

Future minimum payments as of June 30, 2021, are as follows (amounts in thousands):

June 30, 2021
Remainder of 2021	$16,662
2022	11,752
2023	2,626
2024	685
2025 and thereafter	575
Total	$32,300

Note 15. Subsequent Events

Effective July 15, 2021, the Company entered into an agreement with Snap Distribution, Inc., a British Virgin Islands company, pursuant to which, Snap Distribution, Inc. will relinquish the 25% minority interest in Snap Global, LLC, at which point Snap Global, LLC will become a wholly owned subsidiary of the Company. Additionally, Snap Distribution, Inc. waived the remaining consideration payment of $0.5 million, which would have been payable in the fourth quarter of 2021.

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

Headquartered in Miami, Florida, our portfolio consists of the following:

●	Cinelatino: the leading Spanish-language cable movie network with approximately 3.6 million(1) subscribers in the U.S. and 14.0 million(1) subscribers across Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S.
●	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement eleven years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 67 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.
●	WAPA Deportes: through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring MLB, NBA and professional sporting events from Puerto Rico.
●	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to over 3.4 million(1) subscribers, excluding digital basic subscribers.
●	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated telenovela cable television network in primetime. Pasiones has approximately 3.9 million(1) subscribers in the U.S. and 15.5 million(1) subscribers in Latin America.
●	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to over 3.3 million(1) subscribers.
●	Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fifth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to over 2.2 million(1) subscribers.

●	Pantaya: the first ever premium subscription streaming service of Spanish-language offering the largest selection of current and classic, commercial free blockbusters and critically acclaimed movies and series from Latin America and the U.S. including original productions from Pantaya’s production arm, Pantelion, and titles from our library, as well as titles from third party providers such as Lionsgate and Grupo Televisa. The Company formed Pantaya in partnership with Lionsgate and launched the service in August 2017. On March 31, 2021, the Company acquired the remaining 75% equity interest from Lionsgate, and is now a consolidated subsidiary of the Company effective as of the Acquisition Date. As of June 30, 2021, Pantaya had nearly 1.0 million subscribers.
●	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista.
●	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.
●	REMEZCLA: a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.
(1)	Subscriber amounts are based on most recent remittances received from our Distributors as of the period end date, which are typically two months prior to the period end date.

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

All of our Networks receive fees paid by distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific subscriber revenue we earn varies from period to period, distributor to distributor and also varies among our Networks, but is generally based upon the number of each distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in subscriber revenue are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The growth in our subscriber revenue will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Additionally, our revenues benefit from contractual rate increases stipulated in most of our affiliation agreements. We also generate subscriber revenue from monthly subscriptions to Pantaya, our subscription video on demand (“SVOD”) service. The SVOD service is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our SVOD service. Estimates of revenue generated but not yet reported by the Company’s third party distributors are made based on the estimated number of subscribers using recent reporting.

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

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position, as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. As a result, management believes our U.S. cable networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic audience, and growth in the U.S. Hispanic population, which is expected to continue its long-term upward trajectory.

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

Management expects Pantaya and our U.S. television networks to benefit from growth in the U.S. Hispanic population, as it continues its long-term growth. The U.S. Census Bureau estimated that nearly 60.5 million Hispanics resided in the United States in 2019, representing an increase of more than 25 million people between 2000 and 2019, and that number is projected to grow to 75 million by 2030. U.S. Hispanic television households grew by 36% during the period from 2010 to 2021, from 12.9 million households to 17.6 million households.

Similarly, management expects Cinelatino and Pasiones to benefit from growth in Latin America. Pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 55 million in 2020 to 60 million by 2025. Furthermore, as of December 31, 2020, Cinelatino and Pasiones were each distributed to only 26% of total pay-TV subscribers throughout Latin America (excluding Brazil).

Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and attractive market for broadcast television. Colombia had a population of 51 million as of December 31, 2020, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 59% share of overall television viewing. These factors resulted in an annual market for free-to-air television advertising of approximately $207 million for 2020 (as converted utilizing the average foreign exchange rate during the period).

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

The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations through June 30, 2021. While the Company’s advertising revenue improved in second half of 2020 and continued into the first half of 2021, the Company is unable to reasonably predict the impact that a significant change in circumstances, including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, may have on our businesses in the future. The nature and full extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be reasonably predicted. These factors include the length and severity of the outbreak, including the extent of surges in positive cases related to variants of COVID-19 , such as the Delta variant, as well as the availability and efficacy of vaccines and treatments for the disease and whether individuals choose to vaccinate themselves, the responses of private sector businesses and governments, including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers.

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

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, is also negatively impacted. Colombia’s President Ivan Duque declared a state of emergency, locking down the country on March 20, 2020. Since then, the restrictions on business and other activities have been lifted gradually but have never been totally eliminated, and the state of emergency declaration has been extended to November 25, 2021. Currently, restrictions remain, including limiting operating capacity of the airline industry, restaurants, and hotels to a maximum of 30%, while movie theaters are partially open, other entertainment venues remain closed, and most government discretionary spending continues to be frozen. All of these circumstances have had a material adverse impact on advertising spending, and accordingly, have had a material adverse impact on Canal 1’s advertising revenue. It remains unclear when advertising will return to pre-COVID-19 levels. In May 2021, the third wave of the pandemic hit the country severely. As of July 20, 2021, 31 million vaccine dozes have arrived, and only 31% of the population target have received the full vaccination cycle.

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

(amounts in thousands)

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	June 30,		Favorable/	Favorable/	June 30,		Favorable/	Favorable/
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020	(Unfavorable)	(Unfavorable)
Net revenues	$50,460	$34,735	$15,725	45.3%	$88,037	$67,144	$20,893	31.1%
Operating expenses:
Cost of revenues	14,798	12,560	(2,238)	(17.8)%	26,577	23,527	(3,050)	(13.0)%
Selling, general and administrative	24,908	10,208	(14,700)	NM	36,299	21,441	(14,858)	(69.3)%
Depreciation and amortization	4,337	2,794	(1,543)	(55.2)%	7,002	5,925	(1,077)	(18.2)%
Other expenses	1,363	27	(1,336)	NM	8,091	3,048	(5,043)	NM
(Gain) loss from FCC spectrum repack and other	(2,124)	182	2,306	NM	(2,176)	173	2,349	NM
Total operating expenses	43,282	25,771	(17,511)	(67.9)%	75,793	54,114	(21,679)	(40.1)%
Operating income	7,178	8,964	(1,786)	(19.9)%	12,244	13,030	(786)	(6.0)%
Other (expense) income:
Interest expense and other, net	(3,165)	(2,496)	(669)	(26.8)%	(5,523)	(5,282)	(241)	(4.6)%
(Loss) gain on equity method investment activity	(8,569)	(10,189)	1,620	15.9%	24,040	(17,208)	41,248	NM
Impairment of equity method investment	—	—	—	—	—	(5,479)	5,479	100.0%
Other expense, net	—	—	—	—	(668)	—	(668)	NM
Total other (expense) income	(11,734)	(12,685)	951	7.5%	17,849	(27,969)	45,818	NM
(Loss) income before income taxes	(4,556)	(3,721)	(835)	(22.4)%	30,093	(14,939)	45,032	NM
Income tax expense	(1,785)	(2,884)	1,099	38.1%	(3,053)	(1,209)	(1,844)	NM
Net (loss) income	(6,341)	(6,605)	264	4.0%	27,040	(16,148)	43,188	NM
Net loss (income) attributable to non-controlling interest	55	(77)	132	NM	32	38	(6)	(15.8)%
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(6,286)	$(6,682)	$396	5.9%	$27,072	$(16,110)	$43,182	NM

NM = Not meaningful

Net Revenues

Net revenues were $50.5 million for the three months ended June 30, 2021, an increase of $15.7 million, or 45%, as compared to $34.7 million for the comparable period in 2020, due to increases in both subscriber revenue and advertising revenue. Subscriber revenue increased $12.9 million, or 67%, primarily due to the inclusion of Pantaya, which the Company acquired on March 31, 2021, as well as, contractual rate increases and new launches of our television Networks, offset in part by a decline in U.S. cable subscribers. Advertising revenue increased $4.9 million, or 40%, primarily due to growth in the Puerto Rico television advertising market, coupled with an increase in WAPA’s share of the market, as well as an increase in advertising revenue at our Cable Networks. Other revenue decreased $2.1 million, or 69%, driven primarily by the timing of the licensing of content.

Net revenues were $88.0 million for the six months ended June 30, 2021, an increase of $20.9 million, or 31%, as compared to $67.1 million for the comparable period in 2020, due to increases in both subscriber revenue and advertising revenue. Subscriber revenue increased $13.1 million, or 33%, primarily due to the inclusion of Pantaya, which the Company acquired on March 31, 2021, as well as, contractual rate increases and new launches of our television Networks, offset in part by a decline in U.S. cable subscribers. Advertising revenue increased $9.0 million, or 37%, primarily due to growth in the Puerto Rico television advertising market, coupled with an increase in WAPA’s share of the market, as well as an increase in advertising revenue at our Cable Networks. Other revenue decreased $1.1 million, or 30%, driven primarily by the timing of the licensing of content.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization, participation and residual costs, streaming delivery costs and distribution fees. Cost of revenues for the three months ended June 30, 2021, were $14.8 million, an increase of $2.2 million, or 18%, compared to $12.6 million for the comparable period in 2020. Cost of revenues for the six months ended June 30, 2021, were $26.6 million, an increase of $3.1 million, or 13%, compared to $23.5 million for the comparable period in 2020. These increases were due to the inclusion of Pantaya, primarily content and streaming delivery costs and distribution expenses. Additionally, programming and production costs increased due to the postponement or cancelation of certain programming and sporting events in the prior year periods due to the pandemic.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of marketing and research, stock-based compensation, employee costs, occupancy costs and other general administrative costs. Selling, general, and administrative expenses for the three months ended June 30, 2021, were $24.9 million, an increase of $14.7 million compared to $10.2 million for the comparable period in 2020. Selling, general, and administrative expenses for the six months ended June 30, 2021, were $36.3 million, an increase of $14.9 million, or 69%, compared to $21.4 million for the comparable period in 2020. These increases were due to the inclusion of Pantaya, primarily marketing and personnel expenses, as well as higher advertising sales commissions due to higher advertising revenue, and higher stock-based compensation. The increases were also due to cost reductions implemented in the prior year periods in response to the pandemic that we did not have in the current year periods including voluntary salary reductions and employee retention credits.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the three months ended June 30, 2021, was $4.3 million, an increase of $1.5 million, or 55%, compared to $2.8 million for the comparable period in 2020. Depreciation and amortization for the six months ended June 30, 2021, was $7.0 million, an increase of $1.1 million, or 18%, compared to $5.9 million for the comparable period in 2020. These increases were due to the amortization of intangible assets recognized as part of the Pantaya Acquisition, offset in part by the amortization of certain intangible assets that were fully amortized in during the prior year.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses for the three months ended June 30, 2021, were $1.4 million, an increase of $1.4 million, compared to $0.0 million in the comparable period in 2020, due to expenses incurred in connection with the Pantaya Acquisition. Other expenses for the six months ended June 30, 2021, were $8.1 million, an increase of $5.1 million, compared to $3.0 million in the comparable period in 2020, due to expenses incurred in connection with the Pantaya Acquisition and the incremental borrowing on our Third Amended Term Loan Facility.

(Gain) Loss from FCC repack and other: (Gain) loss from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment we have purchased as a result of the FCC mandated spectrum repack, and gain or loss from the sale of assets no longer utilized in the operations of the business. Gain from FCC spectrum repack and other for the three months ended June 30, 2021, was $2.1 million as compared to a loss of $0.2 million in the comparable period of 2020. Gain from FCC spectrum repack and other for the six months ended June 30, 2021, was $2.2 million as compared to a loss of $0.2 million in the comparable period of 2020. These increases were due to reimbursements received from the FCC for equipment purchases required as a result of the FCC mandated spectrum repack and the disposal of assets no longer utilized in the operations of the business during the prior year period.

Other Expenses

Interest Expense and other, net: Interest expense for the three and six months ended June 30, 2021, increased $0.7 million, or 27% and $0.2 million, or 5%, respectively. These increases were due to incremental borrowing on our Third Amended Term Loan Facility and the unfavorable impact from our swaps, offset in part by lower average interest rates due to the decline in LIBOR.

(Loss) Gain on Equity Method Investment Activity: Loss on equity method investment activity for the three months ended June 30, 2021, was $8.6 million, a decrease of $1.6 million compared to $10.2 million for the comparable period in 2020, due to lower losses at Canal 1 as a result of the favorable impact of unrealized foreign currency gains on U.S. dollar denominated obligations and improved operating results. Gain on equity method investment activity for the six months ended June 30, 2021, was $24.0 million, as compared to a loss of $17.2 million for the comparable period in 2020, primarily due to a $30.1 million one-time non-cash gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest on March 31, 2021. The improvement was also due to lower losses at Canal 1 due to a non-recurring non-cash charge in the prior year period, the favorable impact of unrealized foreign currency gains on U.S. dollar denominated obligations and improved operating results. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

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

Other expense, net: Other expense, net for the six months ended June 30, 2021, was $0.7 million due to the write-off of the net book value of programming rights at the Company for content licensed from Pantaya prior to the Acquisition Date.

Income Tax Expense

Income tax expense for the three months ended June 30, 2021, was $1.8 million as compared to $2.9 million for the comparable period in 2020, due to lower taxable income in the current year period. Income tax expense for the six months ended June 30, 2021, was $3.1 million as compared to income tax expense of $1.2 million for the comparable period in 2020, due to higher taxable income in the current year period. For more information, see Note 7, “Income Taxes” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net (Loss) Income

Net loss for the three months ended June 30, 2021, was $6.3 million as compared to $6.6 million for the comparable period in 2020. Net income for the six months ended June 30, 2021, was $27.0 million as compared to net loss of $16.1 million for the comparable period in 2020, as the current year period benefitted from a one-time non-cash gain of $30.1 million recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest.

Net Loss (Income) Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, for the three months ended June 30, 2021, was $0.1 million as compared to net income attributable to non-controlling interest of $0.1 million for the comparable period in 2020. Net loss attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, for each of the six months ended June 30, 2021 and 2020 was $0.0 million.

Net (Loss) Income Available to Hemisphere Media Group, Inc.

Net loss available to Hemisphere Media Group, Inc. for the three months ended June 30, 2021, was $6.3 million as compared to $6.7 million for the comparable period in 2020. Net income available to Hemisphere Media Group, Inc. for the six months ended June 30, 2021, was $27.1 million as compared to net loss of $16.1 million for the comparable period in 2020.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand and cash flows from operating activities. At June 30, 2021, we had $72.4 million of cash on hand and $30.0 million undrawn and available under our Revolving Facility. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

Cash Flows

	Six Months Ended June 30,
Amounts in thousands:	2021	2020
Cash provided by (used in):
Operating activities	$19,899	$21,434
Investing activities	(124,859)	(7,024)
Financing activities	42,928	(1,578)
Net (decrease) increase in cash	$(62,032)	$12,832

Comparison for the Six Months Ended June 30, 2021 and June 30, 2020

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

Net cash provided by operating activities for the six months ended June 30, 2021 was $19.9 million, a decrease of $1.5 million, as compared to $21.4 million in the prior year period, due to a decrease in non-cash items of $48.6 million, offset in part by an improvement in net income of $43.2 million and an increase in net working capital of $3.9 million. The decrease in non-cash items is due to a $41.2 million improvement in gain on equity method investment activity primarily due to a $30.1 million one-time gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest, a $5.5 million impairment of equity method investment related to REMEZCLA in the prior year period, an increase in gain from FCC spectrum repack and other of $2.3 million, and decreases in programming amortization of $1.4 million and provision for bad debt of $0.9 million, offset in part by an increase in depreciation and amortization of $1.1 million, and other non-cash acquisition related charges of $1.3 million. The increase in net working capital is due to a decrease in accounts receivable of $4.2 million and increases in other accrued expenses of $7.2 million, accounts payable of $6.0 million, income taxes payable of $2.6 million and other liabilities of $0.5 million, offset in part by a decrease in programming rights payable of $6.4 million and increases in programming rights of $6.2 million, prepaids and other assets of $3.5 million, and due to/from related parties of $0.4 million.

For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

For more information, see Note 6, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021, was $124.9 million, an increase of $117.8 million as compared to $7.0 million in the prior year period. The increase was primarily due to the net cash paid for the Pantaya Acquisition of $122.6 million and an increase in capital expenditures of $2.2 million, offset in part by a decline in funding of equity investments of $4.9 million and increased proceeds received from the FCC related to the spectrum repack of $2.1 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021, was $42.9 million, an increase of $44.5 million as compared to net cash used of $1.6 million in the prior year period. The increase is due to net proceeds of $47.4 million received from incremental borrowing under our Third Amended Term Loan Facility in connection with the Pantaya Acquisition, offset in part by an increase in repurchases of our Class A common stock of $2.8 million.

For more information, see Note 8, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

There have not been any material changes during the quarter ended June 30, 2021 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021; provided, however, certain risks applicable to our Networks or our Business disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, may also be applicable to Pantaya effective as of the Acquisition Date, unless the context requires otherwise.

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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
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

HEMISPHERE MEDIA GROUP, INC.

DATE: August 9, 2021	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 9, 2021	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)