Form 10-Q
period 2021-09-30
HEMISPHERE MEDIA GROUP, INC.
filed 2021-11-08
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of November 3, 2021
Class A common stock, par value $0.0001 per share	20,550,862 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

September 30, 2021

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “ASG Latin” refers to ASG Latin, LLC, a Delaware limited liability company, a joint venture among Pantelion 2.0, LLC, a subsidiary of Pantaya, and ASG Music Group, LLC; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), app distribution platforms, as applicable, and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems; “Holdings” refers to “Hemisphere Media Holdings, LLC, a Delaware limited liability company and indirect, wholly owned subsidiary of Hemisphere; “HMTV Cable” refers to HMTV Cable, Inc., a Delaware corporation, the parent company of the entities for the networks consisting of Pasiones, TV Dominicana, and Centroamerica TV; “HMTV Distribution” refers to HMTV Distribution, LLC, a Delaware limited liability company, the parent company of Snap Media; “HMTV DTC” refers to HMTV DTC, LLC, a Delaware limited liability company, the parent company of Pantaya; “MarVista” refers to Mar Vista Entertainment, LLC, a Delaware limited liability company; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company and its consolidated subsidiaries; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10 K for the year ended December 31, 2017; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its consolidated subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10 K for the year ended December 31, 2017; “Third Amended Term Loan Facility” refers to our Term Loan Facility amended on March 31, 2021 as set forth on Exhibit 10.1 to the Company’s Quarterly Report on Form 10 Q for the quarter ended March 31, 2021; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA Holdings” refers to WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC), a Delaware limited liability company, the parent company of WAPA and WAPA America; and “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash	$54,680	$134,471
Accounts receivable, net of allowance for doubtful accounts of $915 and $919, respectively	33,473	35,955
Due from related parties	581	943
Programming rights	6,836	8,301
Prepaids and other current assets	23,035	9,298
Total current assets	118,605	188,968
Programming rights, net of current portion	20,726	13,430
Property and equipment, net	31,728	31,798
Operating lease right-of-use assets	1,425	1,820
Broadcast license	41,356	41,356
Goodwill	236,764	165,597
Other intangibles, net	120,879	24,761
Equity method investments	24,959	29,782
Other assets	7,429	4,333
Total Assets	$603,871	$501,845

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	11,602	2,350
Due to related parties	690	648
Accrued agency commissions	5,110	6,529
Accrued compensation and benefits	6,223	5,934
Accrued marketing	7,965	7,066
Other accrued expenses	22,978	8,137
Income taxes payable	2,952	2,233
Programming rights payable	13,245	7,626
Current portion of long-term debt	2,656	2,134
Total current liabilities	73,421	42,657
Programming rights payable, net of current portion	3,237	776
Long-term debt, net of current portion	247,261	200,856
Deferred income taxes	25,545	19,306
Other long-term liabilities	2,794	3,932
Defined benefit pension obligation	2,917	2,832
Total Liabilities	355,175	270,359

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at September 30, 2021 and December 31, 2020	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,992,774 and 25,457,709 shares issued at September 30, 2021 and December 31, 2020, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at September 30, 2021 and December 31, 2020	2	2
Additional paid-in capital	287,063	279,800
Class A treasury stock, at cost, 6,001,151 and 5,710,416 at September 30, 2021 and December 31, 2020, respectively	(64,763)	(61,453)
Retained earnings	27,560	14,840
Accumulated other comprehensive loss	(1,169)	(2,187)
Total Hemisphere Media Group Stockholders’ Equity	248,696	231,005
Equity attributable to non-controlling interest	—	481
Total Stockholders’ Equity	248,696	231,486
Total Liabilities and Stockholders’ Equity	$603,871	$501,845

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$50,791	$37,172	$138,828	$104,316
Operating expenses:
Cost of revenues	16,024	10,994	42,601	34,521
Selling, general and administrative	31,164	10,819	67,463	32,260
Depreciation and amortization	10,861	2,771	17,863	8,696
Other expenses	413	172	8,504	3,220
Gain from FCC spectrum repack and other	(309)	(1,004)	(2,485)	(831)
Total operating expenses	58,153	23,752	133,946	77,866
Operating (loss) income	(7,362)	13,420	4,882	26,450
Other (expense) income:
Interest expense and other, net	(3,278)	(2,551)	(8,801)	(7,833)
(Loss) gain on equity method investment activity	(3,222)	(988)	20,818	(18,196)
Impairment of equity method investment	—	—	—	(5,479)
Other income (expense), net	540	—	(128)	—
Total other (expense) income	(5,960)	(3,539)	11,889	(31,508)
(Loss) income before income taxes	(13,322)	9,881	16,771	(5,058)
Income tax expense	(1,479)	(4,664)	(4,532)	(5,873)
Net (loss) income	(14,801)	5,217	12,239	(10,931)
Net loss attributable to non-controlling interest	—	80	32	118
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(14,801)	$5,297	$12,271	$(10,813)

(Loss) income per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.37)	$0.13	$0.31	$(0.27)
Diluted	$(0.37)	$0.13	$0.31	$(0.27)

Weighted average shares outstanding:
Basic	39,713	39,489	39,578	39,415
Diluted	39,713	39,525	39,960	39,415

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive (Loss) Income

(Unaudited)

(amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(14,801)	$5,217	$12,239	$(10,931)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income taxes	344	373	1,018	(1,433)
Comprehensive (loss) income	(14,457)	5,590	13,257	(12,364)
Comprehensive loss attributable to non-controlling interest	—	80	32	118
Comprehensive (loss) income attributable to Hemisphere Media Group, Inc.	$(14,457)	$5,670	$13,289	$(12,246)

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2021

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at June 30, 2021	25,988	$3	19,720	$2	$285,373	$(64,719)	$41,912	$(1,513)	$449	$261,507
Net loss	—	—	—	—	—	—	(14,801)	—	—	(14,801)
Vesting of restricted stock	5	—	—	—	—	(19)	—	—	—	(19)
Repurchases of Class A Common Stock	—	—	—	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	—	—	1,690	—	—	—	—	1,690
Other comprehensive income, net of tax	—	—	—	—	—	—	—	344	—	344
Acquisition of non-controlling interest	—	—	—	—	—	—	449	—	(449)	—
Balance at September 30, 2021	25,993	$3	19,720	$2	$287,063	$(64,763)	$27,560	$(1,169)	$—	$248,696

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at December 31, 2020	25,458	$3	19,720	$2	$279,800	$(61,453)	$14,840	$(2,187)	$481	$231,486
Net income (loss)	—	—	—	—	—	—	12,271	—	(32)	12,239
Vesting of restricted stock	284	—	—	—	—	(844)	—	—	—	(844)
Issuance of Class A Common Stock	238	—	—	—	2,778	(1,077)	—	—	—	1,701
Repurchases of Class A Common Stock	—	—	—	—	—	(1,346)	—	—	—	(1,346)
Stock-based compensation	—	—	—	—	4,485	—	—	—	—	4,485
Exercise of stock options	13	—	—	—	(0)	(43)	—	—	—	(43)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,018	—	1,018
Acquisition of non-controlling interest	—	—	—	—	—	—	449	—	(449)	—
Balance at September 30, 2021	25,993	$3	19,720	$2	$287,063	$(64,763)	$27,560	$(1,169)	$—	$248,696

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Nine Months Ended September 30, 2020

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A	Retained	Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	(Deficit)	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at June 30, 2020	25,439	$3	19,720	$2	$277,154	$(61,031)	$(35)	$(2,598)	$1,346	$214,841
Net income (loss)	—	—	—	—	—	—	5,297	—	(80)	5,217
Stock-based compensation	—	—	—	—	1,315	—	—	—	—	1,315
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	373	—	373
Balance at September 30, 2020	25,439	$3	19,720	$2	$278,469	$(61,031)	$5,262	$(2,225)	$1,266	$221,746

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at December 31, 2019	25,202	$3	19,720	$2	$274,518	$(60,521)	$16,075	$(792)	$1,384	$230,669
Net loss	—	—	—	—	—	—	(10,813)	—	(118)	(10,931)
Stock-based compensation	—	—	—	—	3,951	—	—	—	—	3,951
Vesting of restricted stock	237	—	—	—	—	(510)	—	—	—	(510)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,433)	—	(1,433)
Balance at September 30, 2020	25,439	$3	19,720	$2	$278,469	$(61,031)	$5,262	$(2,225)	$1,266	$221,746

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities:
Net income (loss)	$12,239	$(10,931)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,863	8,696
Program amortization	11,038	12,246
Amortization of deferred financing costs and original issue discount	913	438
Stock-based compensation	4,485	3,951
Provision for bad debts	58	952
Gain from FCC repack and other	(2,485)	(831)
(Gain) loss on equity method investment activity	(20,818)	18,196
Amortization of operating lease right-of-use assets	416	361
Other non-cash acquisition charges	1,258	—
Deferred tax expense	(1,141)	306
Impairment of equity method investment	—	5,479
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	5,445	(3,648)
Due from related parties, net	404	1,078
Programming rights	(17,537)	(10,841)
Prepaids and other assets	(9,095)	2,124
(Decrease) increase in:
Accounts payable	6,445	3,595
Other accrued expenses	1,677	614
Programming rights payable	(6,307)	4,147
Income taxes payable	719	—
Other liabilities	271	205
Net cash provided by operating activities	5,848	36,137
Cash Flows From Investing Activities:
Funding of equity method investments	(4,453)	(7,499)
Capital expenditures	(3,199)	(1,977)
FCC repack proceeds	2,444	1,041
Cash paid for acquisition of Pantaya	(122,621)	—
Net cash used in investing activities	(127,829)	(8,435)
Cash Flows From Financing Activities:
Purchases of common stock	(3,310)	(510)
Repayments of long-term debt	(1,862)	(1,602)
Proceeds from incremental term loan	48,000	—
Payment of financing fees	(638)	—
Net cash provided by (used in) financing activities	42,190	(2,112)
Net (decrease) increase in cash	(79,791)	25,590
Cash:
Beginning	134,471	92,151
Ending	$54,680	$117,741

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$7,865	$7,586
Income taxes	$2,307	$1,112
Non-cash investing activity (acquisition related):
Issuance of Class A Common Stock	$2,188	$—
Effective settlement of pre-existing receivables and payables, net	$1,499	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

Note 1. Nature of Business

Nature of business: The accompanying Condensed Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), HMTV Cable, Inc. (“HMTV Cable”), the parent company of the entities for the networks consisting of Pasiones, TV Dominicana, and Centroamerica TV, HMTV Distribution, LLC (“HMTV Distribution”), the parent of Snap Global, LLC, and its wholly owned subsidiaries (“Snap Media”), in which we acquired a 75% interest on November 26, 2018 and subsequently received the remaining 25% interest via relinquishment on July 15, 2021 (see below), and HMTV DTC, LLC (“HMTV DTC”), the parent company of Pantaya, LLC, and its subsidiaries (“Pantaya”), including a joint venture, ASG Latin, LLC, which we acquired on March 31, 2021 (see below). Hemisphere was formed on January 16, 2013 for purposes of effecting its initial public offering, which was consummated on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Condensed Consolidated Financial Statements.

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

Effective July 15, 2021, the Company entered into an omnibus modification agreement with Snap Distribution, Inc., a British Virgin Islands company, pursuant to which Snap Distribution, Inc. relinquished the non-controlling 25% interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company. For more information, see Note 11, “Stockholders’ Equity” of Notes to Condensed Consolidated Financial Statements.

Reclassification: Certain prior year amounts on the presented Condensed Consolidated Statement of Cash Flows have been reclassified to conform to current year presentation.

Basis of presentation: The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and nine months ended September 30, 2021 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2021. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted (loss) income per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator for (loss) income per common share calculation:
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(14,801)	$5,297	$12,271	$(10,813)

Denominator for (loss) income per common share calculation:
Weighted-average common shares, basic	39,713	39,489	39,578	39,415
Effect of dilutive securities
Stock options and restricted stock	—	36	382	—
Weighted-average common shares, diluted	39,713	39,525	39,960	39,415

(Loss) income per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.37)	$0.13	$0.31	$(0.27)
Diluted	$(0.37)	$0.13	$0.31	$(0.27)

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted (loss) income per common share calculation. Per the Accounting Standards Codification (“ASC”) 260, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted (loss) income per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 1.7 million and 3.9 million shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”) for the three months ended September 30, 2021 and 2020, respectively, were excluded from the computation of diluted loss per common share for these periods because their effect would have been anti-dilutive. Potentially dilutive securities representing 2.0 million and 3.1 million shares of Class A common stock for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the computation of diluted (loss) income per common share for these periods because their effects would have been anti-dilutive. The net (loss) income per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from operations for the three months ended September 30, 2021, 0.4 million outstanding Class A common stock awards were excluded from the computation of diluted loss per share because their effect was anti-dilutive. As a result of the loss from operations for the nine months ended September 30, 2020, 0.2 million outstanding Class A common stock awards were excluded from the computation of diluted loss per share because their effect was anti-dilutive.

Risks and uncertainties: In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations through September 30, 2021. However, the Company is unable to reasonably predict the impact that a significant change in circumstances, including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, may have on our businesses in the future. The nature and full extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be reasonably predicted. These factors include the length and severity of the outbreak, including the extent of surges in positive cases related to variants of COVID-19, such as the Delta variant, as well as the availability and efficacy of vaccines and treatments for the disease and whether individuals choose to vaccinate themselves, the responses of private sector businesses and governments, including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see “Item 1A-Risk Factors” included elsewhere in this Quarterly Report.

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

Use of estimates: In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for each of the three and nine months ended September 30, 2021 and 2020. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

Recently adopted Accounting Standards: On January 1, 2021, we adopted Financial Accounting Standards Board (“the FASB”) ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The updated guidance simplifies the accounting for income taxes in several areas by removing certain exceptions and by clarifying and amending existing guidance applicable to accounting for income taxes. The adoption of this ASU did not have an impact on our accompanying Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2021.

Accounting guidance not yet adopted: In March 2020, the FASB issued ASU 2020-04-Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The update provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020, and can be adopted on a prospective basis no later than December 31, 2022. We are currently evaluating the impact that the updated accounting guidance will have on our accompanying Condensed Consolidated Financial Statements.

In October 2021, the FASB issued ASU 2021-08-Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update will require companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The update will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact that the updated accounting guidance will have on our accompanying Condensed Consolidated Financial Statements.

Note 2. Revenue Recognition

The following is a description of principal activities from which we generate our revenue:

Subscriber revenue: We enter into arrangements with multi-channel video Distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) to provide a continuous feed of our Networks generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific subscriber revenue we earn varies from period to period, Distributor to Distributor, and also varies among our Networks, but is generally based upon the number of each Distributor’s paying subscribers who subscribe to our Networks. Changes in subscriber revenue are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to our Networks generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically due and received within sixty days of the remittance. We also generate subscriber revenue from monthly subscriptions to Pantaya, our subscription video on demand (“SVOD”) service. The SVOD service is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our SVOD service. Estimates of revenue generated but not yet reported by the Company’s third party Distributors are made based on the estimated number of subscribers using the most recently received remittance reporting from each Distributor, which is consistent with our past practice and industry practice.

Advertising revenue: Advertising revenue is generated from the sale of commercial time, which is typically sold pursuant to sale orders with advertisers providing for an agreed upon commitment and price per spot. We recognize revenue from the sale of advertising as performance obligations are satisfied upon airing of the advertising; therefore, revenue is recognized at a point in time when each advertising spot is transmitted. Advertising agency fees are calculated based on a stated percentage applied to the gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. Payment is typically due and received within thirty days of the invoice date.

Other revenue: Other revenues are derived primarily through the licensing of content to third parties. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content.

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended September 30,
Revenues by type	2021	2020
Subscriber revenue	$32,412	$19,048
Advertising revenue	17,155	17,556
Other revenue	1,224	568
Total revenue	$50,791	$37,172

	Nine months ended September 30,
Revenues by type	2021	2020
Subscriber revenue	$84,579	$58,154
Advertising revenue	50,330	41,750
Other revenue	3,919	4,412
Total revenue	$138,828	$104,316

Note 3. Business Combination

Prior to March 31, 2021, the Company owned a 25% equity interest in Pantaya, which was accounted for as an equity method investment. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. As a result of the Pantaya Acquisition, Pantaya is now a wholly owned consolidated subsidiary. Pantaya is the leading U.S. Hispanic subscription streaming service offering the largest selection of current and classic, commercial free blockbusters and critically acclaimed movies and series from Latin America and the U.S., including original productions from Pantaya’s production arm, Pantelion, and titles from our library, as well as titles from third party providers such as Lionsgate and Grupo Televisa.

Total cash purchase price in connection with the Pantaya Acquisition was $123.6 million. Under the terms of the purchase agreement (“Securities Purchase Agreement”), control of Pantaya transferred to the Company on March 31, 2021 (“Acquisition Date”), with cash consideration transferred on April 1, 2021. Cash consideration was funded with a combination of cash on hand and an add-on to our Term Loan Facility. For more information, see Note 8, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements. Fees and expenses incurred in connection with the Pantaya Acquisition were $8.1 million for the nine months ended September 30, 2021, consisting primarily of professional fees, financing costs, and certain non-cash charges, which are included in other expenses in the accompanying Condensed Consolidated Statement of Operations.

Prior to the closing of the Pantaya Acquisition, the Company accounted for the existing 25% equity interest in Pantaya using the equity method, and the net book value was $0 as of March 31, 2021. The Company accounted for the acquisition of the 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% ownership interest in Pantaya to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to its fair value resulting in the recognition of a non-cash gain of $30.1 million, which was included in gain (loss) on equity method investment activity in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021. For more information, see Note 10, “Fair Value Measurements” of Notes to Condensed Consolidated Financial Statements.

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
(a)Calculated as 238,436 shares issued to certain employees, who held Pantaya stock-based compensation awards, multiplied by $11.65, which was the closing price of a share of the Company’s Class A common stock on March 31, 2021, reduced by post-combination expense of approximately $0.6 million associated with the excess fair value over replacement awards.

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

The following table summarizes the preliminary fair values of the assets acquired, liabilities assumed and resulting goodwill in the Pantaya Acquisition as of March 31, 2021 (amounts in thousands):

March 31, 2021
Cash	$985
Accounts receivable	5,357
Finite-lived intangible assets	110,671
Other assets	7,243
Accounts payable	(2,807)
Accrued expenses	(12,934)
Programming rights payable	(15,224)
Deferred income tax	(7,074)
Goodwill	71,167
Fair value of net assets acquired	$157,384

The preliminary fair value of the accounts receivable is based on the net realizable value and no amounts are believed to be uncollectible.

During the three months ended September 30, 2021, the Company identified finite-lived intangible assets and recorded measurement period adjustments of $79.9 million. As a result, the total preliminary fair value of the finite-lived intangible assets is $110.7 million, which is comprised of customer relationships of $34.2 million with a useful life of 4 years, programming rights of $29.4 million with a useful life of 4.6 years, brand of $24.6 million with a useful life of 10 years, and distribution agreements of $22.5 million with a useful life of 10 years. These finite-lived intangible assets will be amortized on a straight-line basis over their respective useful lives. For the three months ended September 30, 2021, the Company recorded an additional $3.2 million of amortization for the finite-lived intangible assets identified during the period, which were retroactively amortized as of the Acquisition Date. The Company has not yet finalized the estimated fair values of the net assets acquired.

During the three months ended September 30, 2021, the Company recorded a measurement period adjustment of $7.1 million for the preliminary fair value of a net deferred income tax liability primarily related to the finite-lived intangible assets and the impact of the Company’s previous 25% equity interest in Pantaya.

Goodwill of $71.2 million, as reduced for the measurement period adjustments, represents Company-specific operational synergies and the future growth opportunities of Pantaya’s subscription streaming service. The goodwill associated with the transaction is expected to be deductible for tax purposes.

Supplemental Pro Forma Information (Unaudited)

The following table sets forth the unaudited supplemental pro forma results of operations assuming that the Pantaya Acquisition occurred on January 1, 2020:

	Three months ended September 30,
	2021	2020
Net revenue	$50,791	$48,781
Operating (loss) income	(7,362)	6,272

	Nine months ended September 30,
	2021	2020
Net revenue	$150,158	$137,063
Operating income (loss)	1,455	(8,823)

These unaudited supplemental pro forma results, as if the Pantaya Acquisition occurred on January 1,2020, are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company nor are they intended to represent or be indicative of future results of operations. The unaudited supplemental pro forma results of operations for all periods set forth above includes the combined historical operating results of Hemisphere and Pantaya, as adjusted for the inclusion of the amortization of finite-lived intangible assets identified as a result of the Pantaya Acquisition of $4.9 million for the nine months ended September 30, 2021, and $4.9 million and $14.7 million for the three and nine months ended September 30, 2020, respectively, and excluding all revenues and expenses from the business conducted between the Company and Pantaya. The results for the nine months ended September 30, 2020, are presented as adjusted for the inclusion of non-recurring costs incurred in connection with the Pantaya Acquisition of $8.1 million, which has been excluded from the nine months ended September 30, 2021.

The Pantaya Acquisition closed at the end of the day on March 31, 2021, and the operating results of Pantaya from the date of acquisition are included in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

Note 4. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

●	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and closed captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Total expenses incurred were $0.7 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. Total expenses incurred were $2.0 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts due to MVS pursuant to the agreement amounted to $0.5 million and $0.6 million at September 30, 2021 and December 31, 2020, respectively.

●	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that operates a subscription satellite television service throughout Mexico and distributes Cinelatino as part of its service. Total revenue recognized was $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. Total revenue recognized was $0.7 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts due from Dish Mexico amounted to $0.1 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively.

●	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.2 million for each of the three months ended September 30, 2021 and 2020. Total revenues recognized were $0.6 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. Amounts due from MVS pursuant to this agreement amounted to $0.2 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively.

Pantaya has an agreement with Univision Communications, Inc. (“UCI”), which has directors in common with the Company (who may hold a material financial interest in UCI), for the purchase of advertising on UCI’s television and radio properties. Expenses under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. Total expenses incurred were $0.3 million and $0.8 million for the three and nine months ended September 30, 2021. Amounts due to UCI pursuant to this agreement totaled $0.2 million at September 30, 2021. At September 30, 2021, the Company has a remaining commitment of $5.0 million, which is included in Note 14, “Commitments” of Notes to Condensed Consolidated Financial Statements.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.1 million for each of the three months ended September 30, 2021 and 2020, and $0.3 million for each of the nine months ended September 30, 2021 and 2020. No amounts were due to this related party at September 30, 2021 and December 31, 2020.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30,	December 31,
	2021	2020
Broadcast license	$41,356	$41,356
Goodwill	236,764	165,597
Other intangibles	120,879	24,761
Total intangible assets	$398,999	$231,714

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the nine months ended September 30, 2021 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2020	Additions	Impairment	September 30, 2021
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	165,597	71,167	—	236,764
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$223,639	$71,167	$—	$294,806

A summary of the changes in the Company’s other amortizable intangible assets for the nine months ended September 30, 2021 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2020	Additions	Amortization	September 30, 2021
Affiliate and customer relationships	$7,304	$56,644	$(9,728)	$54,220
Programming contracts	427	29,420	(3,251)	26,596
Brand	—	24,607	(1,230)	23,377
Non-compete agreement	329	—	(329)	—
Other intangibles	15	—	(15)	—
Total finite-lived intangibles	$8,075	$110,671	$(14,553)	$104,193

The aggregate amortization expense of the Company’s amortizable intangible assets was $9.8 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively, and $14.6 million and $5.2 million for the nine months ended September 30, 2021 and 2020, respectively. The weighted average remaining amortization period is 6.1 years at September 30, 2021.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$6,372
2022	21,171
2023	19,733
2024	19,733
2025 and thereafter	37,184
Total	$104,193

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

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of September 30, 2021, we have funded $124.0 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For the three months ended September 30, 2021 and 2020, we recorded $3.2 million and $1.0 million in loss on equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. For the nine months ended September 30, 2021 and 2020, we recorded $9.3 million and $18.0 million in loss on equity method investment activity in the accompanying Condensed Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments related to the Canal 1 joint venture was $25.0 million and $29.9 million as of September 30, 2021 and December 31, 2020, respectively, and is included in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, we had a receivable balance from Canal 1 of $2.6 million, which is included in other assets in the accompanying Condensed Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired and recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. The write-off was recorded in impairment of equity method investment in the Condensed Consolidated Statements of Operations. Due to the write-off of the investment carrying value, we did not record any share of the loss from the investment for the three and nine months ended September 30, 2021 and 2020. The net balance recorded in equity method investments related to REMEZCLA was $0 million as of September 30, 2021 and December 31, 2020.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (as of July 15, 2021, the Company owns 100% of Snap Media), a joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of September 30, 2021, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For each of the three months ended September 30, 2021 and 2020, we recorded $0 million in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2021 and 2020, we recorded $0 million and $0.2 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.1 million as of September 30, 2021 and December 31, 2020, and is included in the accompanying Condensed Consolidated Balance Sheets.

On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. As a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary, and as of April 1, 2021, is no longer treated as an equity method investment. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments, in the aggregate as of and for the nine months ended June 30, 2021 are included below (amounts in thousands):

Total Equity Investees
Current assets	$14,644
Non-current assets	$24,666
Current liabilities	$70,066
Non-current liabilities	$4,860
Net revenue	$8,129
Operating loss	$(9,522)
Net loss	$(24,972)

Note 7. Income Taxes

The 2017 Tax Cuts and Jobs Act (“Jobs Act”) was enacted on December 22, 2017. The Jobs Act revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood of our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance. Additionally, the Company evaluated the potential interest limitation established under the Jobs Act and determined that no limitation would affect the 2021 provision for income taxes.

The Company has historically calculated the provision for income taxes during interim periods by applying an estimated annual effective tax rate for the full fiscal year to income (loss) before income taxes for the reporting period. Since the Company determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, the Company has calculated the income tax provision using a discrete rate of 19.5% based on the actual income before income taxes for the nine months ended September 30, 2021, for all jurisdictions, except for Puerto Rico, as permitted under ASC 740-270-30-36, “Income Taxes - Interim Reporting”. The difference between the discrete income tax rate of 19.5% and the statutory Federal income tax rate of 21% in the nine month period ended September 30, 2021, is due to the impact of a decrease in U.S. based pre-tax income on permanent items and foreign tax credit limitation, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). Additionally, the gain related to the step acquisition of Pantaya of $30.1 million is not a gain for tax purposes, and is therefore excluded from the provision expense. The losses at Canal 1 are excluded from the provision expense since these losses create a deferred tax asset and due to the uncertainty of the realizability, the Company has recorded a full valuation allowance. The Puerto Rico jurisdiction continues to be computed utilizing an estimated annual effective rate of 25.8%.

For the nine months ended September 30, 2020, our income tax expense was computed utilizing an estimated annual effective tax rate of 37.4% for all jurisdictions. The difference between the annual effective rate of 37.4% and the statutory Federal income tax rate of 21% in the nine month period ended September 30, 2020, is primarily due to the impact of the Tax Act, which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The annual effective tax rate related to income generated in the U.S. is 27.1%,and the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 10.3% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the nine month period ended September 30, 2020 to 37.4%.

Income tax expense was $1.5 million and $4.7 million for the three months ended September 30, 2021 and 2020, respectively. Income tax expense was $4.5 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 8. Long-Term Debt

Long-term debt as of September 30, 2021 and December 31, 2020 consists of the following (amounts in thousands):

	September 30, 2021	December 31, 2020
Senior Notes due February 2024	$249,917	$202,990
Less: Current portion	2,656	2,134
	$247,261	$200,856

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

Additionally, the Third Amended Term Loan Facility provides for a revolving loan (the “Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million. The Revolving Facility is secured on a pari passu basis by the collateral securing the Third Amended Term Loan Facility and will mature on November 15, 2023. The Revolving Facility will bear interest at the Borrowers’ option of either (i) LIBOR (which will not be less than zero) plus a margin of 2.75% or (ii) or an ABR plus a margin of 1.75%, in each case, with a 25 basis points (“bps”) step-up at a First Lien Net Leverage Ratio level of 3.50:1.00 and two 25 bps step-downs at a First Lien Net Leverage Ratio level of 2.50:1.00 and 1.50:1.00. The First Lien Net Leverage Ratio limits the amount of cash netted against debt to a maximum amount of $60.0 million. The Borrowers are also required to pay a quarterly commitment fee on the undrawn balance of the Revolving Facility at 37.5 bps per annum. As of September 30, 2021, the Revolving Facility was undrawn.

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

In accordance with ASC 470 – Debt, the Incremental Facility borrowing was deemed a modification of the Second Term Loan Facility and as such, an additional $2.0 million of original issue discount (“OID”) incurred in connection with the Third Amended Term Loan Facility was added to the existing OID. As of September 30, 2021, the OID balance was $2.4 million, net of accumulated amortization of $3.1 million and was recorded as a reduction to the principal amount of the long-term debt outstanding as presented on the accompanying Condensed Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. Financing costs of $0.6 million incurred in connection with the Third Amended Term Loan Facility were expensed in accordance with ASC 470 – Debt and are included in other expenses in the accompanying Condensed Consolidated Statement of Operations at September 30, 2021. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.6 million, net of accumulated amortization of $2.7 million, are presented as a reduction to the Third Amended Term Loan Facility outstanding at September 30, 2021 as presented on the accompanying Condensed Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. An additional $0.6 million of deferred costs incurred on the Revolving Facility, in connection with the Third Amended Term Loan Facility, was recorded to prepaid and other current assets and other non-current assets in the accompanying Condensed Consolidated Balance Sheets and will be amortized on a straight-line basis through maturity on November 15, 2023. As of September 30, 2021, deferred costs for the Revolving Facility were $0.5 million, net of accumulated amortization of $0.1 million.

The carrying value of the long-term debt approximates fair value at September 30, 2021 and December 31, 2020, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of September 30, 2021 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$664
2022	2,656
2023	2,656
2024	246,976
Total	$252,952

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

The change in the fair value of the interest rate swap agreements for the three months ended September 30, 2021 and 2020, resulted in an unrealized gain of $0.4 million and $0.5 million, respectively, and was included in AOCI net of taxes. The change in the fair value of the interest rate swap agreements for the nine months ended September 30, 2021 and 2020, resulted in an unrealized gain of $1.3 million and an unrealized loss of $1.9 million, respectively, which were included in AOCI net of taxes. The Company paid $0.5 million and $0.4 million of net interest on the settlement of the interest rate swap agreements for the three months ended September 30, 2021 and 2020, respectively. The Company paid $1.4 million and $0.9 million of net interest on the settlement of the interest rate swap agreements for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 and 2020.

The aggregate fair value of the interest rate swaps was $0.9 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively, and was recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (amounts in thousands):

		Estimated Fair Value
		September 30, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$907	—	$907

		Estimated Fair Value
		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$2,231	—	$2,231

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, other intangible assets, and equity method investments. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. The Company accounted for the acquisition of the remaining 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% equity interest to fair value prior to completing the acquisition method of accounting. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest by adjusting for a control premium, which was based on comparable market transactions. As a result, the Company increased the value of its existing equity interest to its fair value resulting in the recognition of a non-cash gain of $30.1 million, which was included in (loss) gain on equity method investment activity in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2021. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements. There were no other changes to the fair value of non-financial assets and liabilities measured on a nonrecurring basis.

The carrying amounts of cash, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying value of the long-term debt approximates fair value because this instrument bears interest at a variable rate, is pre-payable, and is at terms currently available to the Company.

Note 11. Stockholders’ Equity

Capital stock

As of September 30, 2021, the Company had 20,550,862 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On November 18, 2020, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Class A common stock. Under the Company’s stock repurchase program, management is authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. The expiration date for the repurchase plan is November 19, 2021. For the nine months ended September 30, 2021, the Company repurchased 129,735 shares of Class A common stock under the repurchase program for an aggregate purchase price of $1.3 million. As of September 30, 2021, the Company repurchased 0.2 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $1.7 million, and the repurchased shares were recorded as treasury stock on the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2021, the Company had $18.3 million remaining for future repurchases under the existing stock repurchase program.

Equity incentive plans

Effective May 25, 2021, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 10.2 million shares of our Class A common stock. At September 30, 2021, 3.1 million shares remained available for issuance of stock options or other stock-based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company’s performance-based restricted stock awards and option awards vest based on the achievement of certain non-market-based performance metrics of the Company, subject to the grantee’s continued employment or service with the Company. The event-based restricted stock awards granted to certain members of our Board vest on the day preceding the Company’s annual stockholder meeting.

Stock-based compensation

Stock-based compensation expense related to stock options and restricted stock was $1.7 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $4.5 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $3.7 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years. As of September 30, 2021, there was $4.8 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years.

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

	Nine Months Ended	Year Ended
Black-Scholes Option Valuation Assumptions	September 30, 2021	December 31, 2020
Risk-free interest rate	0.94% – 1.08%	0.42% - 0.50%
Dividend yield	—	—
Volatility	37.3% - 40.6%	44.2% - 46.1%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the nine months ended September 30, 2021 (shares and intrinsic value in thousands):

		Weighted-	Weighted- average
		average	remaining contractual	Aggregate intrinsic
	Number of shares	exercise price	term	value
Outstanding at December 31, 2020	3,935	$11.69	5.1	$291
Granted	600	12.02	6.0	—
Exercised	(50)	10.20	—	—
Forfeited	(8)	14.00	—	—
Expired	(40)	14.78	—	—
Outstanding at September 30, 2021	4,437	$11.67	5.0	$3,411
Vested at September 30, 2021	3,412	$11.60	3.9	$3,047
Exercisable at September 30, 2021	3,412	$11.60	3.9	$3,047

The weighted average grant date fair value of options granted for the nine months ended September 30, 2021 was $4.72. At September 30, 2021, 0.5 million options granted and included in the table above are unvested performance-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. Performance-based restricted stock grants vest over a period of three years upon satisfaction of the performance condition. The fair value and expected term of event-based restricted stock grants is estimated at the grant date using the Monte Carlo simulation model.

The following table summarizes restricted share activity for the nine months ended September 30, 2021 (shares in thousands):

		Weighted-average
	Number of shares	grant date fair value
Outstanding at December 31, 2020	499	$11.26
Granted	582	11.95
Vested	(522)	11.30
Forfeited	—	—
Outstanding at September 30, 2021	559	$11.95

At September 30, 2021, 0.0 million restricted awards granted and included in the table above are unvested performance-based restricted awards.

Non-controlling interest

Effective July 15, 2021, the Company entered into an omnibus modification agreement with Snap Distribution, Inc., a British Virgin Islands company, pursuant to which Snap Distribution, Inc. relinquished the non-controlling 25% interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company. The Company recorded the relinquishment of this non-controlling interest by Snap Distribution, Inc. as a transaction between shareholders with no gain or loss reported, which is reflected as acquisition of non-controlling interest in the accompanying Condensed Consolidated Statement of Changes in Stockholders’ Equity. Additionally, Snap Distribution, Inc. waived the remaining consideration payment of $0.5 million, which would have been payable in the fourth quarter of 2021, and as a result the Company recognized a gain in other income (expense), net in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021.

Note 12. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 13. Leases

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Total lease cost was $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. Leases with a term of one year or less are classified as short-term and are not recognized in the Condensed Consolidated Balance Sheets.

A summary of the classification of operating leases on our Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (amounts in thousands):

		September 30,	December 31,
		2021	2020
Operating lease right-of-use assets		$1,425	$1,820
Operating lease liability, current	(Other accrued expenses)	654	609
Operating lease liability, non-current	(Other long-term liabilities)	$986	$1,400

Components of lease cost reflected in our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three months ended September 30,
	2021	2020
Operating lease cost	$168	$168
Short-term lease cost	134	6
Total lease cost	$302	$174

	Nine months ended September 30,
	2021	2020
Operating lease cost	$505	$488
Short-term lease cost	312	92
Total lease cost	$817	$580

A summary of weighted-average remaining lease term and weighted-average discount rate as of September 30, 2021:

Weighted-average remaining lease term	3.2	years
Weighted average discount rate	6.1%

Supplemental cash flow and other non-cash information for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Nine months ended September 30,
	2021	2020
Operating cash flows from operating leases	$471	$444
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	23	541

Future annual minimum lease commitments as of September 30, 2021 were as follows (amounts in thousands):

September 30, 2021
Remainder of 2021	$241
2022	621
2023	500
2024	232
2025	205
Total minimum payments	$1,799
Less: amount representing interest	(159)
Lease liability	$1,640

Note 14. Commitments

The Company has other commitments in addition to the various operating leases included in Note 13, “Leases” of Notes to Condensed Consolidated Financial Statements, primarily related to programming and marketing.

Future minimum payments as of September 30, 2021, are as follows (amounts in thousands):

September 30, 2021
Remainder of 2021	$17,386
2022	36,531
2023	5,142
2024	1,715
2025 and thereafter	575
Total	$61,349

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

Headquartered in Miami, Florida, our portfolio consists of the following:

●	Cinelatino: the leading Spanish-language cable movie network with approximately 3.6 million(1) subscribers in the U.S. and 13.9 million(1) subscribers across Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S.
●	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement eleven years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 67 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.
●	WAPA Deportes: through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring MLB, NBA and professional sporting events from Puerto Rico.
●	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 3.4 million(1) subscribers, excluding digital basic subscribers.
●	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated telenovela cable television network in primetime. Pasiones has approximately 3.8 million(1) subscribers in the U.S. and 15.6 million(1) subscribers in Latin America.
●	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 3.3 million(1) subscribers.
●	Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fifth largest U.S. Hispanic group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to over 2.2 million(1) subscribers.

●	Pantaya: the first ever premium subscription streaming service of Spanish-language offering the largest selection of current and classic, commercial free blockbusters and critically acclaimed movies and series from Latin America and the U.S. including original productions from Pantaya’s production arm, Pantelion, and titles from our library, as well as titles from third party providers such as Lionsgate and Grupo Televisa. The Company formed Pantaya in partnership with Lionsgate and launched the service in August 2017. On March 31, 2021, the Company acquired the remaining 75% equity interest from Lionsgate, and Pantaya is now a consolidated subsidiary of the Company. As of September 30, 2021, Pantaya had 1.0 million subscribers.
●	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista. On July 15, 2021, the Company entered into an omnibus agreement, pursuant to which, minority shareholders relinquished the 25% non-controlling interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company.
●	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.
●	REMEZCLA: a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.
(1)	Subscriber amounts are based on most recent remittances received from our Distributors as of the period end date, which are typically two months prior to the period end date.

Our two primary sources of revenues are advertising revenue and subscriber revenue. All of our Networks derive revenues from advertising. Advertising revenue is generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers. Our advertising revenue is tied to the success of our programming, including the popularity of our programming with our target audience. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from political advertising in an election year. For example, in 2020, we experienced higher advertising sales as a result of political advertising spending during the 2020 Puerto Rico gubernatorial elections. The next election in Puerto Rico will be in 2024.

All of our Networks receive fees paid by Distributors, including cable, satellite and telecommunications service providers. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific subscriber revenue we earn varies from period to period, Distributor to Distributor and also varies among our Networks, but is generally based upon the number of each Distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in subscriber revenue are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Accordingly, we continually review the quality of our programming to ensure that it is maximizing our Networks’ viewership and giving our Networks’ subscribers a premium, high-value experience. The growth in our subscriber revenue will, to a certain extent, be dependent on the growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks, new system launches and continued carriage of our channels by our distribution partners. Additionally, our revenues benefit from contractual rate increases stipulated in most of our affiliation agreements. We also generate subscriber revenue from subscriptions to Pantaya, our subscription video on demand (“SVOD”) service. The SVOD service is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our SVOD service. Estimates of revenue generated but not yet reported by the Company’s third party Distributors of our Networks and Pantaya are made based on the estimated number of subscribers using the most recently received remittance reporting from each Distributor, which is consistent with our past practice and industry practice.

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

Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and attractive market for broadcast television. Colombia had a population of 51 million as of December 31, 2020, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 59% share of overall television viewing. These factors resulted in an annual market for free-to-air television advertising of approximately $207 million for 2020 (as converted from Colombian Pesos to U.S. dollars utilizing the average foreign exchange rate during the period).

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

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations through September 30, 2021. However, the Company is unable to reasonably predict the impact that a significant change in circumstances, including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, may have on our businesses in the future. The nature and full extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be reasonably predicted. These factors include the length and severity of the outbreak, including the extent of surges in positive cases related to variants of COVID-19, such as the Delta variant, as well as the availability and efficacy of vaccines and treatments for the disease and whether individuals choose to vaccinate themselves, the responses of private sector businesses and governments, including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers.

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

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, has also been negatively impacted. Colombia’s President Ivan Duque declared a state of emergency, locking down the country on March 20, 2020. Since then, most restrictions have been lifted allowing services to work at full capacity including schools, retail, and mass transportation, however some limitations are still in place for massive public events and the state of emergency declaration has been extended to November 25, 2021. COVID-19 has had a material adverse impact on advertising spending, and accordingly, has had a material adverse impact on Canal 1’s advertising revenue. Since the third wave of the pandemic hit Colombia severely in May of 2021, the situation has been progressively improving with positivity rates around 4% through September of 2021. As of September 30, 2021, 44 million vaccine doses have arrived, and 48% of the population target have received the full vaccination cycle.

Comparison of Consolidated Operating Results for the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

(amounts in thousands)

	Three Months Ended		$ Change	% Change	Nine Months Ended		$ Change	% Change
	September 30,		Favorable/	Favorable/	September 30,		Favorable/	Favorable/
	2021	2020	(Unfavorable)	(Unfavorable)	2021	2020	(Unfavorable)	(Unfavorable)
Net revenues	$50,791	$37,172	$13,619	36.6%	$138,828	$104,316	$34,512	33.1%
Operating expenses:
Cost of revenues	16,024	10,994	(5,030)	(45.8)%	42,601	34,521	(8,080)	(23.4)%
Selling, general and administrative	31,164	10,819	(20,345)	NM	67,463	32,260	(35,203)	NM
Depreciation and amortization	10,861	2,771	(8,090)	NM	17,863	8,696	(9,167)	NM
Other expenses	413	172	(241)	NM	8,504	3,220	(5,284)	NM
Gain from FCC spectrum repack and other	(309)	(1,004)	(695)	(69.2)%	(2,485)	(831)	1,654	NM
Total operating expenses	58,153	23,752	(34,401)	NM	133,946	77,866	(56,080)	(72.0)%
Operating (loss) income	(7,362)	13,420	(20,782)	NM	4,882	26,450	(21,568)	(81.5)%
Other (expense) income:
Interest expense and other, net	(3,278)	(2,551)	(727)	(28.5)%	(8,801)	(7,833)	(968)	(12.4)%
(Loss) gain on equity method investment activity	(3,222)	(988)	(2,234)	NM	20,818	(18,196)	39,014	NM
Impairment of equity method investment	—	—	—	—	—	(5,479)	5,479	100.0%
Other income (expense), net	540	—	540	NM	(128)	—	(128)	NM
Total other (expense) income	(5,960)	(3,539)	(2,421)	(68.4)%	11,889	(31,508)	43,397	NM
(Loss) income before income taxes	(13,322)	9,881	(23,203)	NM	16,771	(5,058)	21,829	NM
Income tax expense	(1,479)	(4,664)	3,185	68.3%	(4,532)	(5,873)	1,341	22.8%
Net (loss) income	(14,801)	5,217	(20,018)	NM	12,239	(10,931)	23,170	NM
Net loss attributable to non-controlling interest	—	80	(80)	(100.0)%	32	118	(86)	(72.9)%
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(14,801)	$5,297	$(20,098)	NM	$12,271	$(10,813)	$23,084	NM

NM = Not meaningful

Net Revenues

Net revenues were $50.8 million for the three months ended September 30, 2021, an increase of $13.6 million, or 37%, as compared to $37.2 million for the comparable period in 2020. Subscriber revenue increased $13.4 million, or 70%, primarily due to the inclusion of Pantaya, which the Company acquired on March 31, 2021, as well as contractual rate increases and new launches of our television Networks, offset in part by a decline in U.S. cable subscribers. Other revenue increased $0.7 million, driven primarily by the timing of the licensing of content and theatrical releases. Advertising revenue decreased $0.4 million, or 2%, primarily due to political advertising revenue in the prior year period. Excluding political advertising, advertising revenue increased $0.9 million, or 6%.

Net revenues were $138.8 million for the nine months ended September 30, 2021, an increase of $34.5 million, or 33%, as compared to $104.3 million for the comparable period in 2020. Subscriber revenue increased $26.4 million, or 45%, primarily due to the inclusion of Pantaya, which the Company acquired on March 31, 2021, as well as contractual rate increases and new launches of our television Networks, offset in part by a decline in U.S. cable subscribers. Advertising revenue increased $8.6 million, or 21%, primarily due to growth in the Puerto Rico television advertising market, coupled with an increase in WAPA’s share of the market, as well as an increase in advertising revenue at our Cable Networks, offset in part by political advertising revenue in the prior year period. Other revenue decreased $0.5 million, or 11%, driven primarily by the timing of the licensing of content.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization, technical and streaming delivery costs and distribution fees. Cost of revenues for the three months ended September 30, 2021, were $16.0 million, an increase of $5.0 million, or 46%, compared to $11.0 million for the comparable period in 2020. Cost of revenues for the nine months ended September 30, 2021, were $42.6 million, an increase of $8.1 million, or 23%, compared to $34.5 million for the comparable period in 2020. These increases were due to the inclusion of Pantaya, and were primarily comprised of programming and technical costs and third party distribution fees. Additionally, programming and production costs increased due to certain programming and sporting events produced and broadcast in the current year periods that were postponed or cancelled in the prior year periods due to the COVID-19 pandemic.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of marketing, research, employee costs, stock-based compensation, and other general administrative costs. Selling, general, and administrative expenses for the three months ended September 30, 2021, were $31.2 million, an increase of $20.4 million, compared to $10.8 million for the comparable period in 2020. Selling, general, and administrative expenses for the nine months ended September 30, 2021, were $67.5 million, an increase of $35.2 million, compared to $32.3 million for the comparable period in 2020. These increases were due to the inclusion of Pantaya, and were primarily comprised of marketing and personnel expenses, and higher stock-based compensation. The increase in the nine-month period ended September 30, 2021, was also due to higher advertising sales commissions as a result of the increase in advertising revenue. Additionally, these increases were due to cost reductions implemented in the prior year periods in response to the pandemic, including voluntary salary reductions and employee retention credits, which the Company did not have in the current year periods.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the three months ended September 30, 2021, was $10.9 million, an increase of $8.1 million, compared to $2.8 million for the comparable period in 2020. Depreciation and amortization for the nine months ended September 30, 2021, was $17.9 million, an increase of $9.2 million, compared to $8.7 million for the comparable period in 2020. These increases were due to the amortization of intangible assets recognized as part of the Pantaya Acquisition, offset in part by the amortization of certain intangible assets that were fully amortized during the prior year.

Other Expenses: Other expenses include legal, financial advisory and other fees incurred in connection with acquisitions and corporate finance activities, including debt and equity financings. Other expenses for the three months ended September 30, 2021, were $0.4 million, an increase of $0.2 million, compared to $0.2 million in the comparable period in 2020, due to expenses incurred in connection with the pursuit of strategic transactions. Other expenses for the nine months ended September 30, 2021, were $8.5 million, an increase of $5.3 million, compared to $3.2 million in the comparable period in 2020, primarily due to expenses incurred in connection with the Pantaya Acquisition and the incremental borrowing on our Third Amended Term Loan Facility.

Gain from FCC repack and other: Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment purchased as a result of the FCC mandated spectrum repack, and gain or loss from the sale of assets no longer utilized in the operations of the business. Gain from FCC spectrum repack and other for the three months ended September 30, 2021, was $0.3 million, as compared to $1.0 million in the comparable period of 2020. Gain from FCC spectrum repack and other for the nine months ended September 30, 2021, was $2.5 million, as compared to $0.8 million in the comparable period of 2020. These increases were due to reimbursements received from the FCC for equipment purchases required as a result of the FCC mandated spectrum repack and the disposal of assets no longer utilized in the operations of the business during the prior year period.

Other Expenses

Interest Expense and other, net: Interest expense and other, net for the three and nine months ended September 30, 2021, increased $0.7 million, or 29% and $1.0 million, or 12%, respectively. These increases were due to incremental borrowing on our Third Amended Term Loan Facility, offset in part by lower average interest rates due to the decline in LIBOR.

(Loss) Gain on Equity Method Investment Activity: Loss on equity method investment activity for the three months ended September 30, 2021, was $3.2 million, an increase of $2.2 million compared to $1.0 million for the comparable period in 2020, due to higher losses at Canal 1, primarily as a result of the unfavorable comparison to the prior year period impact of unrealized foreign currency gains on U.S. dollar denominated obligations. Gain on equity method investment activity for the nine months ended September 30, 2021, was $20.8 million, as compared to a loss of $18.2 million for the comparable period in 2020, primarily due to a $30.1 million one-time non-cash gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest in Pantaya on March 31, 2021. The improvement was also due to lower losses at Canal 1. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Impairment of Equity Method Investment: In March 2020, we deemed our investment in REMEZCLA to be impaired given the uncertainty caused by the COVID-19 pandemic and the associated going-concern risks. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full valuation of our investment in REMEZCLA. For more information, see Note 6, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Other income (expense), net: Other income for the three months ended September 30, 2021, was $0.5 million due to the entry into an omnibus modification agreement by the Company and Snap Media’s minority holder, whereby the 25% minority holder agreed to waive the remaining consideration due from the Company in respect of the acquisition of Snap Media and relinquish its non-controlling interest. Other expense, net for the nine months ended September 30, 2021, was $0.1 million due to the write-off of the net book value of programming rights at the Company for content licensed from Pantaya prior to the Acquisition Date, which was offset in part by the waiver of the remaining consideration due from the Company in respect of the acquisition of Snap Media. For more information, see Note 11, “Stockholders’ Equity” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Income Tax Expense

Income tax expense for the three months ended September 30, 2021, was $1.5 million as compared to $4.7 million for the comparable period in 2020. Income tax expense for the nine months ended September 30, 2021, was $4.5 million as compared to income tax expense of $5.9 million for the comparable period in 2020. These decreases were due to lower taxable income in the current year periods. For more information, see Note 7, “Income Taxes” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net (Loss) Income

Net loss for the three months ended September 30, 2021, was $14.8 million as compared to net income of $5.2 million for the comparable period in 2020. Net income for the nine months ended September 30, 2021, was $12.2 million as compared to net loss of $10.9 million for the comparable period in 2020, as the current year period benefitted from a one-time non-cash gain of $30.1 million recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest. For more information, see Note 3, “Business Combination” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest related to the 25% interest in Snap Media held by minority shareholders. On July 15, 2021, the Company obtained the non-controlling 25% interest in Snap Media that was previously held by minority shareholders, and as a result there is no longer a non-controlling interest in Snap Media for the three months ended September 30, 2021. Net loss attributable to non-controlling interest for the three months ended September 30, 2020, was $0.1 million and for the nine months ended September 30, 2021 and 2020, was $0.0 million and $0.1 million, respectively.

Net (Loss) Income Attributable to Hemisphere Media Group, Inc.

Net loss attributable to Hemisphere Media Group, Inc. for the three months ended September 30, 2021, was $14.8 million as compared to net income of $5.3 million for the comparable period in 2020. Net income attributable to Hemisphere Media Group, Inc. for the nine months ended September 30, 2021, was $12.3 million as compared to net loss of $10.8 million for the comparable period in 2020.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand, capacity under our Revolving Facility and cash flows from operating activities. At September 30, 2021, we had $54.7 million of cash on hand and $30.0 million undrawn and available under our Revolving Facility. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments, acquisitions and repurchases of common stock.

Cash Flows

	Nine Months Ended September 30,
Amounts in thousands:	2021	2020
Cash provided by (used in):
Operating activities	$5,848	$36,137
Investing activities	(127,829)	(8,435)
Financing activities	42,190	(2,112)
Net (decrease) increase in cash	$(79,791)	$25,590

Comparison for the Nine Months Ended September 30, 2021 and September 30, 2020

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

Net cash provided by operating activities for the nine months ended September 30, 2021 was $5.8 million, a decrease of $30.3 million, as compared to $36.1 million in the prior year period, due to a decrease in non-cash items of $38.2 million and a decrease in net working capital of $15.3 million, offset in part by an improvement in net income of $23.2 million. The decrease in non-cash items is due to a $39.0 million improvement in gain on equity method investment activity primarily due to a $30.1 million one-time gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest, a $5.5 million impairment of equity method investment related to REMEZCLA in the prior year period, an increase in gain from FCC spectrum repack and other of $1.7 million, and decreases in deferred tax expense of $1.4 million, programming amortization of $1.2 million and provision for bad debt of $0.9 million, offset in part by increases in depreciation and amortization of $9.2 million, other non-cash acquisition related charges of $1.3 million, and stock-based compensation of $0.5 million. The decrease in net working capital is due to increases in prepaids and other assets of $11.2 million, programming rights of $6.7 million, and due to/from related parties of $0.7 million, and a decrease in programming rights payable of $10.5 million, offset in part by a decrease in accounts receivable of $9.1 million and increases in accounts payable of $2.9 million, other accrued expenses of $1.1 million, and income taxes payable of $0.7 million.

For more information, see Note 3, “Business Combination” and Note 6, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021, was $127.8 million, an increase of $119.4 million as compared to $8.4 million in the prior year period. The increase was primarily due to the net cash paid for the Pantaya Acquisition of $122.6 million and an increase in capital expenditures of $1.2 million, offset in part by a decline in funding of equity investments of $3.0 million and increased proceeds received from the FCC related to the spectrum repack of $1.4 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021, was $42.2 million, an increase of $44.3 million as compared to net cash used of $2.1 million in the prior year period. The increase is due to net proceeds of $47.4 million received from incremental borrowing under our Third Amended Term Loan Facility in connection with the Pantaya Acquisition, offset in part by an increase in repurchases of our Class A common stock of $2.8 million.

For more information, see Note 8, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of September 30, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

The impact of COVID-19 pandemic and measures to prevent its spread have continued to affect our Business in a number of ways. Beginning in March 2020, we have experienced adverse advertising revenue impacts. As a result of the COVID-19 pandemic, television viewing audiences around the globe have increased dramatically and we have experienced an increase in ratings and delivery across our Networks as many people are self-isolating at home. However, as our viewers face layoffs and other negative economic impacts from the COVID-19 pandemic, their disposable income for discretionary purchases and their actual or perceived wealth may be negatively impacted, potentially having a material and adverse impact on affiliate revenue for our Networks and subscribers for our Pantaya service. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. We have managed the remote workforce transition effectively and there have been no material adverse impacts on operations through September 30, 2021. Although there was growth in the Puerto Rico television advertising market the second part of the year ended December 31, 2020, the global pandemic has and may continue to have a material and adverse impact on advertising in the near and medium term as expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.

We have evaluated and continues to evaluate the potential impact of the COVID-19 pandemic on our consolidated financial statements, including the impairment of goodwill and indefinite-lived intangible assets and the fair value of equity method investments. For example, the result of our annual impairment test indicated that the carrying amount of the Snap reporting unit exceeded the fair value primarily due to the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, and the expected growth of the business. As a result, for the year ended December 31, 2020, we recorded a goodwill impairment charge of $1.7 million, which was presented as impairment of goodwill and intangibles in our consolidated statements of operations. We also performed a recoverability test for the other finite lived intangible assets of Snap to determine whether an impairment loss should be measured. The undiscounted cash flows in the recoverability test of Snap’s other finite lived intangible assets was less than the carrying value. As a result, for the year ended December 31, 2020, we calculated the fair value of the other finite lived intangible assets using a discounted cash flow model and recorded an impairment charge of $1.1 million to the customer relationships intangible asset, which was presented as impairment of goodwill and intangibles in our consolidated statements of operations. Additionally, at March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, we determined that the investment in REMEZCLA was other-than-temporarily impaired. As a result, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. This write-off was recorded in impairment of equity method investment in the consolidated statements of operations.

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, has also been negatively impacted. Colombia’s President declared a state of emergency, locking down the country on March 20, 2020. Since then, most restrictions have been lifted allowing services to work at full capacity including schools, retail, and mass transportation, however some limitations are still in place for massive public events and the state of emergency declaration has been extended to November 25, 2021. COVID-19 pandemic has had a material adverse impact on advertising spending, and accordingly, has had a material adverse impact on Canal 1’s advertising revenue. Since the third wave of the pandemic hit Colombia severely in May of 2021, the situation has been progressively improving with positivity rates around 4% through September of 2021. However, it is unclear when advertising spending will return to pre-COVID-19 levels.

The magnitude of the impact will depend on the duration and extent of the global pandemic, including recent increases in, and any additional waves of, COVID-19 cases, new variants of the virus, and the availability and efficacy of a vaccine and treatments for the disease and the impact of federal, state, local and foreign governmental actions, including measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties, and consumer behavior in response to the pandemic and such governmental actions. Due to the evolving and uncertain nature of this situation, we are not able to estimate the full extent of the negative impact on our operating results and financial position particularly over the near to medium term, including: the severity of the virus; the duration of the pandemic and how long it will take for normal business operations to resume; governmental, business and other actions (which could include travel restrictions and quarantine requirements, limitations on our operations); the promotion of social distancing and the adoption of shelter-in-place orders; the impacts on our supply chain of programming and international border closings preventing immigration to the U.S.; the impact of the pandemic on economic activity; and the health of and the effect on our workforce, particularly when members of our work force are quarantined as a result of exposure. Additionally, some of our employees are working remotely. An extended period of remote work arrangements could introduce operational risks, including but not limited to cybersecurity risks and risks to our internal controls and financial reporting, and impair our ability to manage our Business. Delays in the widespread distribution, or lack of public acceptance, of vaccines could lead people to continue to self-isolate, which could perpetuate the adverse effects of COVID-19 pandemic on economic conditions. Further, even if vaccines are widely distributed and used, there can be no assurance that vaccines will ultimately be successful in limiting or stopping the spread of COVID-19 or mitigating the impact of COVID-19 pandemic on economic conditions.

The negative effect of the pandemic on the Company’s Business for the year ended December 31, 2020 was significant and the adverse impact of COVID-19 pandemic could be material to the Company’s future operating results. The Company believes it has substantial liquidity to satisfy its financial commitments. The ultimate impact of the COVID-19 pandemic, including the extent of any adverse impact on our Business, results of operations and financial condition, remains uncertain.

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

The success of our Business is dependent upon our advertising revenues. Our Networks’ ability to sell advertising time and space depends on, among other things:

•	economic conditions in the markets in which our Networks operate;
•	the popularity of the programming offered by our Networks;

•	changes in the population demographics in the markets in which our Networks operate;
•	advertising price fluctuations, which can be affected by the popularity of programming, the availability of programming, and the relative supply of and demand for commercial advertising;
•	our competitors’ activities, including increased competition from other advertising-based mediums, particularly MVPD operators, digital platforms, and the internet;
•	decisions by advertisers to withdraw or delay planned advertising expenditures for any reason;
•	labor disputes or other disruptions at major advertisers;
•	changes in audience ratings, including Nielsen’s ability to provide ratings; and
•	other factors beyond our control.

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

Our Networks’ viewership is also affected by the quality and acceptance of competing programs and other content offered by other networks, the availability of alternative forms of entertainment and leisure time activities, including general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending. In particular, consumer preference for over-the-top sources for viewing and purchasing content, including through increasing number of companies that offer subscription video on demand (“SVOD”) services has been and may continue adversely affect viewership of our Networks. Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership through traditional linear distribution model, intensifying audience fragmentation, changes in ratings technology or methodology or changes in household sampling. Any decline in our Networks’ viewership or audience ratings could cause advertising revenue to decline, subscription revenues to fall, and adversely impact our Business and operating results.

Our Networks may not be able to grow their subscribers and/or affiliate revenue, or such subscribers and/or revenues may decline and, as a result, our revenues and profitability may not increase and could decrease.

The growth of our Networks’ subscriber base depends upon many factors, such as overall growth in cable, satellite and telco subscribers, competition from streaming services, the popularity of our Networks’ programming, our ability to negotiate new carriage agreements, or amendments to, or renewals of, current carriage agreements, maintenance of existing distribution, and the success of our marketing efforts in driving consumer demand for their content, as well as other factors that are beyond our control, including temporary and permanent migration shifts in Puerto Rico.

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

If our efforts to attract and retain subscribers to our Pantaya platform are not successful, our Business will be adversely affected.

Pantaya’s future success is subject to inherent uncertainty. The video streaming market is intensely competitive and our ability to attract and retain subscribers to our pay streaming service as well as the subscription revenue they enable us to generate, will depend on our ability to consistently provide appealing and differentiated content, effectively market our service and provide a quality experience for selecting and viewing that content. Furthermore, the relative service levels, content offerings, promotions and pricing, and related features of competitors to Pantaya may adversely impact our ability to attract and retain subscribers. If consumers do not perceive our offerings to be of value, including if we introduce new or adjust existing features, adjust pricing or offerings, terminate or modify promotional or trial period offerings, experience technical issues, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. In addition, many subscribers to these types of offerings originate from word-of-mouth advertising from then existing subscribers. If our efforts to satisfy subscribers are not successful, including because we terminate or modify promotional or trial-period offerings or because of technical issues with the platform, we may not be able to attract or retain subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected.

Subscribers may cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, our content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace canceled subscriptions and to grow our business beyond our current subscription base.

Pantaya has numerous competitors who offer SVOD services, including Netflix, Discovery, Viacom, Disney, Amazon and AT&T. Additionally, Univision has announced that they are launching their own streaming service in 2022. Some of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. We also compete with providers of advertising-based video on demand, which offer consumers free content in exchange for viewing advertisements. If we are unable to successfully or profitably compete with current and new competitors, our Business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

If studios, content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our Pantaya service could be adversely affected.

Although we produce a substantial portion of the content available on Pantaya, some of the content that we offer to Pantaya subscribers is sourced from third parties, including studios, content providers and other rights holders. The license periods and the terms and conditions of such licenses vary. As content providers develop their own video streaming services, they may be unwilling to provide us with access to certain content, including popular series or movies. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our subscribers may be adversely affected and/or our costs could increase. As competition increases, we may or are likely to see the cost of certain programming increase. As we seek to differentiate our service, we are often focused on securing certain exclusive rights when obtaining content. We are also focused on programming an overall mix of content that delights our subscribers in a cost efficient manner. If we do not maintain a compelling mix of content, our subscriber acquisition and retention may be adversely affected.

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

We rely upon a number of partners to make our service available on their devices.

Pantaya offers its subscribers the ability to receive streaming content through a host of internet-connected devices, including TVs, digital video players, television set-top boxes, and mobile devices, as well as through third party services, such as Apple TV, Amazon, Google and ROKU. The third party service providers may increase the distribution fees that they charge us for each subscriber, which would adversely affect our revenue. In addition, the devices are manufactured and sold by entities other than Pantaya, and third party services are provided by entities other than Pantaya, and while these entities should be responsible for the devices’ and services’ performance, the connection between these devices and services and Pantaya may nonetheless result in consumer dissatisfaction toward Pantaya and such dissatisfaction could result in claims against us or otherwise adversely impact our Business. In addition, technology changes to our streaming functionality may require that partners update their devices or services, or may lead to us to stop supporting the delivery of our service on certain devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our subscribers’ use and enjoyment could be negatively impacted.

We have agreements with various cable and satellite and telecommunications operators to make our service available through the television set-top boxes of these service providers or through internet delivery, some of whom may have investments in competing streaming content providers. In many instances, our agreements also include provisions by which the partner bills consumers directly for the Pantaya service or otherwise offers services or products in connection with offering our service. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream our content to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to deliver our streaming content to our subscribers via these devices, our ability to retain subscribers and grow our business could be adversely impacted. Our Business could be adversely affected if, upon expiration of agreements with our partners, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service.

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

We and our partners rely on various technology systems, including those used in connection with the production, distribution and broadcast of our programming, and our online, mobile and app offerings, the Pantaya streaming services, as well as our internal systems which store proprietary information, are susceptible to security breaches, operational data loss, general disruptions in functionality, and may not be compatible with new technology. These risks have been exacerbated by the COVID-19 pandemic as some of our employees are working remotely. We depend on our and our service providers’ information technology systems for the effectiveness of our operations, for streaming Pantaya’s content and to interface with our Networks’ customers, as well as to maintain financial records and accuracy. Any theft or misuse of confidential, personally identifiable or proprietary information could disrupt our Business and result in, among other things, unfavorable publicity, damage to our reputation, loss of competitive information, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of such information, as well as fines and other sanctions resulting from any related breaches of data privacy regulations, any of which could have a material adverse effect on our Business, profitability and financial condition. Interruptions in our operations and services or disruptions to the functionality provided by our Networks and Pantaya could adversely impact our revenues or cause customers to cease doing business with us. In addition, our Business would be harmed if any of the events of this nature caused our customers and potential customers to believe our services are unreliable. Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations.

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

We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our Business.

As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming. To the extent our original programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our Business, including our brand and results of operations may be adversely impacted. As we expand our original programming, we have become responsible for production costs and other expenses. We also take on risks associated with production, such as completion and key talent risk. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our original programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our viewers, or could be damaging to our brand or Business. To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our service, or if we become liable for content we acquire, produce, license and/or distribute, our Business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

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

In addition to any negative direct consequences to our Business or results of operations arising from these financial, economic, pandemic and climate developments, some of these actions may adversely affect our distribution partners, advertisers or other consumers on whom we rely. Our Business and results of operations could be negatively affected as of result.

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

Doing business in foreign countries carries with it certain risks that are not found in doing business in the United States. The risks of doing business in foreign countries that could result in losses against which our Cable Networks are not insured include:

•	exposure to local economic conditions;
•	potential adverse changes in the diplomatic relations of foreign countries with the United States;
•	hostility from local populations;
•	significant fluctuations in foreign currency value;
•	the adverse effect of currency exchange controls or other restrictions;
•	restrictions on the withdrawal of foreign investment and earnings;

•	the transition away from the London Inter-bank Offered Rate (“LIBOR”);
•	government policies against businesses owned by foreigners;
•	investment restrictions or requirements;
•	expropriations of property;
•	the potential instability of foreign governments and economies;
•	the risk of insurrections;
•	difficulties in collecting revenues and seeking recourse against third parties owing payments to us;
•	withholding and other taxes on remittances and other payments by subsidiaries;
•	changes in taxation structure; and
•	shifting consumer preferences regarding the viewing of video programming.

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

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our Pantaya service.

We rely upon the ability of consumers to access our Pantaya service through the internet. If network operators block, restrict or otherwise impair access to our Pantaya service over their networks, our service and business could be negatively affected. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted. Furthermore, to the extent network operators create tiers of internet access service and either charge us for or prohibit us from being available through these tiers, our Business could be negatively impacted.

Most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our Business could be negatively impacted.

We are subject to payment processing risk.

Our subscribers pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, direct debit, online wallets, direct carrier and partner billing. We rely on third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners and/or disruptions or failures in partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. For example, to extent that our subscribers’ credit and debit cards expire and we are unable to secure updated payment information within the applicable grace period due to delays or disruptions in our partner systems or otherwise, the subscription to our services expires, which leads to the loss of the subscriber. In certain instances, we leverage third parties to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to transition subscribers or otherwise find alternative methods of collecting payments, which could adversely impact subscriber acquisition and retention. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our Business.

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

Pursuant to the last available notice (for the Plan year ended December 31, 2019), WAPA’s contributions to the Plan exceeded 5% of total contributions made to the Plan. For more information, see Note 15, “Retirement Plans” of notes to consolidated financial statements, included the Annual Report on Form 10-K.

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

From time to time, we have acquired or invested in complementary businesses and entered into joint ventures/investments. For example, we recently acquired Pantaya. In the future we may make other acquisitions, invest in complementary businesses including joint ventures that involve unknown risks, and may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our Business, financial condition, results of operations and cash flows. Such transactions involve numerous other risks including:

•	difficulties integrating acquired businesses, technologies and personnel into our business, including our recent acquisition of Pantaya;
•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;
•	inability to obtain required regulatory approvals on favorable terms;
•	potential loss of key employees, key contractual relationships or key customers of either acquired businesses or our business;
•	assumption of the liabilities and exposure to unforeseen or undisclosed liabilities of acquired businesses;
•	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities;
•	the failure to realize the expected strategic and other benefits from the transactions; and
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

Unrelated third parties may bring claims against us based on the nature and content of information posted on websites maintained by our Networks and Pantaya.

Our Networks and Pantaya host, or may host in the future, internet sites that enable individuals to exchange information, generate content, comment on content, and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by users of our internet sites. Defenses of such actions could be costly and involve significant time and attention of our management and other resources.

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

The unauthorized use of our intellectual property rights may increase the cost of protecting these rights or reduce our revenues. New technologies such as the convergence of computing, communication, and entertainment devices, the falling prices of devices incorporating such technologies, and increased broadband internet speed and penetration have made the unauthorized digital copying and distribution of our programming content easier and faster and enforcement of intellectual property rights more challenging. The unauthorized use of intellectual property in the entertainment industry generally continues to be a significant challenge for intellectual property rights holders. Inadequate laws or weak enforcement mechanisms to protect intellectual property in one country can adversely affect the results of our operations worldwide, despite our efforts to protect our intellectual property rights. COVID-19 pandemic may increase incentives and opportunities to access content in unauthorized ways, as negative economic conditions coupled with a shift in government priorities could lead to less enforcement. These developments may require us to devote substantial resources to protecting our intellectual property against unlicensed use and present the risk of increased losses of revenue as a result of unlicensed distribution of our content.

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

Other parties may assert intellectual property infringement claims against us, and our Networks’ and Pantaya’s products may infringe the intellectual property rights of third parties. From time to time, our Business receives letters alleging infringement of intellectual property rights of others. Intellectual property litigation can be expensive and time-consuming and could divert management’s attention from our Business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement or enter into royalty or license agreements that may not be available on acceptable or desirable terms, if at all. Our failure to license proprietary rights on a timely basis would harm our Business.

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

Our Second Amended Term Loan Facility and interest rate swaps bears interest at a variable rate based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration (“IBA”) released the LIBOR cessation statement, pursuant to which the IBA publicly announced that it intends to cease publication of euro, sterling, Swiss franc and Japanese yen and 1 week and 2 month USD LIBOR settings on December 31, 2021 and the remaining USD LIBOR settings on June 30, 2023. In accordance with recommendations from the Alternative Reference Rates Committee, U.S. dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. As a result, parties may seek to adjust the spreads relative to such reference rate in underlying contractual arrangements. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates and our interest rate swaps to be affected, which may adversely impact the amount of our interest payments under such debt and payments under our interest rate swaps. We and the administrative agent for the Second Amended Term Loan Facility may seek to amend the credit agreement governing the Second Amended Term Loan Facility to replace LIBOR with a different benchmark index that is expected to mirror what is happening in the rest of the debt markets at the time and make certain other conforming changes to the agreement. As such, the interest rate on borrowings under our Second Amended Term Loan Facility may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our Business, financial condition and results of operations.

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

The average daily trading volume in our Class A common stock during nine months ended September 30, 2021 was approximately 53,286 shares. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock or the prices at which holders may be able to sell our Class A common stock and the limited market liquidity for our securities could affect a holder’s ability to sell at a price satisfactory to that holder.

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

The Company’s amended and restated bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or other employees, or stockholders arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”) or the Company’s Certificate of Incorporation or Bylaws (as each may be amended from time to time), and (iv) any action asserting a claim against the Company, its directors, officers or other employees, or stockholders governed by the internal affairs doctrine. The choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, or stockholders which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees or stockholders. Alternatively, if a court were to find the choice of forum provision contained in the Company’s amended and restated bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in the Company’s amended and restated bylaws will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Exchange Act, or the Securities Act, or the respective rules and regulations promulgated thereunder.

Our dependence on subsidiaries for cash flow may negatively affect our Business.

We are a holding company with no business operations of our own. Our only significant asset is the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Although our term loan facility permits certain restricted payments from our subsidiaries to us to pay for our administrative expenses corporate overhead, franchise taxes, public company costs, directors’ fees and certain insurance premiums and deductibles, it restricts our subsidiaries ability to remit dividends to us in other instances at certain leverage ratios. Additionally, dividends to us from WAPA are also subject to certain local taxation. Consequently, our ability to pay dividends is limited by funds that our subsidiaries are permitted to dividend to us, and in certain instances, will subject us to certain tax liabilities.

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

In addition, we may acquire an entity that was not previously subject to U.S. public company requirements or did not previously prepare financial statements in accordance with U.S. GAAP or is not in compliance with the requirements of the Sarbanes-Oxley Act of 2002 or other public company reporting obligations applicable to such entity. We may incur additional costs in order to ensure that after such acquisition, we continue to comply with the requirements of the Sarbanes-Oxley Act of 2002 and our other public company requirements, which in turn could reduce our earnings or cause us to fail to meet our reporting obligations. In addition, development of an adequate financial reporting system and the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act of 2002 may increase the time and costs necessary to complete any such acquisition or cause us to fail to meet our reporting obligations. To the extent any of these newly acquired entities or any existing entities have deficiencies in its internal controls, it may impact our internal controls.

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

Laws and regulations, including in the areas of advertising, consumer affairs, data protection, finance, marketing, privacy, publishing and taxation requirements, are subject to change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations or changes in enforcement priorities or activity could adversely affect us by, among other things:

•	increasing our administrative, compliance, and other costs;
•	forcing us to undergo a corporate restructuring;
•	limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;
•	increasing our tax obligations, including unfavorable outcomes from audits performed by various tax authorities;
•	affecting our ability to continue to serve our customers and to attract new customers;
•	affecting cash management practices and repatriation efforts;
•	forcing us to alter or restructure our Networks’ and Pantaya’s relationships with vendors and contractors;
•	increasing compliance efforts or costs;
•	limiting our use of or access to personal information;
•	impacting the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;
•	restricting our ability to market our products; and
•	requiring us to implement additional or different programs and systems.

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

Moreover, the adoption or modification of laws or regulations relating to the internet could limit or otherwise adversely affect the manner in which we currently operate our Pantaya service. The continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model for our Pantaya service. Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our Pantaya service and increase our cost of doing business. Favorable laws may change, including for example, in the United States where net neutrality regulations were repealed. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede the growth of Pantaya, cause us to incur additional expense or otherwise negatively affect our Pantaya service.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Company Purchases of Equity Securities

Set forth below is the information concerning acquisitions of Hemisphere Media Group, Inc. Class A common stock by the Company during the three months ended September 30, 2021:

	Total		Total Number of	Approximate Dollar
	Number of	Average	shares Purchased as	Value of Shares that
	Shares	Price Paid per	Part of a Publicly	May Yet be Purchased
Period (a)	Purchased (b)	Share (c)	Announced Program	Under the Program (d)
July 1, 2021 — July 31, 2021	—	$—	—	$18,328,412
August 1, 2021 — August 31, 2021	—	$—	—	$18,328,412
September 1, 2021 — September 30, 2021	2,277	$11.00	2,277	$18,303,356
Total	2,277	$11.00	2,277

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

Exhibit Index

Exhibit No.	Description of Exhibit

10.1**±	Employment Agreement, effective as of November 2021, by and between the Company and John Garcia.
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

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
**	Filed herewith
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

HEMISPHERE MEDIA GROUP, INC.

DATE: November 8, 2021	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 8, 2021	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)