Form 10-K
period 2021-12-31
HEMISPHERE MEDIA GROUP, INC.
filed 2022-03-16
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Class of Stock	Shares Outstanding as of March 11, 2022
Class A common stock, par value $0.0001 per share	20,717,826 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

Documents Incorporated By Reference: The information required by Part III of this Form 10-K, to the extent not set forth herein or by amendment, is incorporated by reference from the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the 2021 Annual Meeting of Shareholders.

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-K

December 31, 2021

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), the MSO’s affiliated regional or individual cable systems and where applicable, app distribution platforms; “MarVista” refers to Mar Vista Entertainment, LLC, a Delaware limited liability company; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company, and its wholly owned subsidiaries; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021; "Third Amended Term Loan Facility" refers to our Term Loan Facility amended on March 31, 2021 as set forth on Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Statements in this Annual Report on Form 10-K for the year ended December 31, 2021 (this “Annual Report”), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about Hemisphere Media Group, Inc. (the “Company”) and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. These statements are, or may be deemed to be, “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

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

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. In addition to the risk factors described in “Item 1A—Risk Factors” in this Annual Report on Form 10-K, those factors include:

●	the deterioration of general economic conditions, political instability, social unrest, and public health crises, such as the occurrence of a global pandemic like COVID-19, including measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties, recent increases in, and any additional waves of, COVID-19 cases, new variants of the virus, such as the Delta or Omicron variant, as well as the availability and efficacy of a vaccine and treatments for the disease and whether individuals choose to vaccinate themselves, either nationally or in the local markets in which we operate, including, without limitation, in the Commonwealth of Puerto Rico;
●	Puerto Rico’s political climate, as well as delays in the pace of disbursement of earmarked federal funds;
●	the effects of extreme weather and climate events on our consolidated operations (the “Business”), as well as our counterparties, customers, employees, third-party vendors and suppliers;
●	changes in technology, including changes in the distribution and viewing of television programming, including expanded deployment of personal video recorders, subscription and advertising video on-demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;
●	the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (“FCC”) or other government regulators to businesses that we acquire;
●	the potential for viewership of our Networks’ or Pantaya’s programming to decline or unexpected reductions in the number of subscribers to our Networks or Pantaya. Networks refers to, collectively, Televicentro of Puerto Rico, LLC (“WAPA”), a sports television network in Puerto Rico operated by WAPA (“WAPA Deportes”), WAPA America, Inc. (“WAPA America”), Cine Latino, Inc. (“Cinelatino”), HMTV Pasiones US, LLC and HMTV Pasiones LatAm, LLC (collectively, “Pasiones”), HMTV Centroamerica TV, LLC (“Centroamerica TV”) and HMTV TV Dominicana, LLC (“Television Dominicana”);
●	the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;
●	the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;
●	the risk that we may become responsible for certain liabilities of the businesses that we acquire, including our recent acquisition of Pantaya, or joint ventures we enter into;
●	future financial performance, including our ability to obtain additional financing in the future on favorable terms;
●	the failure of our Business to produce projected revenues or cash flows;
●	reduced access to capital markets or significant increases in borrowing costs;
●	our ability to successfully manage relationships with customers and Distributors, including satellite systems, telephone companies (“telcos”), app distribution platforms, as applicable, and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems) and other important third parties;
●	continued consolidation of Distributors in the marketplace;
●	a failure to secure affiliate agreements or the renewal of such agreements on less favorable terms;

●	disagreements with our Distributors over contract interpretation;
●	our success in acquiring, investing in and integrating businesses;
●	the outcome of any pending or threatened litigation;
●	the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;
●	strikes or other union job actions that affect our operations, including, without limitation, failure to renew our collective bargaining agreement on mutually favorable terms;
●	the failure or destruction of satellites or transmitter facilities that we depend upon to distribute our Networks;
●	uncertainties inherent in the development of new business lines and business strategies;
●	changes in pricing and availability of products and services;
●	uncertainties regarding the financial results of equity method investees and changes in the nature of key strategic relationships with partners and Distributors;
●	changes in domestic and foreign laws or regulations under which we operate;
●	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;
●	the ability of suppliers and vendors to deliver products and services;
●	our ability to timely and fully recover proceeds under our insurance policies;
●	fluctuations in foreign currency exchange rates and political unrest and regulatory changes in the international markets in which we operate;
●	changes in the size of the U.S. Hispanic population, including the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America;
●	changes in, or failure or inability to comply with, government regulations including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; and
●	competitor responses to our products and services.

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

Item 1. Business.

OVERVIEW

Our Company

We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with a premium Spanish-language streaming platform distributed in the U.S., five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America, the #1-rated broadcast television network in Puerto Rico, a 40% interest in the #3-rated broadcast television network in Colombia and a leading distributor of content to television and digital media platforms in Latin America.

We target the fast growing and highly attractive U.S. Hispanic and Latin America markets. The number of U.S. Hispanic television households grew over five times more than the overall U.S. households between the period from the start of 2010 through the end of 2021. Additionally, the U.S. Census Bureau estimates that between 2020 and 2030 there will be a 21% increase in the U.S. Hispanic population, reaching approximately 75 million Hispanics in 2030. Pew Hispanic Trends estimates that 96% of Latinos believe that it's important for future generations of U.S. Hispanics to speak Spanish.

On March 31, 2021, we acquired the remaining 75% equity interest in Pantaya that we did not already own. Pantaya is the number one Spanish-language streaming platform in the United States by subscribers, with close to one million subscribers as of December 31, 2021. Pantaya targets a large, untapped addressable over-the-top ("OTT") market for U.S. Hispanic viewers, offering content directly to viewers on smart phones, connected TVs and other internet-enabled devices. According to Collage Group, there are 34 million Spanish dominant and bicultural adults over the age of 18 in the U.S. accessing at least one streaming service. Out of that group, 25 million want more reflective characters and seek out shows and movies about Hispanic characters and stories. According to the Pantaya Brands Study 2021 by the Collage Group, only 32% of Spanish dominant and bicultural adults over the age of 18 are aware of Pantaya. This provides a substantial addressable market for us to target. Pantaya currently has the number one grossing Spanish-language entertainment app for both Android and iOS, both ranking in the top 20 for entertainment apps in the United States. Notably, Pantaya has been the most downloaded Android entertainment app in Puerto Rico since June 1, 2021.

Headquartered in Miami, Florida, our portfolio consists of the following:

Pantaya: the first ever premium subscription streaming service of Spanish-language media offering the largest selection of current and classic, commercial-free blockbusters and exclusive rights to critically acclaimed movies and series from Latin America and the U.S. including original productions and titles from our library, as well as titles from third party producers. The Company formed Pantaya in partnership with Lionsgate and launched the service in August 2017 with a 25% equity interest. On March 31, 2021, the Company acquired the remaining 75% equity interest from Lionsgate, and Pantaya is now a wholly-owned consolidated subsidiary of the Company. As of December 31, 2021, Pantaya had close to one million subscribers

Cinelatino: the leading Spanish-language cable movie network with approximately 3.4 million subscribers in the U.S. and 13.7 million subscribers across Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S.

WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement twelve years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 71 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.

WAPA Deportes: Through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico.

WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 3.3 million subscribers, excluding digital basic subscribers.

Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated telenovela cable television network in primetime. Pasiones has approximately 3.7 million subscribers in the U.S. and 15.4 million subscribers in Latin America.

Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 3.2 million subscribers.

Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic national group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.2 million subscribers.

Snap Media: a distributor of content to broadcast and cable television networks and OTT, subscription video-on-demand (“SVOD”) and advertising video-on-demand (“AVOD”) platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista. On July 15, 2021, the Company entered into an omnibus agreement, pursuant to which, minority shareholders relinquished the 25% non-controlling interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company.

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

Our Strategy

Our strategy in the U.S. is to provide unique programming focused on the large and rapidly growing U.S. Hispanic population, including super serving those segments often overlooked by our competitors. Our platforms allow many viewers in the U.S. to feel connected with their home countries, including high quality, differentiated local news, sports and premium entertainment content. For instance, WAPA America is the only nightly newscast from Puerto Rico created for U.S. Hispanics, which is a part of the network's over 71 hours of weekly original news and entertainment programming. Additionally, Pasiones remains the highest rated telenovela cable network in primetime to offer unique and popular telenovelas from around the globe. Pantaya furthers our deep and broad reach among the U.S. Hispanic population, as the leading premium subscription Spanish-language streaming platform to cater to this highly attractive demographic. By focusing on these specific Hispanic markets, we provide targeted, attractive and relevant content, while avoiding direct competition with channels such as Univision and Telemundo, which more acutely target the U.S. Mexican demographic. We believe that our portfolio of brands offers the only platform that speaks to all segments of the U.S. Hispanic population.

WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement twelve years ago and management believes it is highly valued by its viewers and cable, satellite and telecommunications service providers. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing subscriber revenue. WAPA's primetime household rating for the year ended December 31, 2021 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in subscriber revenue.

WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana occupy a valuable and unique position, as they are among the small group of Hispanic cable networks to have achieved broad distribution in the U.S. We expect WAPA America, Cinelatino and Pasiones to launch on YouTube TV in the first half of 2022, further accelerating the breadth of their distribution. As a result, management believes our U.S. cable networks are well-positioned to benefit from growth in both the growing national advertising spend targeted at the highly sought-after U.S. Hispanic cable television audience, and growth in the U.S. Hispanic population, which is expected to continue its long-term upward trajectory. According to the 2020 U.S. Census, nearly 62.1 million Hispanics resided in the United States in 2020, representing an increase of more than 27 million people between 2000 and 2020, and that number is projected to grow to approximately 75 million by 2030. U.S. Hispanic television households grew by 35% during the period from 2010 to 2021, from 12.9 million households to 17.5 million households. Although our U.S. cable networks total subscribers declined during 2021, given the projected growth of the U.S. Hispanic population, we are optimistic that our U.S. cable networks total subscribers will see renewed long-term growth.

Our strategy in Latin America is to make similar strides as our networks in the U.S. Additionally, Canal 1 represents one of only three national broadcast television networks in Colombia, the second largest Latin American advertising market (excluding Brazil). We believe that Canal 1 can create a compelling, differentiated programming option in Colombia, similar to our experience with WAPA in Puerto Rico. In Latin America, Cinelatino and Pasiones are included in basic cable packages. We believe we are underpenetrated in the market, which provides room for growth and increased market share. We believe that our business model is highly scalable and that we could drive profitable growth by replicating this model across Latin America.

We believe that our platform value is significant, allowing us to leverage content and distribution relationships across different geographies. We are able to use compelling content that we own or have licensed across our media properties, giving us economies of scale.

Our objective is to maintain and improve our position as a leading U.S. Spanish-language media company serving the U.S. Hispanic and Latin American markets by, among other things:

Growing subscriber revenue — We believe Pantaya and our Networks are well-positioned to further grow our subscriber revenue, fueled by continued growth in the U.S. Hispanic population and our robust content portfolio. For example, WAPA entered into renewals with two of the largest Distributors in Puerto Rico on very favorable terms by virtue of its dominance in the Puerto Rico market, and these agreements will generate significant subscriber revenue growth for us. With no reverse compensation, our subscriber revenue has high margin flow through to income. We expect to continue to expand the distribution of our Networks in the U.S. through virtual MVPDs, such as YouTube TV, in the coming year. For example, all five of our cable networks in the U.S. launched on fuboTV in 2022. Pantaya launched on YouTube TV in the quarter ended September 30, 2021, expanding its customer base and driving subscriber revenue. As multi-channel video distributors, such as cable, satellite and telecommunications service providers, which we refer to as MVPDs, and app platform distributors become more focused on targeting the Hispanic audience as a way to grow subscribers, we believe that our Networks and streaming platform will be well-positioned to capture the upside. We plan to leverage the promotional strength of our Networks to meaningfully accelerate Pantaya's subscriber growth.

Investing in content for Pantaya and our Networks to drive subscriber growth and build viewership - We have made substantial investment in our programming and marketing efforts in order to expand our subscriber base and build viewership, as well as increase our attractiveness to advertisers. We will continue to invest in programming through original production, licensing and acquisition. In 2022, Pantaya is set to release 16 original series and many motion picture premiers, increasing both the quality and volume of its programming. At WAPA, we have successfully created a highly differentiated content strategy and in doing so, have maintained a #1 ratings ranking in the Puerto Rico market for twelve consecutive years. Cinelatino, as the only buyer of scale that can cover both the U.S. and Latin American markets for television rights to Spanish-language films, is well-positioned to acquire the best content available at favorable terms and has built an expansive content library.

Driving growth in advertising sales - We continue to see an opportunity to increase our advertising revenues. Our U.S. cable networks are well positioned to benefit from the advertising spend targeted at the highly sought-after U.S. Hispanic audience. From 2000 to 2020, Hispanics accounted for 54% of all U.S. population growth, outpacing all other non-Hispanic groups. U.S. Hispanics are an attractive group for advertisers with massive and rapidly growing buying power expected to reach $2.6 trillion by 2025, according to The Multicultural Economy, 2021 by the Selig Center for Economic Growth. From 2010 to 2020, Hispanic buying power increased by 87%, outpacing non-Hispanics, whose buying power increased by 51% during the same time, according to The Multicultural Economy, 2021 by the Selig Center for Economic Growth. We offer a unique and differentiated target audience for our advertisers, driven by our targeted demographic and our ability to segment the U.S. Hispanic population.

Develop and expand content licensing revenue - Presently, our two primary revenue streams are subscriber revenue and advertising revenue, but we believe an opportunity exists to grow our revenues from content licensing. We own or control all media rights for a vast majority of our content and we continue to produce original content. In November 2018, we acquired Snap Media, which provides us with the expertise and relationships to expand our content licensing business. Our strategy is to window content across our platforms and to license the content to third parties for exploitation on free-TV, pay-TV, OTT, SVOD and AVOD platforms in the U.S. and Latin America. We believe this high-margin revenue from content licensing will help drive our revenue growth and profitability.

Acquisition-driven growth - We continue to look for attractive opportunities that are complementary and accretive to our existing business. We intend to take a long-term view and primarily seek opportunities which will expand our leadership position in the fast growing and highly desirable Spanish-language media market in the U.S. and Latin America. We intend to seek acquisition opportunities where we believe a catalyst for value realization is already present or where we can realize synergies with our existing businesses. These may include Spanish-language cable networks distributed in the U.S., Latin American broadcast and cable television networks, radio stations, production companies and content libraries.

Employees

At December 31, 2021, we and our subsidiaries employed 363 full-time persons. In the normal course of business, we use contract personnel to supplement our employee base to meet business needs. We or our subsidiaries may hire additional personnel in connection with the closing of future acquisitions. We believe that employee relations are generally satisfactory. At December 31, 2021, approximately 141 of our employees based in Puerto Rico are full-time unionized employees covered by a collective bargaining agreement (the "CBA"). The CBA expires on May 31, 2022 and covers all of our unionized employees.

Revenue Sources

Our two primary sources of revenues are advertising revenue and subscriber revenue. All of our Networks derive revenues from advertising. Advertising revenue is generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers providing for an agreed upon advertising commitment and price per spot. Our advertising revenue is tied to the success of our programming, including the popularity of our programming with our target audience. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from increased advertising sales in an election year. For example, in the year ended December 31, 2020, we experienced higher advertising sales as a result of political advertising spending during the 2020 gubernatorial elections in Puerto Rico. The next election in Puerto Rico will be in 2024.

All of our Networks receive fees paid by MVPDs. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific subscriber revenue we earn varies from period to period, Distributor to Distributor and also varies among our Networks, but is generally based upon the number of each Distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in subscriber revenue at our Networks are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to our Networks generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically due and received within sixty days of the remittance. Our Networks depend upon agreements with a limited number of Distributors. We set forth our net revenues, total assets and operating income in “Item 8. Financial Statements.”

We also generate subscriber revenue from subscriptions to Pantaya, our streaming platform. Pantaya is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our streaming platform. Estimates of revenue generated but not yet reported by the Company’s third party Distributors are made based on the estimated number of subscribers using the most recently received remittance reporting from each Distributor, which is consistent with our past practice and industry practice.

We continually review the quality of our programming to ensure that it is maximizing our platforms’ viewership and giving our platforms’ subscribers a premium, high-value experience. Growth in our subscriber revenue will, to a certain extent, be dependent on the growth in direct subscribers to our streaming platform, growth in subscribers of the cable, satellite and telecommunication service providers distributing our Networks as well as the app platforms distributing our streaming platform, new system launches including launches on virtual MVPDs (e.g. YouTube TV, Hulu, etc.) and continued carriage of our Networks and streaming platform by our distribution partners. Our revenues also benefit from contractual rate increases stipulated in most of our affiliation agreements.

In 2021, we generated approximately 95% of our net revenues from the United States. For the years ended December 31, 2021 and 2020, we generated net revenues of $185.3 million and $141.9 million, respectively, from the United States. For the years ended December 31, 2021 and 2020, we generated net revenues of $10.4 million and $9.3 million, respectively, from outside the United States.

OUR NETWORKS AND JOINT VENTURES

Pantaya

Started in 2016 and launched in 2017, Pantaya is a premier Spanish-language streaming service. Pantaya targets the growing U.S. Hispanic audience and offers a unique premium selection of blockbuster and critically acclaimed current theatrical releases and exclusive original series unavailable anywhere else. Pantaya owns or controls the rights for many films, including the most popular recent movie releases from Mexico, and its current library includes 17 of the 20 highest-grossing Mexican films since 2019. In March 2021, we acquired the remaining 75% equity interest in Pantaya from Lionsgate that we did not already own.

Pantaya also has an in-house production studio, Pantelion, which has accounted for many of Pantaya’s hit programming. Pantaya has output deals with the top three film distributors in Mexico. As of December 31, 2021, Pantaya had close to one million subscribers.

In 2021, Pantaya continued to grow as the #1 destination for original premium movies and series in Spanish, its website, Pantaya.com, generated over 55.2 million pageviews with an average 1.1 million monthly unique visitors.

WAPA

Headquartered in San Juan, Puerto Rico, WAPA is a full-power independent broadcast television network. WAPA was founded in 1954 as the second broadcast television network in the Caribbean and the third in Latin America. WAPA occupies a prime channel position (channel 4) together with its full power repeater stations, WTIN in Ponce and WNJX in Mayagüez. WAPA is also distributed by all cable, satellite and telecommunication service providers in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement twelve years ago.

WAPA is Puerto Rico’s news leader and the largest local producer of entertainment programming, producing over 71 hours in the aggregate each week. In addition to having Puerto Rico’s most watched news programming, WAPA’s top-rated local shows include El Cuarto Poder, an investigative news program featuring Puerto Rican journalist Jay Fonseca, and Guerreros, an unscripted competition show. WAPA also licenses and televises blockbuster Hollywood movies and top-rated U.S. television series and telenovelas from around the globe dubbed into Spanish. This diverse and unique mix of programming has made WAPA the market leader in Puerto Rico.

WAPA owns a 66,500 square foot building which houses its state-of-the-art production facilities, television studios, and administrative offices. All of WAPA’s news and most of its local programs are produced at WAPA’s production facility.

In 2008, WAPA launched WAPA.TV, which is now one of the most visited local sites in Puerto Rico. WAPA.TV provides up-to-the-minute news and weather, promotional clips of WAPA’s most popular shows, additional video content not seen on WAPA, and a platform for viewers to share comments and interact, driving further audience engagement. In 2021, WAPA.TV’s mobile-optimized website and apps generated a total of 248 million page views and an average of 1.9 million monthly unique visitors.

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

WAPA America

WAPA America, launched in 2004, is a Spanish-language cable television network targeting viewers from Puerto Rico, as well as the Dominican Republic, Cuba, Venezuela and Colombia (collectively referred to as “Caribbean Hispanics”), who reside in the U.S. Caribbean Hispanics are the second largest U.S. Hispanic population segment, representing approximately 20% of the U.S. Hispanic population. WAPA America is distributed by all major U.S. cable, satellite and telecommunication operators to approximately 3.3 million subscribers, excluding digital basic subscribers. WAPA America televises the top-rated news and entertainment programming produced by WAPA. WAPA America supplements its programming with acquired telenovelas and cultural programming, popular sports programming from Puerto Rico and other programming from WAPA’s library.

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

Cinelatino

Cinelatino is the leading Spanish-language cable movie network with more than 17.1 million subscribers across the U.S., Latin America and Canada. Cinelatino is programmed with a lineup featuring what we believe to be the best contemporary films and original television series from Mexico, Latin America and the U.S. Cinelatino was launched in Mexico in 1993, and introduced into the U.S. in 1995.

Our programming strategy for Cinelatino is specifically intended to provide the audience with the broadest selection of the most popular and highest-quality films across all popular genres, from Mexico and all other Latin American geographies that have significant populations in the U.S., including Puerto Rico, the Dominican Republic, Colombia and Peru. Consistent with its programming strategy, Cinelatino has licensed the rights to many of the highest grossing box office films in Mexico. Cinelatino has an expansive library of over 700 of the best Spanish-language titles from suppliers across the globe. In July 2015, Cinelatino introduced advertising on its network. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S. Additionally, leveraging its expansive content library, which includes theatrical films, made-for-television movies, series and other content acquired or licensed from third party suppliers, as well as its own original productions, Cinelatino licenses content to OTT services in the U.S. and Latin America.

Cinelatino has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America and Canada. Cinelatino is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has over 3.4 million U.S. subscribers. For more information, see “—Industry.”

Cinelatino is also distributed by many Latin American pay television distributors, generally on basic video packages, and has approximately 13.7 million subscribers throughout Latin America. Cinelatino is presently distributed to approximately 26% of all pay-TV subscribers throughout Latin America (excluding Brazil), representing a growth opportunity.

Pasiones

Pasiones, launched in August 2008, focuses on one of the most popular program genres among Hispanics, telenovelas. The network sets itself apart by showcasing telenovelas produced in Latin America, Turkey, India, South Korea and other countries (dubbed into Spanish), in contrast to competitor networks such as Univision TLNnovelas, which focus almost exclusively on Mexican telenovelas. This diverse programming strategy made Pasiones the highest rated telenovela cable television network in primetime in 2021. In owning both Pasiones and Cinelatino, we provide content in two of the most popular genres with Hispanics, telenovelas and movies.

Pasiones has two feeds of its service, one that is distributed in the U.S. and a second that is distributed throughout Latin America. Pasiones is distributed by all major U.S. cable, satellite and telecommunications operators on Hispanic Programming Packages and has approximately 3.7 million U.S. subscribers. For more information, see "-Industry."

Pasiones is also distributed by many Latin American pay television distributors, generally on basic video packages, and has approximately 15.4 million subscribers throughout Latin America. Pasiones is presently distributed to approximately 29% of total pay-TV subscribers throughout Latin America (excluding Brazil), representing a growth opportunity.

Centroamerica TV

Centroamerica TV, launched in September 2004, is the leading network targeting the more than 6.3 million Central Americans living in the U.S. Central Americans are the third largest U.S. Hispanic population group, and represent the fastest growing segment of the U.S. Hispanic population, having grown approximately 299% from 2000 to 2022. Centroamerica TV features news and entertainment programming from leading television broadcast networks in El Salvador, Honduras, Costa Rica, Guatemala, and Panama, as well as exclusive soccer programming from the top professional leagues in the region.

Centroamerica TV has approximately 3.2 million subscribers in the U.S. and is distributed on Hispanic Programming Packages. For more information, see “—Industry.”

Television Dominicana

Television Dominicana, launched in November 2005, is the leading network targeting the more than 2.6 million Dominicans living in the U.S. Dominicans are the fourth largest U.S. Hispanic national group and have grown by 240% from 2000 to 2022. Television Dominicana airs news and entertainment programming from leading content producers in the Dominican Republic, as well as the Dominican Republic professional baseball league featuring current and former players from MLB.

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

Joint Ventures/Investments

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. Canal 1 is one of only three national broadcast television networks in Colombia. The partnership began operating Canal 1 on May 1, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. Canal 1 is the #3-rated broadcast television network in Colombia. At December 31, 2021, we owned a 40% interest in the joint venture, which is deemed a VIE that is accounted for under the equity method.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. The investment is accounted for under the equity method.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC ("Snap JV"), a joint venture with MarVista, to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. We expect to wind down this joint venture in the near term.

For more information on Canal 1, REMEZCLA and Snap JV, see Note 7, “Equity Method Investments” of Notes to Consolidated Financial Statements, included in this Annual Report.

OUR COMPETITION

We compete for the development and acquisition of programming, distribution of our Networks and Pantaya, selling of commercial time on our Networks, viewership of our Networks and Pantaya, and on- air and creative talent.

Pantaya has numerous competitors who offer subscription streaming services, including Netflix, Discovery, Viacom, Disney, Amazon and AT&T. Additionally, TelevisaUnivision has announced that they are launching their own subscription streaming service in 2022. These competitors may secure better terms from content suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. We also compete with providers of AVOD services as well as free advertising supported television (“FAST”), which offer consumers free content in exchange for viewing advertisements.

Our Networks compete with other Spanish-language broadcast and cable television networks, streaming platforms and other digital media companies for the acquisition of programming, viewership, the sale of advertising and creative talent. Our ability to produce and acquire popular content impacts our viewership and the sale of advertising.

We also compete with both Spanish-language and English-language broadcast and cable television networks for distribution of our Networks and the fees paid by cable, satellite and telecommunication service providers. Our ability to retain and secure distribution agreements is necessary to maintain and grow subscriber revenue, and to attain viewership which drives advertising sales. Our contractual agreements with Distributors are renewed or renegotiated from time to time in the ordinary course of business. The launch of new networks and consolidation within the cable and satellite distribution industry may adversely affect our ability to obtain and maintain distribution of our Networks.

Additionally, new entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions.

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

WAPA competes with broadcast television networks and cable television networks in Puerto Rico for audience viewership, advertising sales, and programming. WAPA's main competitor is the Puerto Rican Telemundo affiliate, which relies heavily on programming from the U.S., consisting primarily of telenovelas produced in Mexico, the U.S. and Latin America. There are a few other local broadcasters, but they tend not to be competitive due to weak programming and/or poor signal quality. In addition, while all major English-language U.S. broadcast networks have local affiliates, they are, for the most part, low power stations with nominal ratings. Cable channels are generally not competitive, as they tend to be U.S.-based, English- language channels with little relevance to the Spanish-speaking Puerto Rican audience, and pay television is much less widely penetrated in Puerto Rico than the U.S. WAPA has effectively customized its programming for the viewing preferences of the Puerto Rican market with more local entertainment and news programming than its competitors, as well as blockbuster Hollywood movies and hit U.S. television series (dubbed into Spanish). As a result, since the start of Nielsen audience measurement, WAPA has been the ratings leader for the past twelve years. WAPA Deportes competes for viewership, advertising sales and programming with other channels offering similar sports programming in Puerto Rico. Competitors include U.S.-based cable networks, such as ESPN, TNT, and TBS. WAPA.TV, WAPA's mobile-optimized website, directly competes with other local news, weather and entertainment sites for traffic and advertising sales. To some extent, WAPA.TV also competes with search engines and social networks, such as Google and Facebook, for digital advertising revenue.

Many of the competitors noted in this section have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources, and our financial resources may be relatively limited when contrasted with many of these competitors.

INTELLECTUAL PROPERTY

Our intellectual property assets principally include copyrights in television programming, websites and other content, trademarks in brands, names and logos, domain names and licenses of intellectual property rights of various kinds. The protection of our Networks' and Pantaya's brands and content is of primary importance to our success. To protect our intellectual property assets, we rely upon a combination of copyright, trademark, unfair competition, trade secret and internet/domain name statutes, laws and contractual provisions. However, there can be no assurance of the degree to which these measures will be successful in any given case. Moreover, effective intellectual property protection may be either unavailable or limited in certain foreign territories. Policing unauthorized use of our products and services and related intellectual property is difficult and costly. We seek to limit unauthorized use of our intellectual property through a combination of approaches. However, the steps taken to prevent the infringement of our intellectual property by unauthorized third parties may not work.

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

INDUSTRY

U.S. Hispanic Market

Hispanics represent the largest minority group in the U.S. at 19% of the total U.S. population and a rapidly expanding demographic, accounting for 54% of the total U.S. population growth between 2000 and 2020. According to the 2020 U.S. Census, nearly 62.1 million Hispanics resided in the United States in 2020, representing an increase of more than 27 million people between 2000 and 2020. This trend is expected to continue as the U.S. Hispanic population is projected to grow to approximately 75 million by 2030, an increase of 21% from 2020. As a result of this growth, the U.S. Hispanic market represents massive addressable market equivalent to the eighth largest economy in the world and with buying power expected to reach $2.6 trillion by 2025. In addition, the Hispanic population on average is significantly younger than the overall population. For example, the median age of U.S. Hispanics is 30, which is nine years younger than the median age for the total US.

Not only is the Hispanic population in the U.S. significantly younger than the overall population, but the Hispanic population is more connected and more inclined to consume information online. Connected device penetration is significantly higher, with ownership of smartphones, computers and smart TVs over- indexed to the total U.S. population by 104%, 113% and 125%, respectively. Six out of ten hours of Hispanic TV content viewing are streamed, and, amongst Hispanics, streaming has overtaken both broadcast and cable to become the #1 source for video entertainment. Moreover, Hispanics average 4.9 subscription services compared to 3.9 for non-Hispanic whites according to Collage Group.

Claritas estimates that as of January 1, 2022, over 67% of the U.S. Hispanic population was of Mexican origin, followed by Puerto Rican, the second largest Hispanic national group, at 10%. There are more than 6.3 million Puerto Ricans and an additional 6.0 million Hispanics from other Caribbean countries residing in the mainland U.S., and together, Puerto Ricans and other Caribbean Hispanics represent over 19% of the total U.S. Hispanic population. The Puerto Rican population in the U.S. (outside of Puerto Rico) grew 86% from 2000 to 2022, while the overall Caribbean Hispanic population grew 106% during the same time period, including the Dominican population which grew 240% from 2000 to 2022.

Caribbean Hispanics (WAPA America and Television Dominicana target audience)

Place of Origin	Population 2022	% of U.S. Hispanics
Puerto Rico	6,337,689	10.0%
Dominican Republic	2,602,573	4.1%
Cuba	1,915,692	3.0%
Colombia	1,124,984	1.8%
Venezuela	330,010	0.5%
Total Caribbean Hispanics	12,310,948	19.5%

Source: 2022 Claritas

Central Americans are the third largest U.S. Hispanic regional population group in the U.S. (behind Mexicans and Caribbean Hispanics), and represent the fastest growing segment of the U.S. Hispanic population. There are over 6.3 million Central Americans residing in the U.S., an increase of approximately 299% since 2000. Central Americans comprise approximately 10% of the U.S. Hispanic population in 2022, compared to approximately 4% in 2000.

Central American Hispanics (Centroamerica TV target audience)

Place of Origin	Population 2022	% of U.S. Hispanics
El Salvador	2,726,904	4.3%
Guatemala	1,696,431	2.7%
Honduras	769,633	1.2%
Nicaragua	448,776	0.7%
Panama	401,972	0.6%
Costa Rica	266,340	0.4%
Total Central American Hispanics	6,310,056	10.0%

Source: 2022 Claritas

Hispanic Television and Pay-TV Landscape

Within the U.S. cable network industry, the U.S. Hispanic demographic is attractive for a number of reasons:

●	Growth in Hispanic TV households: U.S. Hispanic television households grew by 35% during the period from 2010 to 2021, from 12.9 million households to 17.5 million households, over five times the overall U.S. television household growth of only 6.5%. The continued long-term growth of Hispanic television households creates a significant opportunity to reach an attractive audience at a time when overall household growth in the U.S. is more modest.
●	Hispanic pay-TV subscribers: Although Hispanic pay-TV subscribers declined during 2021, given the expected growth of Hispanic television households, we are optimistic that Hispanic pay-TV subscribers will see renewed long-term growth, particularly as our Networks launch on virtual MVPDs.

Television Viewing and Language Preferences

●	Hispanics Enjoy Movies: In 2020, the last year in which data is available, Hispanics made up only 19% of the U.S. population, yet they comprised 29% of the country's movie ticket purchasers. In fact, the President of the National Association of Theater Owners described Hispanics as "the most valuable component of moviegoers." In 2020, even though overall attendance was down significantly due to COVID-19, Hispanics with an average of one visit for the year saw more movies than any other ethnic community.
●	Hispanics Prefer Television in Spanish: Spanish remains the most used language in the home by U.S. Hispanic adults, and this powerfully influences television viewing habits. According to Nielsen, about 66% of Hispanics aged 18 and over speak Spanish as much as or more than English in their homes. Spanish-dominant or bilingual (Spanish/English Equal) homes comprise 63% of U.S. Hispanic households, and these homes exhibit a strong preference to watch television in their native language. In 2021, Spanish-dominant adults in key marketing demographics viewed about 23% of television in Spanish and bilingual adults viewed 68% of television in Spanish.

Hispanic Advertising Market

Persons living in Hispanic television households represent 18% of the total U.S. television household population and 11% of the total U.S. buying power, but the aggregate linear television media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic linear television market. Hispanic household income is growing much faster than the general population making this an increasingly attractive demographic for advertisers. From 2010 to 2020, Hispanic buying power increased by 87%, outpacing non-Hispanics, whose buying power increased by 51% during the same time, according to The Multicultural Economy, 2021 by the Selig Center for Economic Growth.

Viewing of Spanish-language cable networks as a percentage of total Spanish-language television viewing has grown by 18% from 2008 to 2021.

Latin American Market (excluding Brazil)

Pay-TV subscribers in Latin America grew by 14% from 2014 to 2021, and are projected to grow an additional 7 million from 53 million in 2021 to 60 million by 2025. Pay-TV penetration of television households has remained relatively stable at 46% from 2014 to 2021 and is projected to modestly increase to 48% by 2025. Cinelatino and Pasiones are currently distributed to only approximately 26% and 29% of pay TV subscribers (excluding Brazil), respectively, presenting an attractive growth opportunity.

Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and appealing market for broadcast television. Colombia had an estimated population of 51.6 million as of January 1, 2022, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 55% share of overall viewing. These factors result in an annual market for free-to-air television advertising of $256 million (as converted utilizing the average foreign exchange rate during the period).

Puerto Rico Overview

The Commonwealth of Puerto Rico is a U.S. territory and has a U.S. dollar-based economy, U.S. rule of law and strong governmental ties to the United States. The broadcast television industry in Puerto Rico is regulated by the FCC, and the banking system is regulated under the U.S. system (Federal Deposit Insurance Corporation). Puerto Rico has a population of approximately 3.3 million, with an additional 6.3 million Puerto Ricans living in the mainland U.S. All Puerto Ricans are U.S. citizens.

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

In March 2020, the World Health Organization declared COVID-19 a pandemic. On March 15, 2020, the Puerto Rico Governor issued an executive order declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of all businesses, except for businesses that provide essential services, including banking and financial institutions with respect to certain services. Many of the restrictions have been gradually lifted and most economic metrics are trending positively.

Puerto Rico also made tremendous progress on the vaccination front. In fact, Puerto Rico has a lower rate of COVID-19 cases than any U.S. state except Nebraska and a higher rate of vaccination against COVID-19 than any state except Vermont (according to Centers for Disease Control and Prevention data as of March 1, 2022), which has facilitated a return to normalized commercial activity. Most key economic metrics are trending very positively. The tourism and hospitality sector in Puerto Rico has seen tremendous growth. Occupancy rates in 2021 nearly doubled as compared to 2020 and exceeded 2019 by 4%, according to Tourism Analytics. Airport passenger traffic in 2021 was approximately 9.7 million nearly double as compared to 2020 and exceeded 2019 by approximately 3%. Auto sales in 2021 increased 36% as compared to 2020 and exceeded 2019 by 21%, according to the United Automobile Importers Group (based on units). Cement sales in 2021 increased 13% as compared to 2020, according to a study by the Federal Reserve Bank in New York.

The macroeconomic outlook for Puerto Rico has improved from the loosening of Covid-19-related restrictions on economic activity, combined with federal disaster recovery funds Puerto Rico is expected to receive related to the recovery from hurricane Maria in 2017. In addition, seven years since the Commonwealth announced that it was unable to pay its outstanding debt obligations, on January 18, 2022, the Title III bankruptcy court approved a plan of adjustment that would restructure $33 billion of public debt to $7.4 billion in new bonds. Nevertheless, any recovery of the Puerto Rican economy could be adversely impacted by macroeconomic developments within the United States and across the globe.

Puerto Rico Broadcast Television Market

Puerto Rico has 1.3 million television households, comparable to that of a top 25 U.S. television market. Puerto Rico is the third largest U.S. Hispanic market behind Los Angeles and New York.

Puerto Rican television broadcasters capture the dominant share of viewership, which is unique relative to the U.S. The three primary broadcasters in Puerto Rico-WAPA, Univision and Telemundo-collectively garner approximately 76% of all television household viewership in primetime, distinguishing Puerto Rico from the U.S. television market, where the four major national broadcast networks (ABC, CBS, NBC and Fox) garner a collective primetime audience share of 27%. In fact, WAPA's primetime household rating in 2021 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW.

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

FCC Licenses and Renewal

The Communications Act permits the operation of a broadcast station only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The FCC grants broadcast licenses for specified periods of time and, upon application, may renew the licenses for additional terms (ordinarily for the full term of eight years). Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC's rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may renew a broadcast station's license, either with conditions or without, or it may designate the renewal application for hearing. The licensees of all television stations serving communities in Puerto Rico were required to file renewal applications by October 1, 2020. We filed renewal applications for our television stations on October 1, 2020. These applications have been granted for full eight-year terms expiring on February 1, 2029.

Media Ownership Restrictions and FCC Proceedings

The FCC's broadcast ownership rules affect the number, type and location of broadcast properties that we are allowed to hold or acquire. The FCC is required by statute to review all of its broadcast ownership rules every four years to determine if such rules remain necessary in the public interest. The rules limit the common ownership, directly or by way of attribution, operation or control of television stations serving the same area. The rules also limit the aggregate national audience reach of television stations under common ownership, directly or by way of attribution. In 2017, the FCC relaxed certain ownership rules. In September 2019, the Court of Appeals for the Third Circuit vacated the FCC's 2017 decision. As a result of the Third Circuit's decision, certain changes to the local television ownership rule, which had permitted the common ownership of two television stations in all markets as long as the commonly owned stations were not both among the top-four stations, based on audience share, were eliminated, and the newspaper-broadcast cross ownership and radio-television cross ownership rules were reinstated. In October 2020, the U.S. Supreme Court agreed to consider an appeal of the Third Circuit decision. In April 2021, the Supreme Court issued a unanimous decision reinstating the FCC's 2017 decision, which resulted in the elimination of the newspaper-broadcast and radio-television cross ownership rules and relaxation of the local television ownership rule to permit ownership of two television stations in all markets as long as both are not among the top-four rated stations in a market. In June 2021, the FCC issued an Order formally implementing the changes reflected in its 2017 decision. In December 2018, the FCC released a Notice of Proposed Rulemaking to launch its statutorily mandated quadrennial review of multiple ownership rules. Because of the changes implemented as a result of the Supreme Court's decision, the FCC's Media Bureau asked parties, in June 2021, to update their record in the 2018 quadrennial review. The review is still pending. The FCC's rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits. In general, officers, directors and stockholders holding 5% or more of the voting interests in Hemisphere are deemed to have attributable interests. The FCC's ownership limits therefore apply to our principals and certain investors in our Company. Because we are controlled by a single stockholder holding a majority of the voting power of our capital stock, the FCC's current rules do not treat other five percent or greater voting stockholders as attributable, and those ownership interests are not required to be reported to the FCC.

In December 2017, the FCC opened a notice of proposed rulemaking to review the national television audience reach cap and the 50% discount that is given to UHF stations in determining compliance with the national audience cap. That proposed rulemaking remains pending as of the date of this Annual Report.

Local Television Ownership Rule

Under the local television ownership rule, one party may own, operate, or control up to two television stations in a market, so long as at least one of the stations is not one of the top four rated stations (based on audience share) in the television market. Requests for a waiver of the prohibition on owning two top-four stations will be considered on a case-by-case basis. The rule also permits the ownership, operation or control of two television stations in a market as long as the stations' Noise Limited Service contours do not overlap. Broadcast stations designated by the FCC as "satellite" stations are exempt from the local television ownership rule. WNJX TV and WTIN TV have been designated by the FCC as "satellite" stations of WAPA TV, a division of WAPA. An entity that has an attributable ownership interest in Hemisphere also has an attributable interest in television stations owned by Univision, including Station WSTE, licensed to Ponce, Puerto Rico. Because of this attributable interest, under the current local television ownership rule, without a waiver, we would not be permitted to acquire an attributable interest in any other full power television stations serving Puerto Rico. The FCC may waive its local television ownership rule to permit ownership, operation or control of two television stations in a market that would not otherwise be permissible if one of the stations is in involuntary bankruptcy, is a "failed" station, or is "failing" (i.e., stations with negative cash flow and less than a four share all day audience rating). Under the local television ownership rule, the licensee of a television station that provides more than 15% of another in market station's weekly programming or advertising will be deemed to have an attributable interest in the other station.

Attribution of Ownership

Pursuant to FCC rules, the following relationships and interests are generally considered attributable for purposes of broadcast ownership restrictions: (i) all officers and directors of a corporate licensee and its direct or indirect parent(s); (ii) voting stock interests of at least five percent; (iii) voting stock interests of at least 20 percent, if the holder is a passive institutional investor (such as an investment company, bank, or insurance company); (iv) any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; (v) equity and/or debt interests that in the aggregate exceed 33 percent of a licensee’s total assets, if the interest holder supplies more than 15 percent of the station’s total weekly programming or is a same-market broadcast company ; (vi) time brokerage of a broadcast station by a same-market broadcast company; and (vii) same-market radio joint sales agreements. Because we are controlled by a single stockholder holding a majority of the voting power of our capital stock, the FCC’s current rules do not treat other five percent or greater voting stockholders as attributable, and those ownership interests are not required to be reported to the FCC. Pending before the FCC is a proposal to eliminate the single majority shareholder exception. The FCC is also considering a proposal to require the disclosure in biennial ownership reports of information about five percent or greater voting shareholders, even if such interests are not attributable under the FCC’s ownership rules.

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

In considering a request for declaratory ruling, the FCC coordinates with Executive Branch agencies on national security, law enforcement, foreign policy and trade policy issues. In October 2020, the FCC adopted rules to streamline the timing and improve the transparency of the required review of these requests by Executive Branch agencies. The FCC is also currently considering additional rules to further expedite this review process, including requiring licensees to respond to a standardized set of national security and law enforcement questions.

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

In 2017, the FCC adopted rules authorizing the deployment of the Next Generation broadcast television transmission standard, also called ATSC 3.0. ATSC 3.0 is an Internet Protocol-based broadcast transmission platform that merges the capabilities of over-the-air broadcasting with the broadband viewing and information delivery methods of the Internet, using the same 6 MHz channels presently allocated for digital television service. Next Generation Television offers 4K ultra high definition video quality, enhanced sound quality, interactivity, mobile reception and advanced emergency messaging. Stations are not obligated to use ATSC 3.0; use of the new standard is voluntary. However, any station that decides to deploy the new standard will also be required to simulcast its primary program stream in the currently-used ATSC 1.0 format for a period of time as determined by the FCC. Television stations in many US television markets have voluntarily converted to ATSC 3.0 operations. In December 2021, the FCC released a notice of proposed rulemaking proposing rule changes which would clarify that a licensee's multicast streams that are broadcast by another host station as part of the conversion to ATSC 3.0 will be covered by the originating station's license. We cannot predict what impact the new standard will have on our Business.

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

In 2014, the FCC adopted rules prohibiting a television broadcast station that is ranked among the top four stations to negotiate retransmission consent jointly with another station, if the stations are not commonly owned and serve the same geographic market. Congress tightened this restriction to prohibit joint negotiation with any television station in the same market unless the stations are under common de jure control as part of the STELA Reauthorization Act of 2014. The Further Consolidated Appropriations Act, 2020 enacted in December 2019 made permanent the statutory requirement that broadcasters and MVPDs negotiate retransmission agreements in good faith, which had been scheduled to expire at the end of 2019. In December 2014, the FCC issued a NPRM requesting comment on whether the definition of MVPD should be expanded to include providers that make multiple linear streams of video programming available for purchase, regardless of the technology used to distribute the programming (e.g. entities providing video programming to subscribers through internet connections). We cannot predict what impact, if any, this proceeding will have on our negotiations with video programming distributors. In March 2021, H.R. 1856, the Modern Television Act of 2021, was introduced in the House of Representatives. The bill proposes to repeal retransmission consent requirements and compulsory copyright licenses and make other changes to copyright law and regulations governing negotiation of retransmission consent agreements. The bill was referred to the House Energy and Commerce and House Judiciary committees; however, no hearings or other actions with respect to the bill have been scheduled.

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

The FCC adopted rules concerning the incentive auction and the repacking of the television band and conducted the auction. The incentive auction concluded in the first half of 2017. The FCC is now completing the process of "repacking" the remaining television broadcast spectrum, which requires that certain television stations that did not relinquish spectrum in the auction modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is reimbursing stations for reasonable relocation costs. The original reimbursement limit across all stations was $1.75 billion. In March 2018, Congress authorized an additional $1 billion to be used for reimbursements related to repacking. Stations WNJX TV and WTIN TV were reassigned new channels as a result of the incentive auction. WNJX TV and WTIN TV transitioned to their new channels on August 1, 2018 and operated with temporary facilities until construction of their permanent facilities was completed in 2021. Both stations now hold licenses for permanent facilities on their post-transition channels.

The outcome of the repacking of broadcast television spectrum and the impact of such on WAPA's business, cannot be predicted. Nevertheless, we do not believe that the auction will have a material negative impact on our Business, because our stations' post-transition channels are in the more desirable UHF band and our three television stations have overlapping coverage areas, so it is unlikely that we will lose service to a significant portion of the households that we serve. If the FCC is unable to reimburse all of our repacking expenses, the amount of the shortfall is unlikely to be material to our Business as a whole.

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

The maximum permitted fine for an indecency violation is $445,445 per incident and $ 4,111,796 for any continuing violation arising from a single act or failure to act.

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

Sponsorship Identification. Both the Communications Act and the FCC’s rules generally require that, when payment or other consideration has been received or promised to a broadcast television station for the airing of program material, the station must disclose that fact and identify who paid or promised to provide the consideration at the time of broadcast. Cable systems are subject to the same requirement when the system is originating programming, also known as cablecasting. The FCC has recently increased enforcement of violations of its sponsorship identification requirements. Fines for such violations can be substantial because they are dependent on the number of times a particular advertisement is broadcast. In April 2021, the FCC adopted rules that will require broadcast stations to disclose when foreign governmental entities have paid a station directly or indirectly to broadcast programming under a lease time agreement. Broadcasters will be required to take certain actions to determine if an entity leasing airtime from it is covered by the new rules. Certain parties have asked the FCC to reconsider certain aspects of the proposed rules, and the National Association of Broadcasters has filed an appeal and a request that the new rules be stayed pending appeal.

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

Regulation of the Internet

Internet services, including PANTAYA.COM, WAPA.TV, CINELATINO.COM, TVPASIONES.COM, CENTROAMERICATV.TV, TELEVISIONDOMINICANA.TV and SNAPTV.TV, are subject to a number of laws and regulations relating to consumer protection, information security, data protection and privacy. Many of these laws and regulations are still evolving and could be interpreted in ways that limit the services we are able to offer. Our Internet services are also subject to regulation in the U.S. relating to the privacy and security of personally identifiable user information and acquisition of personal information from children under 13, including the federal Child Online Privacy Protection Act (COPPA) and the federal Controlling the Assault of Non-Solicited Pornography and Marketing Act (CAN-SPAM). In addition, a majority of states have enacted laws that impose data security and security breach obligations. Additional federal, state, territorial laws and regulations may be adopted with respect to the Internet or other online services, covering such issues as user privacy, child safety, data security, advertising, pricing, content, copyrights and trademarks, access by persons with disabilities, distribution, taxation and characteristics and quality of products and services.

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

Risk Factors Related to the COVID-19 Pandemic

The COVID-19 pandemic has had and may continue to have a negative effect on the Company’s Business. The uncertain future impact of COVID-19 could be material to the Company’s future results of operations and financial position.

During 2020, the rapid spread of the pandemic and the continuously evolving responses to combat it had an adverse impact on the global economy. Many of those impacts continued in 2021 despite the availability of vaccines as new variants of COVID-19, including the Delta and Omicron variants, have continued to impact the global economy.

The impact of the COVID-19 pandemic and measures to prevent its spread impacted our Business in a number of ways. Beginning in March 2020, the Company’s advertising revenue was negatively impacted, however, advertising revenue improved during the second half of 2020. The global pandemic had and may continue to have a material adverse impact on supply chain logistics, which may negatively impact advertising in the future as expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Operationally, most non-production and programming personnel are working remotely. Remote work arrangements may introduce operational risks, including but not limited to cybersecurity risks and risks to our internal controls and financial reporting, and impair our ability to manage our business. The Company has managed the remote workforce effectively and there have been no material adverse impacts on operations through December 31, 2021.

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, has also been negatively impacted. Colombia’s President declared a state of emergency, locking down the country on March 20, 2020. Since then, most restrictions have been lifted allowing services to work at full capacity including retail and mass transportation, however some limitations are still in place for public events and the state of emergency declaration has been extended to April 30, 2022. The COVID-19 pandemic had a material adverse impact on advertising spending, and accordingly, had a material adverse impact on Canal 1’s advertising revenue in 2020. However, advertising spend and Canal 1’s advertising revenue improved and surpassed pre-COVID-19 levels in 2021.

The Company has evaluated and will continue to evaluate the potential impact of the COVID-19 pandemic on its Consolidated Financial Statements, including the impairment of goodwill and indefinite-lived intangible assets and the fair value of equity method investments.

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

Risk Factors Related to our Business

Service providers could discontinue or refrain from carrying our Networks or Pantaya, decide not to renew their distribution agreements or renew on less favorable terms, which could substantially reduce the number of viewers and harm our Business and operating results.

Consolidation among cable and satellite operators has given the largest operators considerable leverage in their relationships with programmers, including our Networks. Some of our largest Distributors are combining and have gained, or may gain, market power, which could affect our ability to maximize the value of our content through those platforms. In addition, many of the countries and territories in which we distribute our Networks also have a small number of dominant Distributors. The success of each of our Networks and Pantaya is dependent, in part, on our ability to enter into new carriage agreements and maintain or renew existing agreements or arrangements with Distributors. Although our Networks currently have arrangements or agreements with, and are being carried by, many of the largest Distributors, having such a relationship or agreement with a Distributor does not always ensure that the Distributors will continue to carry our Networks. Additionally, under our Cable Networks’ current contracts and arrangements, we typically offer Distributors the right to transmit the programming services comprising our Cable Networks to their subscribers, but not all such contracts or arrangements require that the programming services comprising our Cable Networks be offered to all subscribers of, or any specific tiers of, or to a specific minimum number of subscribers of a Distributor. Also, WAPA is dependent on its retransmission consent agreements that provide for per subscriber fees with annual rate escalators. No assurances can be provided that WAPA will be able to renegotiate all such agreements on favorable terms, on a timely basis, or at all. A failure to secure a renewal of Pantaya’s or our Networks’ agreements, or a renewal on less favorable terms may result in a reduction in our Business’s subscriber revenue and advertising revenue, and may have a material adverse effect on our results of operations and financial position.

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

If our Networks or Pantaya’s viewership declines for any reason, or our audience ratings decline for any reason or our Networks/Pantaya fail to develop and distribute popular programs, our advertising and subscriber fee revenues could decrease, as applicable.

Our Networks and Pantaya’s viewership and audience ratings, as applicable, are critical factors affecting both (i) the advertising revenue that we receive, and (ii) the extent of subscriber revenue we receive, as applicable, under agreements with our Distributors. Our ratings are dependent, in part, on our ability to consistently create and acquire programming that meets the changing preferences of viewers in general and viewers in our Networks’ target demographic category.

Our Networks and Pantaya’s viewership is also affected by the quality and acceptance of competing programs and other content offered by other networks, the availability of alternative forms of entertainment and leisure time activities, including general economic conditions, piracy, digital and on-demand distribution and growing competition for consumer discretionary spending. In particular, consumer preference for over-the-top sources for viewing and purchasing content, including through increasing number of companies that offer SVOD, AVOD or FAST services has been and may continue adversely affect viewership of our Networks. Audience ratings may be impacted by a number of factors outside of our control, including a decline in viewership through traditional linear distribution model, intensifying audience fragmentation, changes in ratings technology or methodology or changes in household sampling. Any decline in our Networks’ viewership or audience ratings could cause advertising revenue to decline, subscription revenues to fall, and adversely impact our Business and operating results.

Our Networks may not be able to grow their subscribers and/or subscriber revenue, or such subscribers and/or revenues may decline and, as a result, our revenues and profitability may not increase and could decrease.

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

Technology in the video, telecommunications and data services industry is changing rapidly. Consumer behavior related to changes in content distribution and technological innovation affect our economic model and viewership in ways that are not entirely predictable. Consumers are increasingly viewing streaming content from SVOD, AVOD and FAST platforms, on a time-delayed or on-demand basis from traditional distributors, and from connected apps and websites and on a wide variety of screens, such as televisions, tablets, mobile phones and other devices. Additionally, devices that allow users to view television programs on a time-shifted basis and technologies that enable users to fast-forward or skip programming, including commercials, such as DVRs and portable digital devices and systems that enable users to store or make portable copies of content may affect the attractiveness of our offerings to advertisers and could therefore adversely affect our revenues. There is increased demand for short-form, user-generated and interactive content, which have different economic models than our traditional content offerings. Digital downloads, rights lockers, rentals and subscription services are competing for consumer preferences with each other and with traditional physical distribution of our content. Each distribution model has different risks and economic consequences for us, so the rapid evolution of consumer preferences may have an economic impact that is not completely predictable. Distribution windows are also evolving, potentially affecting revenues from other windows. We may be required to incur substantial capital expenditures to implement new technologies, or, if we fail to do so, may face significant new challenges due to technological advances adopted by competitors, which in turn could result in harm to our Business and operating results. Additionally, the development of new methods of content distribution could dilute our Networks’ market share and lead to increased competition for viewers. If we cannot ensure that our distribution methods and content are responsive to our target audiences, our Business could be adversely affected.

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

We have operations, properties and viewers that are located in Puerto Rico, California and Florida and could be adversely affected in the event of a hurricane, earthquake, wild fires or other extreme weather conditions.

WAPA’s corporate office and production facilities are located in Puerto Rico, where major hurricanes have occurred, as well as other extreme weather conditions, such as earthquakes, tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves. Additionally, our corporate office and certain of our operations provided by our service providers are located in Miami, Florida, where similar weather conditions have occurred, including major hurricanes. Additionally, Pantaya is headquartered in Los Angeles, CA, where major earthquakes and wild fires have caused significant damage and disruption. Depending on where any particular hurricane, earthquake or other weather event makes landfall, our properties or those of our service providers could experience significant damage. Such event could have an adverse effect on our ability to broadcast our programming or produce new shows, which could have an adverse effect on our Business and results of operations. Additionally, many of WAPA’s regular viewers may be left without power and unable to view our programming which could have an adverse effect on our Business and results of operations.

In recent years, Puerto Rico has been affected by natural disasters, including earthquakes in early 2020 and Hurricanes Irma and Maria in 2017. As a result, businesses may be reluctant to establish or expand their operations in Puerto Rico and/or reduce spending on advertising. Such extreme weather conditions can also have impacts on our operations and properties. For example, Hurricanes Irma and Maria caused substantial damage to property and infrastructure in Puerto Rico, including limited damage to our studios and offices and to two of our three transmission towers and significant damage beyond repair to the third of our transmission towers. While WAPA-TV is not currently operating from its FCC-licensed facilities, we have modified the WAPA-TV facilities to broadcast over-the-air, and have received authorization from the FCC to construct modified facilities for WAPA-TV at a new transmitter site. WAPA-TV is operating from the new site at reduced power until construction of the permanent facilities is completed. The hurricanes destroyed residential and commercial buildings, agriculture, communications networks and most of Puerto Rico’s electric grid. There can be no assurances in the future that we have adequate insurance coverage to mitigate future losses from such extreme weather conditions. Following the hurricanes, there was a steep drop off in advertising revenue in Puerto Rico. There was also significant impact on subscriber revenue in Puerto Rico for the year ended December 31, 2017 and continued impact to the advertising market in 2018. Finally, as a result of the hurricanes and earthquakes, a significant number of citizens have left, or may leave, Puerto Rico, and there can be no assurance about when they will return, if at all. As a result, the disruption from the storms and earthquakes, coupled with the uncertainty regarding the timing of the recovery and possible declines in television households, could have a material adverse effect on our results of operations and financial position.

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

The Puerto Rican economy has been and continues to be in a recession since 2006, and has been burdened by limited economic activity, lower-than-estimated revenue collections, high government debt levels relative to the size of the economy and other potential fiscal challenges. On June 30, 2016, President Obama signed HR 5278 Bill, PROMESA, which, among other things, established a seven-member Federal Oversight and Management Board of Puerto Rico (the “Planning Board”) with broad powers over the finances of the Commonwealth and its instrumentalities and provides to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code. The Commonwealth’s inability to access financing in the capital markets or from private lenders, has resulted in the Commonwealth and various public corporations defaulting on their public debt and entering into bankruptcy proceedings under PROMESA.

Moreover, Hurricane Maria caused a significant disruption to the island’s economic activity and GNP. Hurricane Maria also accelerated the outmigration trends that Puerto Rico was experiencing, with increased numbers of residents moving to the mainland United States, either on a temporary or permanent basis. In 2020, earthquakes and the COVID-19 pandemic further exacerbated these outflows.

Puerto Rico’s gross national product (GNP) has contracted in real terms every year between fiscal year 2007 and fiscal year 2018. The Planning Board estimates real GNP increased by 1.8% in fiscal year 2019 due to the influx of federal funds and private insurance payments to repair damage caused by Hurricanes Irma and María, and that it decreased approximately 3.2% in fiscal year 2020 due primarily to the adverse impact of the COVID-19 pandemic and the measures taken by the government in response to the same. The Planning Board projected that the negative effects of COVID-19 would continue through fiscal year 2021, resulting in a contraction in real GNP of approximately -2%, followed by 0.8% growth in the current fiscal year. Additionally, Puerto Rico’s track record of poor budget controls and high poverty levels compared to the U.S. average presents ongoing challenges.

On January 7, 2020, a 6.4 magnitude earthquake impacted the southwestern part of Puerto Rico, which caused island-wide power outages and significant damage to infrastructure and property in the southwest region of the island. The Commonwealth’s government estimates total earthquake-related damages at approximately $1 billion. In March 2020, the World Health Organization declared COVID-19 a pandemic. On March 15, 2020, the Puerto Rico Governor issued an executive order declaring a health emergency, ordering residents to shelter in place, implementing a mandatory curfew, and requiring the closure of all businesses, except for businesses that provide essential services, including banking and financial institutions with respect to certain services. While many of the restrictions have been gradually lifted, most businesses have had to make significant adjustments to protect customers and employees, including transitioning to telework and suspending or modifying certain operations in compliance with health and safety guidelines.

The macroeconomic outlook for Puerto Rico has improved from the loosening of Covid-19-related restrictions on economic activity, combined with federal disaster recovery funds Puerto Rico is expected to receive related to the recovery from hurricane Maria in 2017. In addition, seven years since the Commonwealth announced that it was unable to pay its outstanding debt obligations, on January 18, 2022, the Title III bankruptcy court approved a plan of adjustment that would restructure $33 billion of public debt to $7.4 billion in new bonds. Nevertheless, any recovery of the Puerto Rican economy could be adversely impacted by macroeconomic developments within the United States and across the globe.

The extent to which the COVID-19 pandemic will continue to adversely affect economic activity will depend on future developments, which are highly uncertain and difficult to predict, including the scope and duration of the pandemic (including the appearance of new strains of the virus), the restrictions imposed by governmental authorities and other third parties in response to the same, the pace of global vaccination efforts, and the amount of federal and local assistance offered to offset the impact of the pandemic. However, there can be no assurance that measures taken by governmental authorities will be sufficient to offset the pandemic’s economic impact.

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

Furthermore, some foreign markets where we operate may be more adversely affected by current economic conditions than the U.S. For example, in Colombia, decreases in the growth rate, periods of negative growth, increases in inflation, changes in law, regulation, policy, or future, judicial rulings and interpretations of policies involving exchange controls and other matters such as (but not limited to) currency depreciation, interest rates, taxation and other political or economic developments in or affecting Colombia may affect the overall business environment and may, in turn, adversely impact our joint venture’s financial condition and results of operations in the future. Colombia’s fiscal deficit and growing public debt could adversely affect the Colombian economy. Snap maintains a minor presence in Argentina, whose economy has significantly struggled in recent years.

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

Our Networks could experience interruptions of distribution or potentially long-term increased costs of delivery if the ability of broadcast towers, satellites or satellite transponders, or Distributors to transmit our Networks' content is disrupted because of accidents, weather interruptions, governmental regulation, terrorism, or other third party action. For example, see risk factor above, "We have operations, properties and viewers that are located in Puerto Rico, California and Florida and could be adversely affected in the event of a hurricane, earthquake, wild fires or other extreme weather conditions."

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

Changes in how network operators handle and charge for access to data that travels across their networks could adversely impact our Pantaya service.

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

A majority of our employees in Puerto Rico are highly specialized union members who are essential to the production of television programs and news. These employees are covered by our CBA. Our CBA expires on May 31, 2022 and, as of July 1, 2021, covers all of our unionized employees. A strike by, or a lockout of, UPAGRA, which provides personnel essential to the production of television programs, could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in the programming schedule of certain of our Networks, which could have a material adverse effect on our Business, financial condition and results of operations.

We could become obligated to pay additional contributions due to the unfunded vested benefits of a multiemployer pension plan. A future incurrence of withdrawal liability could have a material effect on our results of operations.

WAPA makes contributions to the Newspaper Guild International Pension Plan (the “Plan” or “TNGIPP”), a multiemployer pension plan with a plan year end of December 31 that provides defined benefits to certain employees covered by our CBA. WAPA’s contribution rates to the Plan are generally determined in accordance with the provisions of the CBA and a rehabilitation plan that was adopted by the TNGIPP.

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

Pursuant to the last available notice (for the Plan year ended December 31, 2020), WAPA’s contributions to the Plan exceeded 5% of total contributions made to the Plan. For more information, see Note 16, “Retirement Plans” of Notes to Consolidated Financial Statements, included in this Annual Report.

A large portion of our revenue is generated from a limited number of customers, and the loss of these customers could adversely affect our Business.

Our Networks depend upon agreements with a limited number of Distributors. For the year ended December 31, 2021, none of our Distributors accounted for more than 10% of our total net revenues. The loss of channel carriage with any significant Distributor, or our inability to renew an affiliation agreement with any significant Distributor on acceptable terms, would have a materially adverse effect on our Business, financial condition and results of operations.

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

We have not adopted a policy that expressly prohibits our directors, officers, stockholders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. For example, one of our directors is also a director of TelevisaUnivision (in which he may have a material financial interest), which recently announced plans to launch a Spanish-language SVOD/AVOD service in the U.S. and Latin America, which will directly compete with Pantaya for subscribers and content. We may, subject to the terms of our Third Amended Term Loan Facility and applicable law, enter into transactions in which such persons have an interest. In addition, such parties may have an interest in certain transactions such as strategic partnerships or joint ventures in which we may become involved, and may also compete with us.

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

Our Third Amended Term Loan Facility may limit our financial and operating flexibility.

Our Third Amended Term Loan Facility includes financial covenants restricting our subsidiaries ability to incur additional indebtedness, pay dividends or make other payments, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. These covenants limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise realize the value of our assets and opportunities fully because of the need to dedicate a portion of cash flow from operations to payments on debt. In addition, such covenants limit our flexibility in planning for, or reacting to, changes in the industries in which we operate.

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

Our LIBOR-based Third Amended Term Loan Facility, financing agreements and interest rate swaps may need to be renegotiated if LIBOR ceases to exist, which may affect our interest expense.

Our Third Amended Term Loan Facility and interest rate swaps bears interest at a variable rate based on LIBOR. In July 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On March 5, 2021, the ICE Benchmark Administration (“IBA”) released the LIBOR cessation statement, pursuant to which the IBA publicly announced that it intends to cease publication of euro, sterling, Swiss franc and Japanese yen and 1 week and 2 month USD LIBOR settings on December 31, 2021 and the remaining USD LIBOR settings on June 30, 2023. In accordance with recommendations from the Alternative Reference Rates Committee, U.S. dollar LIBOR is expected to be replaced with the Secured Overnight Financing Rate (“SOFR”), a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. As a result, parties may seek to adjust the spreads relative to such reference rate in underlying contractual arrangements. These reforms may cause LIBOR to perform differently than in the past or to disappear entirely. The consequences of these developments with respect to LIBOR cannot be entirely predicted but may result in the level of interest payments on the portion of our indebtedness that bears interest at variable rates and our interest rate swaps to be affected, which may adversely impact the amount of our interest payments under such debt and payments under our interest rate swaps. We and the administrative agent for the Third Amended Term Loan Facility may seek to amend the credit agreement governing the Third Amended Term Loan Facility to replace LIBOR with a different benchmark index that is expected to mirror what is happening in the rest of the debt markets at the time and make certain other conforming changes to the agreement. As such, the interest rate on borrowings under our Third Amended Term Loan Facility may change. The new rate may not be as favorable as those in effect prior to any LIBOR phase-out. In addition, the overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market could have a material adverse effect on our Business, financial condition and results of operations.

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

WAPA depends upon maintaining its broadcast licenses, which are issued by the FCC for a term of eight years and are renewable. Generally, the FCC renews a broadcast license upon a finding that (i) the broadcast station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the FCC’s rules; and (iii) there have been no other violations by the licensee of the Communications Act or other FCC rules, which, taken together, indicate a pattern of abuse. Interested parties may challenge a renewal application. The FCC has the authority to revoke licenses, not renew them, or renew them with conditions, including renewals for less than a full term. All television stations licensed to communities in Puerto Rico were required to file renewal applications by October 1, 2020. We filed renewal applications for each of our Puerto Rico television stations on October 1, 2020. The deadline for the filing of petitions to deny our renewal applications was January 1, 2021, and no party filed an objection to any of our applications. Our renewal applications were granted in 2021 for full eight-year terms, expiring on February 1, 2029. It cannot be assured that our future license renewal applications for WAPA will be approved, or that the renewals, if granted, will not include conditions or qualifications that could adversely affect our operations. If WAPA’s licenses are not renewed in the future, or are renewed with substantial conditions or modifications (including renewing one or more of our licenses for a term of fewer than eight years), it could prevent us from operating WAPA and generating revenue from it.

Furthermore, WAPA’s ability to successfully negotiate and renegotiate future retransmission consent agreements may be hindered by potential legislative or regulatory changes to the framework under which these agreements are negotiated. In March 2011, the FCC issued a Notice of Proposed Rulemaking to consider changes to its rules governing the negotiation of retransmission consent agreements. The FCC concluded that it lacked statutory authority to impose mandatory arbitration or interim carriage obligations in the event of a dispute between broadcasters and pay television operators. In accordance with the STELA Reauthorization Viewer Act of 2014, in 2015, the FCC eliminated the rules which had precluded cable operators from deleting or repositioning local television stations during “sweeps” rating periods. The Further Consolidated Appropriations Act, 2020 enacted in December 2019 made permanent the statutory requirement that broadcasters and MVPDs negotiate retransmission consent agreements in good faith, which had been scheduled to expire at the end of 2019. In March 2021, H.R. 1856, the Modern Television Act of 2021, was introduced in the House of Representatives. The bill proposes to repeal retransmission consent requirements and compulsory copyright licenses and make other changes to copyright law and regulations governing negotiation of retransmission consent agreements. The bill was referred to the House Energy and Commerce and House Judiciary committees; however, no hearings or other actions with respect to the bill have been scheduled.

Our Networks are subject to FCC sanctions or penalties if they violate the FCC’s rules or regulations.

If we or any of our officers, directors, or attributable interest holders materially violate the FCC’s rules and regulations or are convicted of a felony or are found to have engaged in unlawful anticompetitive conduct or fraud upon another government agency, the FCC may, in response to a petition by a third party or on its own initiative, in its discretion, commence a proceeding to impose sanctions upon us that could involve the imposition of monetary penalties, the denial of a license renewal application, revocation of a broadcast license or other sanctions. In addition, the FCC has recently emphasized more vigorous enforcement of certain of its regulations, including indecency standards, sponsorship identification requirements, improper use of EAS alert signals, and children’s programming requirements, which impact broadcasters, and also rules that relate to the emergency alert system and closed captioning, and equal employment opportunity outreach and recordkeeping requirements, which impact broadcasters and MVPDs. The FCC has also recently increased enforcement of requirements regarding online public inspection files, which are now maintained on an FCC website and are therefore widely accessible by members of the public and the FCC. In 2021, the statutory maximum fine for broadcasting indecent material increased from $419,353 to $445,445 per incident and the maximum forfeiture for any continuing violation arising from a single act or failure to act increased to $4,111,796. In recent years, the FCC issued fines against cable network owners and broadcast licensees, with the fines ranging from $280,000 to $1,120,000, for violating FCC rules relating to the improper use of the emergency alert system attention signal. These enhanced enforcement efforts could result in increased costs associated with the adoption and implementation of stricter compliance procedures at our Business facilities or FCC fines. Additionally, the effect of recent judicial decisions regarding the FCC’s indecency enforcement practices remain unclear and we are unable to predict the impact of these decisions on the FCC’s enforcement practices, which could have a material adverse effect on our Business.

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

As a result of the FCC spectrum auction, which was concluded in January 2017, the FCC is engaged in a “repack” of television stations that did not relinquish spectrum in the auction in remaining television broadcast spectrum, which requires certain television stations that did not relinquish spectrum to modify their transmission facilities, including requiring such stations to operate on other channel designations. The FCC is authorized to reimburse stations for reasonable relocation costs. The original reimbursement limit across all stations was $1.75 billion. In March 2018 Congress authorized an additional $1 billion to be used for reimbursements related to repacking and directed that a portion of the additional funds be used to reimburse low power television stations, television translator stations and FM stations that are required to modify their facilities on a temporary or permanent basis to accommodate changes made by television stations being repacked as well as for consumer education efforts. The FCC, when repacking the television broadcast spectrum, will use reasonable efforts to preserve a station’s coverage area and population served. The FCC has assigned new channels to stations that are required to be “repacked” and stations are in the process of moving to their new channels. We did not relinquish any of our spectrum in the auction. Two of our licenses, WNJX-TV and WTIN-TV, were reassigned new channels as a result of the incentive auction, have transitioned to new channels and during 2021 completed construction of modified facilities on their post-auction channels.

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our Business, or our market, or if they change their recommendations regarding our Class A common stock adversely, the price and trading volume of our Class A common stock could decline. The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about our Business, our market, or our competitors. As of December 31, 2021, only two industry analysts published research on our Business. If any of the analysts who may cover our Business change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who may cover our Business were to cease coverage of Hemisphere or fail to regularly publish reports about us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

The average daily trading volume in our Class A common stock during the year ended December 31, 2021 was approximately 67,844 shares. Although a more active trading market may develop in the future, there can be no assurance as to the liquidity of any markets that may develop for our Class A common stock or the prices at which holders may be able to sell our Class A common stock and the limited market liquidity for our securities could affect a holder’s ability to sell at a price satisfactory to that holder.

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

We are a holding company with no business operations of our own. Our only significant asset is the outstanding capital stock and membership interests of our subsidiaries. We conduct, and expect to continue conducting, all of our business operations through our subsidiaries. Accordingly, our ability to pay our obligations is dependent upon dividends and other distributions from our subsidiaries to us. Although our Third Amended Term Loan Facility permits certain restricted payments from our subsidiaries to us to pay for our administrative expenses corporate overhead, franchise taxes, public company costs, directors’ fees and certain insurance premiums and deductibles, it restricts our subsidiaries ability to remit dividends to us in other instances at certain leverage ratios. Additionally, dividends to us from WAPA are also subject to certain local taxation. Consequently, our ability to pay dividends is limited by funds that our subsidiaries are permitted to dividend to us, and in certain instances, will subject us to certain tax liabilities.

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

Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of Section 404 in a timely manner, if we fail to remedy any material weakness and maintain effective internal control over our financial reporting in the future, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting to the extent required by Section 404 of the Sarbanes-Oxley Act of 2002, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, investors could lose confidence in the reliability of our financial statements, our access to the capital markets may be restricted, the trading price of our Class A common stock may decline, and we may be subject to sanctions or investigations by regulatory authorities, including the SEC or NASDAQ. In addition, failure to comply with our reporting obligations with the Commission may cause an event of default to occur under our Third Amended Term Loan Facility, or similar instruments governing any debt we incur in the future.

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

Laws and regulations, including in the areas of advertising, consumer affairs, data protection, finance, marketing, privacy, publishing and taxation requirements, are subject to change and differing interpretations. Changes in the political climate or in existing laws or regulations, or their interpretations, or the enactment of new laws or the issuance of new regulations or changes in enforcement priorities or activity could adversely affect us by, among other things:

●	increasing our administrative, compliance, and other costs;
●	forcing us to undergo a corporate restructuring;
●	limiting our ability to engage in inter-company transactions with our affiliates and subsidiaries;
●	increasing our tax obligations, including unfavorable outcomes from audits performed by various tax authorities;
●	affecting our ability to continue to serve our customers and to attract new customers;
●	affecting cash management practices and repatriation efforts;
●	forcing us to alter or restructure our Networks’ and Pantaya’s relationships with vendors and contractors;
●	increasing compliance efforts or costs;
●	limiting our use of or access to personal information;
●	impacting the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;
●	restricting our ability to market our products; and
●	requiring us to implement additional or different programs and systems.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease our headquarters at 4000 Ponce de Leon Blvd., Coral Gables, FL 33146. In 2016, we relocated our headquarters to a larger facility in Coral Gables. If necessary, we may, from time to time, lease additional facilities for our activities. The remaining term on our current lease, as of December 31, 2021, is 22 months.

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

The following table sets forth our principal places of business at December 31, 2021:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class A common stock is listed and traded on NASDAQ under the symbol “HMTV.” There is no publicly traded market for our Class B common stock. At March 11, 2022, there were 20,717,826 shares of Class A common stock outstanding, and the closing sale price of our ordinary shares was $5.17. Also as of that date, we had approximately 46 and 4 ordinary shareholders of record of our Class A common stock and Class B common stock, respectively. This number does not include the stockholders for whom shares are held in a “nominee” or “street” name. We have not declared any dividends and we have no present intention to pay dividends on our Class A common stock or Class B common stock. Our Third Amended Term Loan Facility restricts our ability to declare dividends in certain situations.

Price Range of our Class A Common Stock

The table below sets forth the intra-day high and low sales prices per share of our Class A common stock for the periods indicated as reported on NASDAQ:

	High	Low
Fiscal Year ended December 31, 2021
First Quarter	$14.44	$9.31
Second Quarter	$14.04	$11.28
Third Quarter	$13.19	$10.91
Fourth Quarter	$12.55	$6.71

	High	Low
Fiscal Year ended December 31, 2020
First Quarter	$15.07	$8.21
Second Quarter	$10.83	$8.00
Third Quarter	$10.11	$8.06
Fourth Quarter	$12.14	$7.64

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2021:

Number of securities
remaining available for
future issuance under
	Number of securities to		equity compensation
	be issued upon exercise	Weighted‑average	plans (excluding
	of outstanding options,	exercise price of	securities reflected in
	warrants and rights	outstanding options,	column(a)
Plan category	(a)	warrants and rights	(b)
Equity compensation plans approved by security holders	4,445,000	$11.69	3,029,546
Equity compensation plans not approved by security holders	—	—	—
Total	4,445,000	$11.69	3,029,546

Effective May 25, 2021, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock, pursuant to which incentive compensation and performance compensation awards may be provided to our employees, directors, officers, consultants or advisors or our subsidiaries or their respective affiliates. The Equity Incentive Plan authorizes the issuance of up to 10.2 million shares of our Class A common stock. The number of securities remaining available for issuance in column (b) of the table above reflects our issuance of certain shares of restricted Class A common stock in connection with grants authorized by our board of directors. The description of the Equity Incentive Plan above is qualified in its entirety by reference to the full text of the Equity Incentive Plan.

Recent Sales of Unregistered Securities

None.

Company Purchases of Equity Securities

None.

Item 6. [Reserved]

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

Significant components of management’s discussion and analysis of results of operations and financial condition include:

●	Overview. The overview section provides a summary of our business, operational divisions and business trends, outlook and strategy.
●	Consolidated Results of Operations. The consolidated results of operations section provides an analysis of our results on a consolidated basis for the year ended December 31, 2021 compared to the year ended December 31, 2020.
●	Liquidity and Capital Resources. The liquidity and capital resources section provides a discussion of our cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2020.
●	Critical Accounting Policies and Estimates. The discussion of our accounting policies considered to be important to an understanding of our financial condition and results of operations, and which require significant judgment and estimates on the part of management in their application.

OVERVIEW

Our Company

We are a leading U.S. Spanish-language media company serving the fast growing and highly attractive U.S. Hispanic and Latin American markets with a premium Spanish-language streaming platform distributed in the U.S., five Spanish-language cable television networks distributed in the U.S., two Spanish-language cable television networks distributed in Latin America, the #1-rated broadcast television network in Puerto Rico, a leading distributor of content to television and digital media platforms in Latin America and a 40% interest in the #3-rated broadcast television network in Colombia.

Headquartered in Miami, Florida, our portfolio consists of the following:

●	Pantaya: the first ever premium subscription streaming service of Spanish-language media offering the largest selection of current and classic, commercial free blockbusters and exclusive rights to critically acclaimed movies and series from Latin America and the U.S. including original productions and titles from our library, as well as titles from third party producers. The Company formed Pantaya in partnership with Lionsgate and launched the service in August 2017 with a 25% equity interest. On March 31, 2021, the Company acquired the remaining 75% equity interest from Lionsgate, and Pantaya is now a wholly-owned consolidated subsidiary of the Company. As of December 31, 2021, Pantaya had close to one million subscribers.
●	Cinelatino: the leading Spanish-language cable movie network with approximately 3.4 million(1) subscribers in the U.S. and 13.7 million(1) subscribers across Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S.
●	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement twelve years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 71 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.
●	WAPA Deportes: through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring MLB, NBA and professional sporting events from Puerto Rico.
●	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 3.3 million(1) subscribers, excluding digital basic subscribers.
●	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated telenovela cable television network in primetime. Pasiones has approximately 3.7 million(1) subscribers in the U.S. and 15.4 million(1) subscribers in Latin America.
●	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 3.2 million(1) subscribers.
●	Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic national group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.2 million(1) subscribers.
●	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista. On July 15, 2021, the Company entered into an omnibus agreement, pursuant to which, minority shareholders relinquished the 25% non-controlling interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company.
●	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.
●	REMEZCLA: a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.
(1)	Subscriber amounts are based on most recent remittances received from our Distributors as of the period end date, which are typically two months prior to the period end date.

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

All of our Networks receive fees paid by MVPDs. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific subscriber revenue we earn varies from period to period, Distributor to Distributor and also varies among our Networks, but is generally based upon the number of each Distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in subscriber revenue at our Networks are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to our Networks generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically due and received within sixty days of the remittance. We also generate subscriber revenue from subscriptions to Pantaya, our streaming platform. Pantaya is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our streaming platform. Estimates of revenue generated but not yet reported by the Company’s third party Distributors are made based on the estimated number of subscribers using the most recently received remittance reporting from each Distributor, which is consistent with our past practice and industry practice.

In 2021, we generated approximately 95% of our net revenues from the United States. For the years ended December 31, 2021 and 2020, we generated net revenues of $185.3 million and $141.9 million, respectively, from the United States. For the years ended December 31, 2021 and 2020, we generated net revenues of $10.4 million and $9.3 million, respectively, from outside the United States.

WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement twelve years ago and management believes it is highly valued by its viewers and cable, satellite and telecommunications service providers. WAPA is distributed by all pay-TV distributors in Puerto Rico and has been successfully growing affiliate revenue. WAPA’s primetime household rating for the year ended December 31, 2021 was nearly four times higher than the most highly rated English-language U.S. broadcast network in the U.S., CBS, and higher than the combined ratings of CBS, NBC, ABC, FOX and the CW. As a result of its ratings success since the start of Nielsen audience measurement, management believes WAPA is well positioned for future growth in subscriber revenue.

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

Hispanics represent 18% of the total U.S. television household population and 11% of the total U.S. buying power, but the aggregate linear television media spend targeted at U.S. Hispanics significantly under-indexes both of these metrics. As a result, advertisers have been allocating a higher proportion of marketing dollars to the Hispanic market.

Management expects our U.S. networks to benefit from growth in the U.S. Hispanic population, as it continues its long-term growth. According to the 2020 U.S. Census, nearly 62.1 million Hispanics resided in the United States in 2020, representing an increase of more than 27 million people between 2000 and 2020, and that number is projected to grow to approximately 75 million by 2030. U.S. Hispanic television households grew by 35% during the period from 2010 to 2021, from 12.9 million households to 17.5 million households.

Similarly, management expects Cinelatino and Pasiones to benefit from growth in Latin America. Pay-TV subscribers in Latin America (excluding Brazil) are projected to grow from 53 million in 2021 to 60 million by 2025. Furthermore, as of December 31, 2021, Cinelatino and Pasiones were distributed to approximately 26% and 29% of total pay-TV subscribers throughout Latin America (excluding Brazil), respectively.

Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and appealing market for broadcast television. Colombia had an estimated population of 51.6 million as of January 1, 2022, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 55% share of overall viewing. These factors result in an annual market for free-to-air television advertising of approximately $256 million for 2021 (as converted utilizing the average foreign exchange rate during the period).

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

As of January 31, 2021, Univision Holdings II, Inc., together with its wholly-owned subsidiary, Univision Communications, Inc. and Grupo Televisa, S.A.B. (“Televisa”) completed a merger to establish a new combined company named TelevisaUnivision, Inc. (“TelevisaUnivision”). The Company has various agreements with TelevisaUnivision (including its various divisions and affiliates), which has directors in common with the Company (who may hold a material financial interest in TelevisaUnivision).

COVID-19 Pandemic

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The impact of COVID-19 and measures to prevent its spread have continued to affect our businesses in a number of ways. Beginning in March 2020, the Company experienced adverse advertising revenue impacts. Operationally, most non-production and programming personnel are working remotely, and the Company has restricted business travel. The Company has managed the remote workforce transition effectively and there have been no material adverse impacts on operations through December 31, 2021. The Company’s advertising revenue improved during the second part of 2020, however, the Company is unable to reasonably predict the impact that a significant change in circumstances, including the ability of our workforce and/or key personnel to work effectively because of illness, government actions or other restrictions in connection with the COVID-19 pandemic, may have on our businesses in the future. The nature and full extent of the impact of the COVID-19 pandemic on our future operations will depend on numerous factors, all of which are highly uncertain and cannot be reasonably predicted. These factors include the length and severity of the outbreak, including the extent of surges in positive cases related to variants of COVID-19, such as the Delta and Omicron variants, as well as the availability and efficacy of vaccines and treatments for the disease and whether individuals choose to vaccinate themselves, the responses of private sector businesses and governments, including the timing and amount of government stimulus, the impact on economic activity and the impact on our customers, employees and suppliers. For more information on the risks associated with the COVID-19 pandemic, see “Item 1A-Risk Factors” included elsewhere in this Annual Report.

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

Given the global nature of the COVID-19 pandemic, our investment in Canal 1, which operates in Colombia, has also been negatively impacted. Colombia’s President declared a state of emergency, locking down the country on March 20, 2020. Since then, most restrictions have been lifted allowing services to work at full capacity including retail and mass transportation, however some limitations are still in place for public events and the state of emergency declaration has been extended to April 30, 2022. The COVID-19 pandemic had a material adverse impact on advertising spending, and accordingly, had a material adverse impact on Canal 1’s advertising revenue in 2020. However, advertising spend and Canal 1’s advertising revenue improved and surpassed pre-COVID-19 levels in 2021.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of Consolidated Operating Results for the Years Ended December 31, 2021 and December 31, 2020 (amounts in thousands)

	Years Ended		$ Change	% Change
	December 31,		Favorable/	Favorable/
	2021	2020	(Unfavorable)	(Unfavorable)
Net revenues	$195,650	$151,184	44,466	29.4%
Operating expenses:
Cost of revenues	59,555	48,309	(11,246)	(23.3)%
Selling, general and administrative	93,813	44,646	(49,167)	NM
Depreciation and amortization	25,504	11,472	(14,032)	NM
Other expenses	8,959	3,226	(5,733)	NM
Gain from FCC spectrum repack and other	(2,638)	(953)	1,685	NM
Impairment of goodwill and intangibles	—	2,784	2,784	100.0%
Total operating expenses	185,193	109,484	(75,709)	(69.2)%
Operating income	10,457	41,700	(31,243)	(74.9)%
Other income (expense), net:
Interest expense and other, net	(11,983)	(10,376)	(1,607)	(15.5)%
Gain (loss) on equity method investments	17,679	(22,258)	39,937	NM
Impairment of equity method investment	—	(5,479)	5,479	100.0%
Other (expense) income, net	(128)	3,267	(3,395)	NM
Total other income (expense), net	5,568	(34,846)	40,414	NM
Income before income taxes	16,025	6,854	9,171	NM
Income tax expense	(4,994)	(8,992)	3,998	44.5%
Net income (loss)	11,031	(2,138)	13,169	NM
Net loss attributable to non-controlling interest	32	903	(871)	(96.5)%
Net income (loss) attributable to Hemisphere Media Group, Inc.	$11,063	$(1,235)	12,298	NM

NM = not meaningful

Net Revenues

Net revenues were $195.7 million for the year ended December 31, 2021, an increase of $44.5 million, or 29%, as compared to $151.2 million for the year ended December 31, 2020. Subscriber revenue increased $39.8 million, or 51%, primarily due to the inclusion of Pantaya, which the Company acquired on March 31, 2021, as well as contractual rate increases, offset in part by a decline in U.S. pay television subscribers. Advertising revenue increased $3.6 million, or 5%, primarily due to growth in the Puerto Rico television advertising market, offset in part by political advertising revenue in the prior year period. Other revenue increased $1.1 million, or 22%, driven primarily by the timing of the licensing of our content to third parties. Excluding political advertising in the prior year period, net revenues increased $48.7 million, or 33%.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization, technical and streaming delivery costs and distribution fees. Cost of revenues for the year ended December 31, 2021, were $59.6 million, an increase of $11.2 million, or 23%, compared to $48.3 million for the year ended December 31, 2020, due to the inclusion of Pantaya, primarily comprised of programming, streaming delivery costs and third-party distribution fees. Additionally, programming and production costs increased due to the launch of new programming and certain programming and sporting events produced and broadcast in the current year period that were cancelled in the prior year period due to the COVID-19 pandemic, offset in part by lower programming amortization.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of marketing, research, employee costs, stock-based compensation, and other general administrative costs. Selling, general, and administrative expenses for the year ended December 31, 2021, were $93.8 million, an increase of $49.2 million, compared to $44.6 million for the year ended December 31, 2020, due to the inclusion of Pantaya, primarily comprised of marketing and personnel expenses. Additionally, the increase was due to higher advertising sales commissions, as a result of the growth in advertising revenue, higher stock-based compensation, offset in part by lower bad debt reserves. The prior year also reflected cost reductions implemented in response to the pandemic, including salary reductions and employee retention credits, which the Company did not have in the current year period.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the year ended December 31, 2021, was $25.5 million, an increase of $14.0 million, compared to $11.5 million for the year ended December 31, 2020, due to the amortization of intangible assets recognized as part of the Pantaya Acquisition.

Other Expenses: Other expenses include legal and financial advisory fees, and other fees incurred in connection with acquisition and corporate finance activities, including debt and equity financings. Other expenses for the year ended December 31, 2021, were $9.0 million, an increase of $5.7 million, compared to $3.2 million for the year ended December 31, 2020, primarily due to expenses incurred in connection with the Pantaya Acquisition and the incremental borrowing on our Third Amended Term Loan Facility.

Gain from FCC Spectrum Repack and Other: Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment purchased as a result of the FCC spectrum repack, and gain or loss from the sale of assets no longer utilized in the operations of the business. Gain from FCC spectrum repack and other for the year ended December 31, 2021, was $2.6 million, an increase as compared to $1.0 million for the year ended December 31, 2020, due to the timing of reimbursements received from the FCC for equipment purchases.

Impairment of goodwill and intangibles: Impairment of goodwill and intangibles represents the amount by which the carrying value of an asset exceeds the asset’s fair value. The $2.8 million charge for the year ended December 31, 2020, was related to impairment of goodwill and intangible assets identified in connection with the acquisition of Snap. There were no impairment charges in the current year.

Other income (expense), net

Interest Expense and Other, net: Interest expense for the year ended December 31, 2021, increased $1.6 million, or 16%, due to incremental borrowing on our Third Amended Term Loan Facility, offset in part by a lower average interest rate due to the decline in LIBOR.

Gain (Loss) on Equity Method Investments: Gain on equity method investments for the year ended December 31, 2021, was $17.7 million, an improvement of $39.9 million, compared to a loss of $22.3 million for the year ended December 31, 2020, primarily due to a $30.1 million one-time non-cash gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest in Pantaya on March 31, 2021. The improvement was also due to improved operating results at Canal 1. For more information, see Note 3, “Business Combination” and Note 7, “Equity Method Investments” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Impairment of Equity Method Investment: In March 2020, we recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full valuation of our investment in REMEZCLA. There were no impairment charges for the year ended December 31,2021. For more information, see Note 7, “Equity Method Investments” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Other (expense) income, net: Other expense, net for the year ended December 31, 2021, was $0.1 million due to the write-off of the net book value of programming rights at the Company for content licensed from Pantaya prior to the Acquisition Date, which was offset in part by the entry into an omnibus modification agreement by the Company and Snap Media’s minority holder, whereby the 25% minority holder agreed to waive the remaining consideration due from the Company in respect of the acquisition of Snap Media and relinquish its non-controlling interest. Other income, net for the year ended December 31, 2020, was $3.3 million as the Company received proceeds for the reimbursement of expenses related to a strategic transaction. The expenses incurred were recorded in other expenses in the accompanying Consolidated Statements of Operations. For more information, see Note 3, “Business Combination” and Note 12, “Stockholders’ Equity” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Income Tax Expense

Income tax expenses for the year ended December 31, 2021, was $5.0 million as compared to $9.0 million for the year ended December 31, 2020, due to lower operating income and Puerto Rico tax credits. For more information, see Note 8, “Income Taxes” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Net Income (Loss)

Net income for the year ended December 31, 2021, was $11.0 million, compared to a loss of $2.1 million for the year ended December 31, 2020, as the current year period benefitted from a one-time non-cash gain of $30.1 million recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest. For more information, see Note 3, “Business Combination” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest related to the 25% interest in Snap Media held by minority shareholders and was $0.0 million for the year ended December 31, 2021, as compared to $0.9 million for the year ended December 31, 2020. On July 15, 2021, the Company obtained the non-controlling 25% interest in Snap Media that was previously held by minority shareholders, and as a result there is no longer a non-controlling interest in Snap Media. For more information, see Note 12, “Stockholders’ Equity” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Net Income (Loss) Attributable to Hemisphere Media Group, Inc.

Net income attributable to Hemisphere Media Group, Inc. for the year ended December 31, 2021, was $11.1 million, compared to a loss of $1.2 million for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand, cash flows from operating activities and capacity under our revolving loan (“Revolving Facility”). At December 31, 2021, we had $49.5 million of cash on hand and $30.0 million undrawn and available under our Revolving Facility. Our primary uses of cash include the production and acquisition of programming, operating costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income taxes. Cash may also be used to fund investments, acquisitions and repurchases of common stock.

On November 18, 2020, the Company announced that its Board of Directors authorized the repurchase of up to $20 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management was authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. The repurchase plan expired on November 19, 2021. As of November 19, 2021, the Company repurchased 0.2 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $1.7 million, and the repurchased shares were recorded as treasury stock on the accompanying Consolidated Balance Sheets.

Management believes cash on hand, cash flow from operations and availability under our Revolving Facility will provide sufficient liquidity to meet our current contractual financial obligations and to fund anticipated working capital and capital expenditure requirements for existing operations. Our current financial obligations include maturities of debt, commitments from the ordinary course of business that require cash payments to vendors and suppliers, particularly for programming, operating leases and other commitments. However, we do not expect to generate sufficient cash flow from operations to repay at maturity the entirety of the then outstanding balances of our debt. As a result, we will then be dependent upon our ability to access the capital and credit markets in order to repay or refinance the outstanding balances of our indebtedness. Failure to raise significant amounts of funding to repay these obligations at maturity would adversely affect our business. In such a circumstance, we would need to take other actions including selling assets, seeking strategic investments from third parties or reducing other discretionary uses of cash.

Cash Flows

Amounts in thousands	2021	2020
Cash provided by (used in):
Operating activities	$4,480	$55,979
Investing activities	(130,983)	(10,593)
Financing activities	41,509	(3,066)
Net (decrease) increase in cash	$(84,994)	$42,320

Comparison for the Year Ended December 31, 2021 and December 31, 2020

Operating Activities

Cash provided by operating activities is primarily driven by our net income, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense, deferred taxes, provision for bad debts, and (gain) loss on equity method investments.

Net cash provided by operating activities for the year ended December 31, 2021, was $4.5 million, a decrease of $51.5 million, as compared to $56.0 million in the same period in 2020, due to a decrease in non-cash items of $37.1 million and a decrease in net working capital of $27.6 million, offset in part by an improvement in net income of $13.2 million. The decrease in non-cash items is due to a $39.9 million improvement in gain on equity method investments primarily due to a $30.1 million one-time gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest, an increase in gain from FCC spectrum repack and other of $1.7 million, and decreases in impairment charges totaling $8.3 million, deferred tax expense of $1.7 million, programming amortization of $1.5 million, provision for bad debts of $0.8 million, offset in part by increases in depreciation and amortization of $14.0 million, stock-based compensation of $0.8 million, amortization of deferred financing and original issue discount of $0.7 million, and other non-cash acquisition related charges of $1.3 million. The decrease in net working capital is due to increases in prepaids and other assets of $18.2 million and programming rights of $14.0 million, both primarily due to the inclusion of Pantaya, and decreases in programming rights payable of $8.2 million, other accrued expenses of $3.8 million, and income taxes payable of $3.1 million, offset in part by a decrease in accounts receivable of $12.9 million and increases in accounts payable of $6.0 million, other liabilities of $0.6 million, and due from related parties, net of $0.4 million.

For more information, see Note 3, “Business Combination” and Note 7, “Equity Method Investments” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2021, was $131.0 million, an increase of $120.4 million as compared to $10.6 million in the same period in 2020. The increase was primarily due to the net cash paid for the Pantaya Acquisition of $122.6 million (net of cash acquired) and an increase in capital expenditures of $1.8 million, offset in part by a decrease in funding of equity investments of $2.6 million and increased proceeds received from the FCC related to the spectrum repack of $1.4 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021, was $41.5 million, as compared to net cash used of $3.1 million in the same period in 2020. The increase is due to net proceeds of $47.4 million received from incremental borrowing under our Third Amended Term Loan Facility in connection with the Pantaya Acquisition, offset in part by increases in repurchases of our Class A common stock of $2.4 million and repayments of long-term debt of $0.4 million.

Discussion of Indebtedness

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

Additionally, the Third Amended Term Loan Facility provides for a Revolving Facility allowing for an aggregate principal amount of up to $30.0 million. The Revolving Facility is secured on a pari passu basis by the collateral securing the Third Amended Term Loan Facility and will mature on November 15, 2023. The Revolving Facility will bear interest at the Borrowers’ option of either (i) LIBOR (which will not be less than zero) plus a margin of 2.75% or (ii) or an ABR plus a margin of 1.75%, in each case, with a 25 basis points (“bps”) step-up at a First Lien Net Leverage Ratio level of 3.50:1.00 and two 25 bps step-downs at a First Lien Net Leverage Ratio level of 2.50:1.00 and 1.50:1.00. The First Lien Net Leverage Ratio limits the amount of cash netted against debt to a maximum amount of $60.0 million. The Borrowers are also required to pay a quarterly commitment fee on the undrawn balance of the Revolving Facility at 37.5 bps per annum. As of December 31, 2021, the Revolving Facility was undrawn.

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

Within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Third Amended Term Loan Facility, no excess cash flow payment will be due in March 2022.

In accordance with ASC 470 – Debt, the Incremental Facility borrowing was deemed a modification of the Second Term Loan Facility and as such, an additional $2.0 million of original issue discount (“OID”) incurred in connection with the Third Amended Term Loan Facility was added to the existing OID. As of December 31, 2021, the OID balance was $2.2 million, net of accumulated amortization of $3.3 million and was recorded as a reduction to the principal amount of the long-term debt outstanding as presented on the accompanying Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. Financing costs of $0.6 million incurred in connection with the Third Amended Term Loan Facility were expensed in accordance with ASC 470 – Debt and are included in other expenses in the accompanying Consolidated Statement of Operations at December 31, 2021. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.5 million, net of accumulated amortization of $2.8 million, are presented as a reduction to the Third Amended Term Loan Facility outstanding at December 31, 2021 as presented on the accompanying Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. An additional $0.4 million of deferred costs, net of accumulated amortization of $0.2 million, incurred on the Revolving Facility in connection with the Third Amended Term Loan Facility, is recorded to prepaid and other current assets and other non-current assets in the accompanying Consolidated Balance Sheets as of December 31, 2021. Amortization of these costs will be straight-line through maturity on November 15, 2023.

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

Revenue Recognition

The Company primarily earns revenue from (i) the distribution of its programming services through distributors and directly to consumers, (ii) advertising, and (iii) licensing of its programming. Revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. The Company’s revenue recognition policies associated with each major source of revenue from contracts with customers are described in Note 2, “Revenue Recognition” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Programming rights

The Company acquires, licenses, and produces content, including original programming (“programming rights”), for exploitation on our Networks, streaming platform, as well as, to be licensed to third parties. For acquired and licensed content, the Company capitalizes amounts paid to secure or extend the rights. For produced content, the Company capitalizes costs associated with the production, including development costs, direct cost, and production overhead. In development production costs for projects that will be completed within one year and after one year are recorded in prepaid and other current assets and other assets non-current, respectively, in the accompanying Consolidated Balance Sheets. Once production is complete, the capitalized costs are moved to programming rights current in the accompanying Consolidated Balance Sheets.

If management estimates that the unamortized cost of programming rights exceeds the estimated fair value, an adjustment is recorded to reduce the carrying value of the programming rights. For the year ended December 31, 2021, management did not deem it necessary to write-down program rights. For the year ended December 31, 2020, management deemed it necessary to write-down certain program rights of $0.9 million, which is included in the amortization of programming rights. Programming rights are generally amortized over the term of the related license agreements or the number of exhibitions, whichever occurs first. For productions with intended distribution to third-parties, the Company amortizes the cost, including any participations and residuals, over the expected ultimate revenue stream in proportion to the revenues recognized. Programming rights to be utilized on our Networks or streaming platform within one year are classified as current assets, while programming rights to be utilized subsequently are considered non-current. Programming rights payable are classified as current or noncurrent in accordance with the payment terms of the various agreements.

For more information on Programming Rights and Costs, see Note 1, “Nature of Business and Significant Accounting Policies” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Goodwill and other intangibles

The Company’s goodwill is recorded as a result of the Company’s business combinations using the acquisition method of accounting. Indefinite lived intangible assets include a broadcast license, trademarks and tradenames. Other intangible assets include affiliate and customer relationships, programming rights, brands, and non-compete agreements with estimated useful lives of one to ten years. Other intangible assets are amortized over their estimated useful lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

The Company tests its goodwill annually for impairment or whenever events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of the reporting units is determined utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis.

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

The Company completed its annual impairment analysis and determined that there were no impairment charges for the year ended December 31, 2021. For the year ended December 31, 2020, the Company determined that based on the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, and the expected growth of the business, the carrying value of the Snap reporting unit and other finite lived intangible assets, identified in connection with the acquisition of Snap, exceeded their respective fair values, resulting in an impairment charge totaling $2.8 million for the year ended December 31, 2020.

For more information on Goodwill and intangible assets, see Note 6, “Goodwill and Intangible Assets” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Income taxes

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

On January 1, 2021, the Company adopted Financial Accounting Standards Board (“the FASB”) ASU 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. The adoption of this ASU did not have an impact on our accompanying Consolidated Financial Statements as of and for the year ended December 31, 2021.

For more information on Income taxes, see Note 8, “Income Taxes” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Equity-based compensation

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

For more information on Income taxes, see Note 12, “Stockholders’ Equity” of Notes to Consolidated Financial Statements, included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements.

The financial statements, together with the report thereon of RSM US LLP (PCAOB ID: 49), is provided in this Annual Report on Form 10-K under Item 15 Exhibits and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of December 31, 2021. Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. As permitted by SEC guidance for newly acquired businesses, management's assessment of the Company's disclosure controls and procedures did not include an assessment of those disclosure controls and procedures of Pantaya that are subsumed by internal control over financial reporting. The Pantaya operations represents 35% of the Company's consolidated total assets and 21% of the Company's consolidated total revenues as of and for the year ended December 31, 2021.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption “Report of Independent Registered Public Accounting Firm,” which is incorporated herein by reference.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

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

4.3

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Commission on March 9, 2020 (File No. 001-35886)).

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

10.8

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

10.9

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

10.10

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

10.11

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

10.12†

Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

10.13†

Form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the Commission on March 15, 2017 (File No. 001-35886)).

Exhibit No.	Description of Exhibits
10.14†

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

10.18†

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

10.21†

Employment Agreement, dated as of November 12, 2020, by and between Hemisphere Media Group, Inc., Televicentro of Puerto Rico, LLC and Jorge Hidalgo (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10 K filed with the Commission on March 15, 2021 (File No. 001-35886)).

10.22†

Offer Letter, dated February 22, 2021, by and between the Company and Monica B. Silverstein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2021 (File No. 001-35886)).

10.23†

Employment Agreement, dated as of May 5, 2021, by and between the Company and Paul Presburger (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2021 (File No. 001-35886)).

10.24†

Employment Agreement, effective as of November 2, 2021, by and between the Company and John Garcia(incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2021 (File No. 001-35886)).

21.1*	Subsidiaries of the Company.
23.1*	Consent of RSM US LLP, independent accountants for the Company.
31.1*	Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**‡	Certification of CEO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**‡	Certification of CFO Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

Exhibit No.	Description of Exhibits
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith
‡	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
†	Indicates management contract or compensatory plan, contract or arrangement.
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

HEMISPHERE MEDIA GROUP, INC.
(Registrant)

Dated: March 16, 2022	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter M. Kern	Chairman of the Board and Director
Peter M. Kern		March 16, 2022

/s/ Alan J. Sokol	Chief Executive Officer and President (Principal Executive Officer) and Director
Alan J. Sokol		March 16, 2022

/s/ Craig D. Fischer	Chief Financial Officer (Principal Financial and Accounting Officer)
Craig D. Fischer		March 16, 2022

/s/ Leo Hindery, Jr.
Leo Hindery, Jr.	Director	March 16, 2022

/s/ James M. McNamara
James M. McNamara	Director	March 16, 2022

/s/ Ernesto Vargas Guajardo
Ernesto Vargas Guajardo	Director	March 16, 2022

/s/ Sonia Dulá
Sonia Dulá	Director	March 16, 2022

/s/ Eric C. Neuman
Eric C. Neuman	Director	March 16, 2022

/s/ John Engelman
John Engelman	Director	March 16, 2022

/s/ Eric Zinterhofer
Eric Zinterhofer	Director	March 16, 2022

/s/ Adam Reiss
Adam Reiss	Director	March 16, 2022

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, management assessed the effectiveness of Hemisphere Media Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021. Management’s assessment is based on the criteria for effective control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon our assessment and those criteria, management determined that Company’s internal control over financial reporting was effective as of December 31, 2021.

The scope of management's assessment of the effectiveness of the Company's internal control over financial reporting included all of the Company's consolidated operations except for the operations of Pantaya, which the Company acquired the remaining 75% equity interest that it did not own on March 31, 2021. The Pantaya operations represents 35% of the Company's consolidated total assets and 21% of the Company's consolidated total revenues as of and for the year ended December 31, 2021. This exclusion is in accordance with the Securities and Exchange Commission's interpretative guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. See Note 3, "Business Combination" of Notes to Consolidated Financial Statements for more information regarding the Company's acquisition of Pantaya.

The effectiveness of our internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report, which is included in our Consolidated Financial Statements on page F-3 under the caption “Report of Independent Registered Public Accounting Firm.”

Date: March 16, 2022

BY:

/s/ Alan J. Sokol	/s/ Craig D. Fischer
Alan J. Sokol	Craig D. Fischer
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Hemisphere Media Group Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Hemisphere Media Group Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related Consolidated Statements of Operations, Comprehensive Income (Loss), Changes in Stockholders’ Equity and Cash Flows for each of the two years ended December 31, 2021, and the related Notes to the Consolidated Financial Statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2022, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Goodwill and Broadcast License Impairment Assessment

As described in Notes 1 and 6 to the Consolidated Financial Statements, the Company’s consolidated goodwill and broadcast license amounted to $231.7 million and $41.4 million, respectively as of December 31, 2021. Goodwill, at the reporting unit level, and the broadcast license, at the unit of account, are tested by the Company for impairment at least annually. The fair values of the reporting units for the goodwill impairment assessment are determined utilizing a combination of an income approach, through a discounted cash flow model, and a market approach, using a comparable sales analysis. The fair value of the broadcast license is determined using an income approach, through a discounted cash flow model which assumes a hypothetical start-up scenario. The determination of the fair values of the reporting units and the broadcast license require management to make significant estimates and assumptions related to the specific circumstances of each reporting unit and the broadcast license.

We identified the goodwill, for each of the Company’s reporting units with goodwill, and the broadcast license impairment assessments as a critical audit matter because of the significant assumptions management used in the impairment assessments. Auditing management’s assumptions used in the impairment assessments, including the revenue projections, projected operating cash flow margins, discount rates, and comparable sales involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the impairment assessments.

Our audit procedures related to the Company’s goodwill and broadcast license impairment assessments included the following, among others:

●	We obtained an understanding of the relevant controls related to the Company’s goodwill and broadcast license impairment assessments and tested such controls for design and operating effectiveness, including management’s review controls related to revenue and operating cash flow margin projections, discount rates, and comparable sales.

●	We tested the reasonableness of management’s revenue and operating cash flow margin projections by comparing them to actual results and historical trends for each reporting unit and the broadcast license and by comparing management’s historical forecasts to actual results for each reporting unit and the broadcast license.

●	We utilized our valuation specialists to assist in the following procedures, among others:

o	Evaluating the reasonableness of the discount rates for each reporting unit and the broadcast license by comparing the inputs used by management to publicly available market data.

o	Evaluating the reasonableness of comparable sales analysis data used by management in the market approach valuation model for the goodwill impairment assessment based upon market data.

o	Evaluating the appropriateness of the valuation models used by management and testing their mathematical accuracy.

Valuation of Previously Held Equity Interest and Certain Identifiable Intangible Assets Acquired in a Business Combination

As described in Note 3 to the Consolidated Financial Statements, on March 31, 2021 the Company acquired the remaining 75% interest in a step acquisition of its equity method investee Pantaya, LLC (Pantaya) for total consideration of $157.3 million, which included the required measurement to fair value of the Company’s existing 25% ownership interest in Pantaya, resulting in a non-cash gain of $30.1 million. The transaction was accounted for as a business combination, and the previously held equity interest and certain identifiable intangible assets acquired were recorded at their acquisition date fair values of $30.1 million and $82 million, respectively. The fair value of the Company’s previously held equity interest in Pantaya was determined utilizing a market-based valuation approach by adjusting the implied fair value for a control premium, which was estimated by management based on comparable market transactions. The fair values of certain identifiable intangible assets were determined using income approaches. The determination of the fair value of those identifiable intangible assets required management to make significant estimates and assumptions related to the specific inputs used in the income approach valuation model.

We identified valuation of the previously held equity interest in Pantaya and the certain identifiable intangible assets acquired in the business combination as a critical audit matter because of the significant assumptions management used in estimating their fair values. Auditing management’s assumptions used in the estimates of fair value, including the control premium, projections of revenue, operating margins, and churn rates and the selection of the discount rates involved a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the estimates of fair value.

Our audit procedures related to the Company’s previously held equity interest in Pantaya and certain identifiable intangible assets acquired in the business combination included the following, among others:

●	We obtained an understanding of the relevant controls related to the Company’s valuation of the existing 25% ownership in Pantaya and the acquired identifiable intangibles and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the assumptions included in the valuation.

●	We tested the reasonableness of management’s projections of revenue, operating margins, and churn rates by comparing them to publicly available market data.
●	We utilized our valuation specialists to assist in the following procedures, among others:
o	Evaluating the reasonableness of the Company’s control premium for the valuation of the previously held equity interest by comparing it to comparable market transactions.
o	Evaluating the reasonableness of the discount rates by comparing the inputs used by management to publicly available market data.
o	Evaluating the appropriateness of the valuation models used by management and testing their mathematical accuracy.

/s/ RSM US LLP

We have served as the Company’s auditor since 2008.

Miami, Florida

March 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hemisphere Media Group Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Hemisphere Media Group Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements of the Company and our report dated March 16, 2022 expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Pantaya, LLC from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination in the first quarter of 2021. We have also excluded Pantaya, LLC from our audit of internal control over financial reporting. Pantaya, LLC is a wholly owned subsidiary whose total assets and total revenues represent approximately 35% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Miami, Florida

March 16, 2022

Hemisphere Media Group, Inc.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

(amounts in thousands, except share and par value amounts)

	2021	2020
Assets
Current Assets
Cash	$49,477	$134,471
Accounts receivable, net of allowance for doubtful accounts of $771 and $919, respectively	33,738	35,955
Due from related parties	925	943
Programming rights	10,938	8,301
Prepaid expenses	7,767	6,907
Other current assets	23,519	2,391
Total current assets	126,364	188,968
Programming rights, net of current portion	20,955	13,430
Property and equipment, net	31,554	31,798
Operating lease right-of-use assets	1,281	1,820
Broadcast license	41,356	41,356
Goodwill	231,710	165,597
Other intangibles, net	115,110	24,761
Equity method investments	24,171	29,782
Other assets	7,410	4,333
Total Assets	$599,911	$501,845

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	11,533	2,350
Due to related parties	1,646	648
Accrued agency commissions	7,729	6,529
Accrued compensation and benefits	7,031	5,934
Accrued marketing	8,238	7,066
Other accrued expenses	12,706	7,498
Deferred revenue	7,400	639
Programming rights payable	12,979	7,626
Income taxes payable	1,353	2,233
Current portion of long-term debt	2,656	2,134
Total current liabilities	73,271	42,657
Programming rights payable, net of current portion	2,820	776
Long-term debt, net of current portion	246,919	200,856
Deferred income taxes	22,427	19,306
Defined benefit pension obligation	2,895	2,832
Other long-term liabilities	2,031	3,932
Total Liabilities	350,363	270,359

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at December 31, 2021 and December 31, 2020	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 25,999,998 and 25,457,709 shares issued at December 31, 2021 and 2020, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at December 31, 2021 and 2020	2	2
Additional paid-in capital	288,703	279,800
Class A treasury stock, at cost 6,003,139 and 5,710,416 at December 31, 2021 and 2020, respectively	(64,780)	(61,453)
Retained earnings	26,352	14,840
Accumulated other comprehensive loss	(732)	(2,187)
Total Hemisphere Media Group Stockholders’ Equity	249,548	231,005
Equity attributable to non-controlling interest	—	481
Total Stockholders’ Equity	249,548	231,486
Total Liabilities and Stockholders’ Equity	$599,911	$501,845

See accompanying Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2021 and 2020

(amounts in thousands, except per share amounts)

	2021	2020
Net revenues	$195,650	$151,184
Operating expenses:
Cost of revenues	59,555	48,309
Selling, general and administrative	93,813	44,646
Depreciation and amortization	25,504	11,472
Other expenses	8,959	3,226
Gain from FCC spectrum repack and other	(2,638)	(953)
Impairment of goodwill and intangibles	—	2,784
Total operating expenses	185,193	109,484
Operating income	10,457	41,700
Other income (expense), net:
Interest expense and other, net	(11,983)	(10,376)
Gain (loss) on equity method investments	17,679	(22,258)
Impairment of equity method investment	—	(5,479)
Other (expense) income, net	(128)	3,267
Total other income (expense), net	5,568	(34,846)
Income before income tax expense	16,025	6,854
Income tax expense	(4,994)	(8,992)
Net income (loss)	11,031	(2,138)
Net loss attributable to non-controlling interest	32	903
Net income (loss) attributable to Hemisphere Media Group, Inc.	$11,063	$(1,235)
Income (loss) per share attributable to Hemisphere Media Group, Inc.:
Basic	$0.28	$(0.03)
Diluted	$0.28	$(0.03)

Weighted average shares outstanding:
Basic	39,612	39,434
Diluted	39,934	39,434

See accompanying Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2021 and 2020

(amounts in thousands)

	2021	2020
Net income (loss)	$11,031	$(2,138)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income taxes	1,375	(1,101)
Adjustment to defined benefit plan, net of income taxes	80	(294)
Total other comprehensive income (loss)	1,455	(1,395)
Comprehensive income (loss)	12,486	(3,533)
Comprehensive loss attributable to non-controlling interest	32	903
Comprehensive income (loss) attributable to Hemisphere Media Group, Inc.	$12,518	$(2,630)

See accompanying Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2021 and 2020

(amounts in thousands)

								Accumulated
	Class A		Class B		Additional	Class A		Other	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at December 31, 2019	25,202	$3	19,720	$2	$274,518	$(60,521)	$16,075	$(792)	$1,384	$230,669
Net loss	—	—	—	—	—	—	(1,235)	—	(903)	(2,138)
Stock-based compensation	—	—	—	—	3,108	—	—	—	—	3,108
Vesting of restricted stock	256	—	—	—	2,174	(582)	—	—	—	1,592
Repurchases of Class A Common Stock	—	—	—	—	—	(350)	—	—	—	(350)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Balance at December 31, 2020	25,458	$3	19,720	$2	$279,800	$(61,453)	$14,840	$(2,187)	$481	$231,486
Net income (loss)	—	—	—	—	—	—	11,063	—	(32)	11,031
Stock-based compensation	—	—	—	—	3,277	—	—	—	—	3,277
Vesting of restricted stock	291	—	—	—	2,848	(861)	—	—	—	1,987
Issuance of Class A Common Stock	238	—	—	—	2,778	(1,077)	—	—	—	1,701
Repurchases of Class A Common Stock	—	—	—	—	—	(1,346)	—	—	—	(1,346)
Exercise of stock options	13	—	—	—	(0)	(43)	—	—	—	(43)
Acquisition of non-controlling interest	—	—	—	—	—	—	449	—	(449)	—
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,455	—	1,455
Balance at December 31, 2021	26,000	$3	19,720	$2	$288,703	$(64,780)	$26,352	$(732)	$—	$249,548

See accompanying Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(amounts in thousands)

	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$11,031	$(2,138)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,504	11,472
Programming amortization	15,295	16,841
Amortization of deferred financing costs and original issue discount	1,297	582
Stock-based compensation	6,125	5,282
Provision for bad debts	87	922
Gain from FCC spectrum repack and other	(2,638)	(953)
Deferred income tax (benefit) expense	(77)	1,587
(Gain) loss on equity method investments	(17,679)	22,258
Amortization of operating lease right-of-use assets	561	554
Other non-cash acquisition charges	1,258	—
Impairment of equity method investment	—	5,479
Impairment of goodwill and intangibles	—	2,784
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in:
Accounts receivable	5,322	(7,608)
Due from related parties, net	1,016	662
Programming rights	(26,125)	(12,077)
Prepaid expenses and other assets	(17,389)	810
Increase (decrease) in:
Accounts payable	6,376	425
Other accrued expenses	2,240	6,060
Programming rights payable	(6,990)	1,213
Income taxes payable	(880)	2,233
Other liabilities	146	(409)
Net cash provided by operating activities	4,480	55,979
Cash Flows From Investing Activities:
Funding of equity method investments	(6,803)	(9,364)
Capital expenditures	(4,156)	(2,386)
FCC spectrum repack proceeds	2,597	1,157
Cash paid for acquisition of Pantaya, net of cash acquired	(122,621)	—
Net cash used in investing activities	(130,983)	(10,593)
Cash Flows From Financing Activities:
Purchases of common stock	(3,327)	(932)
Repayments of long-term debt	(2,526)	(2,134)
Proceeds from incremental term loan	48,000	—
Payment of financing fees	(638)	—
Net cash provided by (used in) financing activities	41,509	(3,066)
Net (decrease) increase in cash	(84,994)	42,320
Cash:
Beginning	$134,471	$92,151
Ending	$49,477	$134,471

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$10,648	$9,949
Income taxes	$3,835	$2,463
Non-cash investing activity (acquisition related):
Issuance of Class A Common Stock	$2,188	$—
Effective settlement of pre-existing receivables and payables, net	$1,499	$—

See accompanying Notes to Consolidated Financial Statements.

Hemisphere Media Group, Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: The accompanying Consolidated Financial Statements include the accounts of Hemisphere Media Group, Inc. (“Hemisphere” or the “Company”), the parent holding company of Cine Latino, Inc. (“Cinelatino”), WAPA Holdings, LLC (formerly known as InterMedia Español Holdings, LLC) (“WAPA Holdings”), HMTV Cable, Inc. (“HMTV Cable”), the parent company of the entities for the networks consisting of Pasiones, TV Dominicana, and Centroamerica TV, HMTV Distribution, LLC (“HMTV Distribution”), the parent of Snap Global, LLC, and its wholly owned subsidiaries (“Snap Media”), and HMTV DTC, LLC (“HMTV DTC”), the parent company of Pantaya, LLC, and its subsidiaries (“Pantaya”), which we acquired on March 31, 2021 (see below). Hemisphere was formed on January 16, 2013 for purposes of effecting its initial public offering, which was consummated on April 4, 2013. In these notes, the terms “Company,” “we,” “us” or “our” mean Hemisphere and all subsidiaries included in our Consolidated Financial Statements.

Prior to March 31, 2021, the Company owned a 25% equity interest in Pantaya, which was accounted for as an equity method investment. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya (the “Pantaya Acquisition”), for a cash purchase price of $123.6 million. As a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary. For more information, see Note 3, “Business Combination” of Notes to Consolidated Financial Statements.

On November 26, 2018, we acquired a 75% interest in Snap Media. Effective July 15, 2021, the Company entered into an omnibus modification agreement with Snap Distribution, Inc., a British Virgin Islands company, pursuant to which Snap Distribution, Inc. relinquished the non-controlling 25% interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company. For more information, see Note 12, “Stockholders’ Equity” of Notes to Consolidated Financial Statements.

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

For more information on our equity method investments, see Note 7, “Equity Method Investments” of Notes to Consolidated Financial Statements.

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

Operating segments: The Company determines its operating segments based upon (i) financial information reviewed by the chief operating decision maker, the Chief Executive Officer, (ii) internal management and related reporting structure and (iii) the basis upon which the chief operating decision maker makes resource allocation decisions. The Company believes that its operating segments meet the criteria for aggregation for reporting purposes as one reportable segment as they have similar characteristics including nature of products and services, nature of production processes, class of customer and methods used to distribute products and services.

Net income (loss) per common share: Basic income (loss) per share is computed by dividing income(loss) attributable to Hemisphere Media Group, Inc. common stockholders by the number of weighted-average outstanding shares of common stock. Diluted loss per share reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted income (loss) per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020
Numerator for income (loss) per common share calculation:
Net income (loss) attributable to Hemisphere Media Group, Inc.	$11,063	$(1,235)

Denominator for income (loss) per common share calculation:
Weighted-average common shares, basic	39,612	39,434
Effect of dilutive securities
Stock options, restricted stock and warrants	322	—
Weighted-average common shares, diluted	39,934	39,434

Income (loss) per share attributable to Hemisphere Media Group, Inc.
Basic	$0.28	$(0.03)
Diluted	$0.28	$(0.03)

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted income (loss) per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 2.5 million and 3.3 million shares of common stock for the years ended December 31, 2021 and 2020, respectively, were excluded from the computation of diluted income (loss) per common share for this period because their effect would have been anti-dilutive. The net income (loss) per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the loss from operations for the year ended December 31, 2020, 0.1 million outstanding awards were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Revenue Recognition: The Company primarily earns revenue from (i) the distribution of its programming services through distributors and directly to consumers, (ii) advertising, and (iii) licensing of its programming. Revenue is recognized when, or as, performance obligations under the terms of a contract are satisfied, which generally occurs when, or as, control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer. The Company’s revenue recognition policies associated with each major source of revenue from contracts with customers are described in Note 2, “Revenue Recognition” of Notes to Consolidated Financial Statements.

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

Barter revenue and expense included in the accompanying Consolidated Statements of Operations are as follows (amounts in thousands):

	Year ended
	December 31,
	2021	2020
Barter revenue	$449	$434
Barter expense	(490)	(419)
	$(41)	$15

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

Advertising and marketing costs: The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing costs of $39.3 million and $3.1 million for the years ended December 31, 2021 and 2020, respectively.

Cash: The Company maintains its cash in bank deposit accounts which, at times, may exceed federally-insured limits. The Company has not experienced any losses in such accounts.

Accounts receivable: Accounts receivable are carried at the original charge amount less an estimate made for doubtful receivables based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded as income when received. The Company considers an account receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Changes in the allowance for doubtful accounts for the years ended December 31, 2021 and 2020 consisted of the following (amounts in thousands):

		Beginning	Provisions			End
Year	Description	of Year	for bad debt	Write-offs	Recoveries	of Year
2021	Allowance for doubtful accounts	$919	$87	$239	$4	$771
2020	Allowance for doubtful accounts	$507	$922	$577	$67	$919

Programming rights and costs: The Company acquires, licenses, and produces content, including original programming ("programming rights"), for exploitation on our Networks, streaming platform, as well as, to be licensed to third parties. For acquired and licensed content, the Company capitalizes amounts paid to secure or extend the rights. For produced content, the Company capitalizes costs associated with the production, including development costs, direct cost, and production overhead. In development production costs for projects that will be completed within one year and after one year are recorded in other current assets and other assets, respectively, in the accompanying Consolidated Balance Sheets. Once production is complete, the capitalized costs are moved to programming rights current in the accompanying Consolidated Balance Sheets.

If management estimates that the unamortized cost of programming rights exceeds the estimated fair value, an adjustment is recorded to reduce the carrying value of the programming rights. For the year ended December 31, 2021, management did not deem it necessary to write-down program rights. For the year ended December 31, 2020, management deemed it necessary to write-down certain program rights of $0.9 million, which is included in the amortization of programming rights. Programming rights are generally amortized over the term of the related license agreements or the number of exhibitions, whichever occurs first. For productions with intended distribution to third-parties, the Company amortizes the cost, including any participations and residuals, over the expected ultimate revenue stream in proportion to the revenues recognized. The amortization of programming rights was $15.3 million and $16.8 million for the years ended December 31, 2021 and 2020, respectively, and is recorded as part of cost of revenues in the accompanying Consolidated Statements of Operations. Programming rights to be utilized on our Networks or streaming platform within one year are classified as current assets, while programming rights to be utilized subsequently are considered non-current. Programming rights payable are classified as current or noncurrent in accordance with the payment terms of the various agreements. As of December 31, 2021, the capitalized in development production costs current portion was $19.8 million and the non-current portion was $1.0 million, and were recorded in other current assets and other assets, respectively, in the accompanying Consolidated Balance Sheets.

Property and equipment: Property and equipment are recorded at cost. Depreciation is determined using the straight-line method over the expected remaining useful lives of the respective assets. Useful lives range from 1 - 40 years for improvements, equipment, buildings and towers. Upon retirement or other disposition, the cost and related accumulated depreciation of the assets are removed from the accounts and the resulting gain or loss is recorded in Gain from FCC spectrum repack and other in the accompanying Consolidated Statements of Operations. Expenditures for maintenance and repairs are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

For more information on our property and equipment, see Note 5, “Property and Equipment” of Notes to Consolidated Financial Statements.

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

The Company makes investments that support its underlying business strategy and enable it to enter new markets. The Company holds equity investments in Canal 1 and Snap JV (in each case, as defined and discussed in Note 7, “Equity Method Investments” of Notes to Consolidated Financial Statements), which are variable interest entities (“VIEs”), for which the Company is not the primary beneficiary. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The activities of each VIE that most significantly impact the VIE’s economic performance are controlled by the VIE’s board of directors and the Company’s representation on the board of directors of each VIE is commensurate with its voting equity interest. As the Company does not hold a majority voting interest or disproportionate voting or other rights, it does not have the power to direct the activities that most significantly impact the economic performance of any of these VIEs.

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

For more information on Equity method investments, see Note 7, “Equity Method Investments” of Notes to Consolidated Financial Statements.

Leases: On January 1, 2019, the Company adopted Financial Accounting Standards Board (“the FASB”) ASC Topic 842, Leases (ASC 842) (the “new lease standard”), the core principle of which, is that a lessee should recognize the assets and liabilities that arise from leases, including operating leases, in the statement of financial position. The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases under ASC 842. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Lease cost is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.

For additional information about our leases, see Note 14, “Leases” of Notes to Consolidated Financial Statements.

Goodwill and other intangibles: The Company's goodwill is recorded as a result of the Company's business combinations using the acquisition method of accounting. Indefinite lived intangible assets include a broadcast license, trademarks and tradenames. Other intangible assets include affiliate and customer relationships, programming rights, brands, and non-compete agreements with estimated useful lives of one to ten years. Other intangible assets are amortized over their estimated useful lives using the straight-line method. Costs incurred to renew or extend the term of recognized intangible assets are capitalized and amortized over the useful life of the asset.

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

The Company tests its goodwill annually for impairment or whenever events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill. The fair value of the reporting units is determined utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis.

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

In January 2017, the FASB issued Accounting Standards Updates (“ASU”) 2017 04-Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. The amendments in this Update simplify how an entity is required to test goodwill for impairment by eliminating step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under amendments in this Update, an entity would perform its annual, or interim, testing by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted this ASU as part of the annual goodwill and intangible impairment test as of December 31, 2020.

The Company completed its annual impairment analysis and determined that there were no impairment charges for the year ended December 31, 2021. For the year ended December 31, 2020, the Company determined that based on the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, and the expected growth of the business, the carrying value of the Snap reporting unit and other finite lived intangible assets, identified in connection with the acquisition of Snap, exceeded their respective fair values, resulting in an impairment charge totaling $2.8 million for the year ended December 31, 2020.

For more information on Goodwill and intangible assets, see Note 6, “Goodwill and Intangible Assets” of Notes to Consolidated Financial Statements.

Deferred financing costs: Deferred financing costs are recorded net of accumulated amortization and are presented as a reduction to the principal amount of the long-term debt. Amortization is calculated on the effective-interest method over the term of the applicable loan. Amortization of deferred financing costs was $0.4 million, which is included in interest expense, net in the accompanying Consolidated Statements of Operations for each of the years ended December 31, 2021 and 2020. Accumulated amortization of deferred financing costs was $2.8 million and $2.5 million at December 31, 2021 and 2020, respectively. The net deferred financing costs of $0.5 million and $0.8 million at December 31, 2021 and 2020, respectively, and have been presented on the accompanying Consolidated Balance Sheets as a reduction to the principal amount of the long-term debt outstanding. An additional $0.4 million of deferred costs, net of accumulated amortization of $0.2 million, incurred on the Revolving Facility in connection with the Third Amended Term Loan Facility, is recorded to prepaid and other current assets and other non-current assets in the accompanying Consolidated Balance Sheets as of December 31, 2021. Amortization of these costs will be straight-line through maturity on November 15, 2023.

For more information on deferred financing costs, see Note 9, “Long Term Debt” of Notes to Consolidated Financial Statements.

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

On January 1, 2021, the Company adopted Financial Accounting Standards Board ("the FASB") ASU 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplifies areas such as franchise taxes, step-up in tax basis of goodwill, separate entity financial statements, and interim recognition of enactment of tax laws or rate changes. The adoption of this ASU did not have an impact on our accompanying Consolidated Financial Statements as of and for the year ended December 31, 2021.

For more information on Income taxes, see Note 8, “Income Taxes” of Notes to Consolidated Financial Statements.

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

The Company’s programming rights, goodwill and intangibles, and equity method investments are classified as Level 3 in the fair value hierarchy, as they are measured at fair value on a non-recurring basis and are adjusted to fair value only when the carrying values exceed their fair values. For the year ended December 31, 2021, there were no adjustments to fair value. For the year ended December 31, 2020, the Company recorded an impairment charge of $5.5 million related to the write-off of the full carrying value of REMEZCLA, an impairment charge totaling $2.8 million related to Snap goodwill and other finite lived intangible assets and a $0.9 million write-down of programming rights.

The Company’s variable-rate debt and interest rate swaps are classified as Level 2 in the fair value hierarchy, as their estimated fair values are derived from quoted market prices by independent dealers. The carrying value of the long-term debt approximates fair value at December 31, 2021 and 2020.

For more information on fair value instruments, see Note 11, “Fair Value Measurements” of Notes to Consolidated Financial Statements.

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

For more information on derivative instruments, see Note 10, “Derivative Instruments” of Notes to Consolidated Financial Statements.

Major customers and suppliers: None of our distributors accounted for more than 10% of our total net revenues for the year ended December 31, 2021. One of our distributors accounted for more than 10% of our total net revenues for the year ended December 31, 2020. Our Networks are provided to distributors pursuant to affiliation agreements with varying terms.

Recently adopted Accounting Standards: In October 2021, the Company early adopted ASU 2021-08-Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The update requires companies to apply the definition of a performance obligation under ASC Topic 606 to recognize and measure contract assets and contract liabilities (i.e., deferred revenue) relating to contracts with customers that are acquired in a business combination. Under current U.S. GAAP, an acquirer generally recognizes assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers, at fair value on the acquisition date. The update will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The early adoption and retrospective application of this ASU allowed the Company to value Pantaya's contract liabilities at the stated book value immediately preceding the acquisition on March 31, 2021, as a result there was no impact to deferred revenue due to the business combination. For more information, see Note 3, "Business Combination" of Notes to Consolidated Financial Statements.

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

Note 2. Revenue Recognition

The following is a description of principal activities from which we generate our revenue:

Subscriber revenue: We enter into arrangements with multi-channel video Distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) to provide a continuous feed of our Networks generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific subscriber revenue we earn varies from period to period, Distributor to Distributor, and also varies among our Networks, but is generally based upon the number of each Distributor’s paying subscribers who subscribe to our Networks. Changes in subscriber revenue are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. MVPDs report their subscriber numbers to our Networks generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically due and received within sixty days of the remittance. We also generate subscriber revenue from subscriptions to Pantaya, our streaming platform. Pantaya is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our service. Estimates of revenue generated but not yet reported by the Company's third party Distributors are made based on the estimated number of subscribers using the most recently received remittance reporting from each Distributor, which is consistent with our past practice and industry practice.

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

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Year ended
	December 31,
Revenues by type	2021	2020
Subscriber revenue	$117,042	$77,284
Advertising revenue	72,540	68,942
Other revenue	6,068	4,958
Total revenue	$195,650	$151,184

Deferred Revenue: As of December 31, 2021 and 2020, the Company had deferred revenue of $7.4 million and $0.6 million, respectively. For the year ended December 31, 2021, the Company recognized $0.4 million of revenue that was included in the deferred revenue balance as of December 31, 2020. The increase in deferred revenue was attributable to the acquisition of Pantaya on March 31, 2021 and an advance from a third party for programming to be delivered.

Note 3. Business Combination

Prior to March 31, 2021, the Company owned a 25% equity interest in Pantaya, which was accounted for as an equity method investment. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. As a result of the Pantaya Acquisition, Pantaya is now a wholly owned consolidated subsidiary. Pantaya is the leading U.S. Hispanic subscription streaming service offering the largest selection of current and classic, commercial free blockbusters and critically acclaimed movies and series from Latin America and the U.S., including original productions from Pantaya's production arm, Pantelion, and titles from our library, as well as titles from third party producers.

Total cash purchase price in connection with the Pantaya Acquisition was $123.6 million. Under the terms of the purchase agreement (“Securities Purchase Agreement”), control of Pantaya transferred to the Company on March 31, 2021 (“Acquisition Date”), with cash consideration transferred on April 1, 2021. Cash consideration was funded with a combination of cash on hand and an add-on to our Term Loan Facility. For more information, see Note 9, “Long-Term Debt” of Notes to Consolidated Financial Statements. Fees and expenses incurred in connection with the Pantaya Acquisition were $8.1 million for the year ended December 31, 2021, consisting primarily of professional fees, financing costs, and certain non-cash charges, which are included in other expenses in the accompanying Consolidated Statement of Operations.

Prior to the closing of the Pantaya Acquisition, the Company accounted for the existing 25% equity interest in Pantaya using the equity method, and the net book value was $0 as of March 31, 2021. The Company accounted for the acquisition of the 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% ownership interest in Pantaya to fair value prior to completing the acquisition method of accounting. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest by adjusting for a control premium, which was based on comparable market transactions. This resulted in an increase in the value of its existing equity interest and the recognition of a non-cash gain of $30.1 million, which was included in gain (loss) on equity method investment activity in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021. For more information, see Note 11, “Fair Value Measurements” of Notes to Consolidated Financial Statements.

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

(a)238,436 shares were issued to certain employees as replacement awards for Pantaya stock-based compensation awards, multiplied by $11.65, which was the closing price of the Company’s Class A common stock on March 31, 2021, reduced by post-combination expenses of approximately $0.6 million associated with the excess fair value over replacement awards.

(b)Effective settlement of pre-existing accounts receivable of $2.3 million for content licensed to Pantaya and programming rights payable of $0.8 million for content licensed from Pantaya prior to the Acquisition Date.

The following table summarizes the fair values of the assets acquired, liabilities assumed and resulting goodwill in the Pantaya Acquisition as of March 31, 2021 (amounts in thousands):

March 31, 2021
Cash	$985
Accounts receivable	5,528
Finite-lived intangible assets	111,413
Other assets	7,244
Accounts payable	(2,807)
Accrued expenses	(9,086)
Deferred revenue	(4,112)
Programming rights payable	(15,225)
Deferred income tax	(2,669)
Goodwill	66,113
Fair value of net assets acquired	$157,384

Accounts receivable were recorded at fair value which represents the amount the Company expects to collect. Gross contractual amounts receivable approximates their recorded fair value.

During the three months ended December 31, 2021, the Company finalized the fair value of identified finite-lived intangible assets, including a measurement period adjustment of $0.7 million to the customer relationships intangible asset, which resulted in a true-up of $0.1 million in amortization. The Company recorded measurement period adjustments totaling $80.6 million, which resulted in a total fair value of the finite-lived intangible assets is $111.4 million. The finite-lived intangible assets include customer relationships of $34.9 million determined using an income approach and a useful life of 4 years, programming rights of $29.4 million determined by using a market approach and a useful life of 4.6 years, brand of $24.6 million determined using an income approach in the form of a relief from royalty method and a useful life of 10 years, and distribution agreements of $22.5 million determined using an income approach and a useful life of 10 years. These finite-lived intangible assets will be amortized on a straight-line basis over their respective useful lives.

During the year ended December 31, 2021, the Company recorded a measurement period adjustment of $2.7 million for the expected future federal, state and foreign tax consequences associated with temporary differences between the fair values of the assets acquired and liabilities assumed and the respective tax basis as a deferred tax liability.

Goodwill of $66.1 million represents Company-specific operational synergies and the future growth opportunities of Pantaya's subscription streaming service. The amount of goodwill expected to be deductible for income tax purposes is estimated to be $39.0 million.

The Pantaya Acquisition closed at the end of the day on March 31, 2021, and the operating results of Pantaya from the date of acquisition are included in our Consolidated Statements of Operations for the year ended December 31, 2021. Pantaya's net revenue and net loss for the period from the acquisition date through December 31, 2021 was $40.9 million and $31.5 million, respectively.

Supplemental Pro Forma Information (Unaudited)

The following table sets forth the unaudited supplemental pro forma results of operations assuming that the Pantaya Acquisition occurred on January 1, 2020:

	Year ended December 31,
	2021	2020
Subscriber revenue	$128,289	$116,866
Advertising revenue	72,520	68,474
Other revenue	6,171	10,571
Net revenues	206,980	195,911
Operating income (loss)	6,983	(2,525)

These unaudited supplemental pro forma results, as if the Pantaya Acquisition occurred on January 1,2020, are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company nor are they intended to represent or be indicative of future results of operations. The unaudited supplemental pro forma results of operations for all periods set forth above includes the combined historical operating results of Hemisphere and Pantaya, as adjusted for the inclusion of the amortization of finite-lived intangible assets identified as a result of the Pantaya Acquisition of $5.0 million and $19.8 million for the year ended December 31, 2021 and 2020, respectively, and excludes all revenues and expenses from the business conducted between the Company and Pantaya. The results for the year ended December 31, 2020, are presented as adjusted for the inclusion of non-recurring costs incurred in connection with the Pantaya Acquisition of $8.1 million, which has been excluded from the year ended December 31, 2021.

Note 4. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

●	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and closed captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Consolidated Statements of Operations. Total expenses incurred were $2.6 million for each of the years ended December 31, 2021 and 2020. Amounts due to MVS pursuant to the agreements noted above amounted to $0.4 million and $0.6 million as of December 31, 2021 and 2020, respectively.
●	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that operates a subscription satellite television service throughout Mexico and distributes Cinelatino as part of its service. Total revenues recognized were $0.8 million and $1.1 million for the years ended December 31, 2021 and 2020, respectively. Amounts due from Dish Mexico amounted to $0.1 million and $0.3 million as of December 31, 2021 and 2020, respectively.
●	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.7 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively. Amounts due from MVS pursuant to the agreements noted above amounted to $0.0 million and $0.4 million as of December 31, 2021 and 2020, respectively.

As of January 31, 2021, Univision Holdings II, Inc., together with its wholly-owned subsidiary, Univision Communications, Inc. and Grupo Televisa, S.A.B. ("Televisa") completed a merger to establish a new combined company named TelevisaUnivision, Inc. ("TelevisaUnivision"). The Company has various agreements with TelevisaUnivision (including its various divisions and affiliates), which has directors in common with the Company (who may hold a material financial interest in TelevisaUnivision).

●	Pantaya has an agreement for the purchase of advertising on TelevisaUnivision’s television and radio properties. Expenses under this agreement are included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations. Total expenses incurred were $1.1 million for the year ended December 31, 2021. Amounts due to TelevisaUnivision pursuant to this agreement totaled $0.1 million as of December 31, 2021. At December 31, 2021, the Company has a remaining commitment of $4.1 million, which is included in Note 15, “Commitments” of Notes to Consolidated Financial Statements.
●	Pantaya has various content output agreements with Videocine, S.A. de C.V. (“Videocine”), a division of TelevisaUnivision pursuant to which Pantaya licenses content from Videocine or licenses content to Videocine. There were no revenues earned or expenses incurred under these agreements for the year ended December 31, 2021. Deferred revenue related to the agreements was $2.5 million as of December 31, 2021, and is included in other accrued expenses in the accompanying Consolidated Balance Sheet. Amounts due from Videocine pursuant to the agreements noted above amounted to $0.6 million as of December 31, 2021. Amounts due to Videocine pursuant to the agreements noted above amounted to $1.1 million as of December 31, 2021.

●	The Company has various licensing agreements with TelevisaUnivision (including its various divisions and affiliates) pursuant to which the Company licenses content from TelevisaUnivision or licenses content to TelevisaUnivision. Total revenues recognized were $0.1 million for each of the years ended December 31, 2021 and 2020. Total expenses incurred were $0.2 million and $0 million for the years ended December 31, 2021 and 2020, respectively. Amount due from TelevisaUnivision amounted to $0 and $0.0 million as of December 31, 2021 and 2020, respectively. No amounts were due to TelevisaUnivision as of December 31, 2021 and 2020, respectively.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations and amounted to $0.5 million for each of the years ended December 31, 2021 and 2020. No amounts were due to this related party as of December 31, 2021 and 2020.

For the year ended December 31, 2020, the Company received $3.3 million from Searchlight Capital Partners LLC ("Searchlight"), two principals of which are directors of the Company, as reimbursement of expenses incurred in connection with the pursuit of a strategic transaction during the year. The reimbursement was recorded in gain from insurance proceeds and other, net in the accompanying Consolidated Statements of Operations.

Note 5. Property and Equipment

Property and equipment at December 31, 2021 and 2020 consists of the following (amounts in thousands):

	2021	2020
Land and improvements	$8,724	$8,724
Building	11,325	11,325
Equipment	41,842	35,637
Towers	1,257	1,257
	63,148	56,943
Less: accumulated depreciation	(33,089)	(28,726)
	30,059	28,217
Equipment installations in progress	1,495	3,581
Total property and equipment, net	$31,554	$31,798

Depreciation expense was $4.4 million and $4.7 million for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, we purchased equipment required as a result of the FCC spectrum repack of $2.1 million and $0.9 million, respectively, for which we received proceeds of $2.6 million and $1.2 million, respectively.

Note 6. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following at December 31, 2021 and 2020 (amounts in thousands):

	December 31,
	2021	2020
Broadcast license	$41,356	$41,356
Goodwill	231,710	165,597
Other intangibles	115,110	24,761
Total intangible assets	$388,176	$231,714

As part of the Company’s annual goodwill impairment analysis, we determined the fair value of goodwill utilizing a combination of a discounted cash flow analysis incorporating variables such as revenue projections, projected operating cash flow margins, and discount rates, as well as a market-based approach employing comparable sales analysis. The valuation assumptions used in the discounted cash flow model reflect historical performance of the Company and prevailing values in the broadcast and cable markets as well as the extent of the economic downturn related to the COVID-19 pandemic and the expected timing of recovery. No impairment charges were recorded for the year ended December 31, 2021. For the year ended December 31, 2020, the result of our annual impairment test indicated that the carrying amount of the Snap reporting unit exceeded the fair value primarily due to the economic downturn related to the COVID-19 pandemic, the expected timing of recovery, and the expected growth of the business. As a result, we recorded a goodwill impairment charge of $1.7 million, which was presented as impairment of goodwill and intangibles in our accompanying Consolidated Statements of Operations. The Company determined that the goodwill impairment was an indicator of impairment under ASC 360. As result, the Company performed a recoverability test for the other finite lived intangible assets of Snap to determine whether an impairment loss should be measured. The undiscounted cash flows in the recoverability test of Snap’s other finite lived intangible assets was less than the carrying value. As a result, for the year ended December 31, 2020, we calculated the fair value of the other finite lived intangible assets using a discounted cash flow model and recorded an impairment charge of $1.1 million to the customer relationships intangible asset, which was presented as impairment of goodwill and intangibles in our accompanying Consolidated Statements of Operations.

A summary of changes in the Company’s broadcast licenses, goodwill and other indefinite lived intangible assets, on a net basis, for the years ended December 31, 2021 and 2020, is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2020	Additions	Impairment	December 31, 2021
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	165,597	66,113	—	231,710
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$223,639	$66,113	$—	$289,752

	Net Balance at			Net Balance at
	December 31, 2019	Additions	Impairment	December 31, 2020
Broadcast licenses	$41,356	$—	$—	$41,356
Goodwill	167,322	—	(1,725)	165,597
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$225,364	$—	$(1,725)	$223,639

A summary of the changes in the Company’s finite lived intangible assets for the years ended December 31, 2021 and 2020 is as follows (amounts in thousands):

	Net Balance at				Net Balance at
	December 31, 2020	Additions	Impairment	Amortization	December 31, 2021
Affiliate and customer relationships	$7,304	$57,386	$—	$(14,009)	$50,681
Programming rights	427	29,420	—	(4,866)	24,981
Brand	—	24,607	—	(1,845)	22,762
Non-compete agreement	329	—	—	(329)	—
Other intangibles	15	—	—	(15)	—
Total finite-lived intangibles	$8,075	$111,413	$—	$(21,064)	$98,424

	Net Balance at				Net Balance at
	December 31, 2019	Additions	Impairment	Amortization	December 31, 2020
Affiliate and customer relationships	$14,352	$—	$(1,059)	$(5,989)	$7,304
Programming rights	517	—	—	(90)	427
Advertiser relationships	138	—	—	(138)	—
Non-compete agreement	826	—	—	(497)	329
Other intangibles	68	—	—	(53)	15
Total finite-lived intangibles	$15,901	$—	$(1,059)	$(6,767)	$8,075

The aggregate amortization expense of the Company’s amortizable intangible assets was $21.1 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively. The weighted average remaining amortization period is 6.0 years at December 31, 2021. Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
2022	$21,356
2023	19,919
2024	19,919
2025	12,521
2026 and thereafter	24,709
Total	$98,424

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

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of December 31, 2021, we have funded $126.3 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For years ended December 31, 2021 and 2020, we recorded $12.4 million and $22.1 million in loss on equity method investment in the accompanying Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments in the accompanying Consolidated Balance Sheets related to Canal 1 was $24.2 million and $29.9 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, we had a receivable balance of $2.6 million, which is included in other assets in the accompanying Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired and recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. The write-off was recorded in impairment of equity method investment in the Consolidated Statements of Operations. Due to the write-off of the investment carrying value, we did not record any share of the loss from the investment for the years ended December 31, 2021 and 2020. The net balance recorded in equity method investments was $0 million as of December 31, 2021 and 2020.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (as of July 15, 2021, the Company owns 100% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of December 31, 2021, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For the years ended December 31, 2021 and 2020, we have recorded $0 million and $0.2 million, respectively, in loss on equity method investments in the accompanying Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.0 million as of December 31, 2021 and 2020, and is included in equity method investments in the accompanying Consolidated Balance Sheets.

On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. As a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary, and as of April 1, 2021, is no longer treated as an equity method investment. For more information, see Note 3, “Business Combination” of Notes to Consolidated Financial Statements.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments, in the aggregate as of and for the twelve months ended September 30, 2021 are included below (amounts in thousands):

Total Equity Investees
Current assets	$14,180
Non-current assets	20,341
Current liabilities	73,079
Non-current liabilities	2,352
Net revenue	11,174
Operating loss	(11,712)
Net loss	$(33,801)

Note 8. Income Taxes

For the years ended December 31, 2021 and 2020, Income before provision for income taxes, includes the following components (amounts in thousands):

	2021	2020
Domestic income	$2,475	$8,112
Foreign gain (loss)	13,550	(1,258)
Income before provision for income taxes	$16,025	$6,854

For the years ended December 31, 2021 and 2020, income tax expense is comprised of the following (amounts in thousands):

	2021	2020
Current income tax expense	$5,071	$7,405
Deferred income tax (benefit) expense	(77)	1,587
Income tax expense	$4,994	$8,992

Current tax expense for the years ended December 31, 2021 and 2020, includes foreign withholding tax of $2.0 million and $1.3 million, respectively.

For the years ended December 31, 2021 and 2020, the reconciliation of income tax expense computed at the U.S. federal statutory rates to income tax expense is (amounts in thousands):

	2021	2020
Income tax expense at federal statutory rate-US Only	$3,362	$1,439
Income tax expense at federal statutory rate-Foreign Only	5,452	4,402
Permanent items	1,815	1,325
Gain from Pantaya Acquisition	(6,319)	—
Return to provision true-ups -Current/Deferred	3,725	(2,042)
Foreign rate differential	(10)	(1,117)
Foreign tax credits	(4,358)	(5,693)
Foreign valuation allowance	3,727	4,615
Change in FTC valuation allowance	(1,153)	543
Revaluation of Puerto Rico deferred taxes	686	84
Foreign withholding taxes	1,971	1,283
Deferred foreign tax credit offset	73	29
State taxes and state rate change	(77)	2,073
Puerto Rico Tax Credit	(3,900)	—
Foreign rate tax change	—	2,051
Income tax expense	$4,994	$8,992

The effective tax rate for the years ended December 31, 2021 and 2020, excluding our share of the operating results from our equity investment in Canal 1 was 18% and 31%, respectively.

The 2017 Tax Cuts and Jobs Act (“Jobs Act”) was enacted on December 22, 2017. The Jobs Act revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal U.S. corporate tax rate reduces the likelihood of our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance. Additionally, the Company evaluated the potential interest limitation established under the Jobs Act and determined that no limitation would affect the 2021 provision for income taxes.

For the year ended December 31, 2021, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate, are the continued impact of the Jobs Act, which impacted the valuation allowance on foreign tax credits, limitations on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, the gain related to the step acquisition of Pantaya that is not a gain for tax purposes and Puerto Rico tax credits.

For the year ended December 31, 2020, the items that significantly affect the differences between the tax provision calculated at the statutory federal income tax rate, are the continued impact of the Jobs Act, which impacted the valuation allowance on foreign tax credits, limitations on the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, the tax impact of state filings and filings in Puerto Rico related to prior years. The Company has evaluated the impact related the state filings and tax incentives in Puerto Rico which resulted in a net tax beneficial position. The impact of the Company’s state filings related to prior years is a net tax payable of $1.0 million. The impact of the tax incentives in Puerto Rico is a net refund benefit of $3.0 million related to Puerto Rico tax returns in prior years. During 2020, the Company accounted for the reduction in the Colombia tax rate related to its deferred tax assets. However, as these deferred tax assets have a full valuation allowance there was no effect on the provision expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities calculated for financial reporting purposes and the amounts calculated for preparing its income tax returns in accordance with tax regulations and the net tax effects of operating loss and tax credits carried forward. Net deferred tax liabilities consist of the following components as of December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Deferred tax assets:
Allowances for doubtful accounts	$1,117	$1,078
Deferred branch tax benefit	11,763	11,645
Deferred revenue	165	114
NOL credit and other carryovers	294	290
Fixed assets	149	140
Accrued expenses	1,541	1,353
Foreign tax credit	17,887	19,040
Stock compensation	4,265	3,594
Pension	337	449
Interest rate swap	102	510
Intangibles	3,252	1,335
Equity method losses	31,827	26,996
Other deferred tax assets	9	4
Less: Foreign losses valuation allowance	(30,913)	(27,186)
Less: Foreign tax credit valuation allowance	(17,887)	(19,040)
Total deferred tax assets	23,908	20,322
Deferred tax liabilities:
Prepaid expenses	(616)	(535)
Intangibles	(18,303)	(15,506)
Property and equipment	(9,306)	(7,992)
Amortization expense	(18,110)	(15,595)
Total deferred tax liabilities	(46,335)	(39,628)
	$(22,427)	$(19,306)

The deferred tax amounts mentioned above have been classified on the accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020 as follows (amounts in thousands):

	2021	2020
Non-current assets	$—	$—
Non-current liabilities	$22,427	$19,306

At December 31, 2021 and 2020, the Company has foreign tax credit carryforwards for U.S. federal purposes and foreign minimum credits totaling $17.9 million and $19.0 million, respectively, which expire during the years 2022 through 2031. In addition, the impact of foreign tax credits and related valuation allowance had an impact on the tax rate. These tax credits were generated on revenues earned by our networks in Puerto Rico and Latin America. The realization of deferred tax assets depends on the generation of sufficient taxable income of the appropriate character and in the appropriate taxing jurisdiction during the future periods in which the related temporary differences become deductible. A valuation allowance is provided to reduce such deferred tax assets to amounts more likely than not to be ultimately realized. As the Jobs Act significantly reduced the U.S. tax rate to 21%, the Company anticipates generating excess foreign tax credits and would not be able to use its historic foreign tax credits before they expire. As a result, in 2021 and in 2020, the Company recorded a valuation allowance against our foreign tax credits of $17.9 million and $19.0 million, respectively. In addition, Canal 1, in which the Company has an equity investment, incurred losses for the years ended December 31, 2021 and 2020, and the Company has a cumulative valuation allowance of $30.9 million and $27.2 million, respectively, against the related deferred tax asset. The Company has foreign net operating losses carryforwards totaling $1.0 million and $0.9 million, at December 31, 2021 and 2020, respectively, which expire beginning in 2030.

During 2021, the Company completed its acquisition of the remaining 75% equity interest in Pantaya, which resulted in additional deferred tax liabilities related to the historic 25% owned interest that has carryover basis for tax purposes. As a result, $2.7 million of additional deferred tax liabilities were recorded as an adjustment to goodwill.

In 2021, the company qualified for a Puerto Rico tax credit of $3.9 million, of which, 50% is eligible to offset the Puerto Rico income tax liability for 2021 and the remaining 50% will reduce the 2022 tax liability.

Upon audit, taxing authorities may prohibit the realization of all or part of an uncertain tax position. The Company regularly assesses the outcome of potential examinations in each of the tax jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. The Company recognizes interest and penalties related to uncertain tax positions, if any, in income tax expense. As of December 31, 2020, the Company recorded a gross uncertain tax position reserve of $0.1 million related to state tax filings. As of December 31, 2021, the Company continues to have a gross uncertain tax position reserve of $0.1 million related to state tax filings originally recorded in 2020.

Note 9. Long-Term Debt

Long-term debt as of December 31, 2021 and 2020 consists of the following (amounts in thousands):

	December 31, 2021	December 31, 2020
Senior Notes due February 2024	$249,575	$202,990
Less: Current portion	2,656	2,134
	$246,919	$200,856

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

Additionally, the Third Amended Term Loan Facility provides for a revolving loan (the “Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million. The Revolving Facility is secured on a pari passu basis by the collateral securing the Third Amended Term Loan Facility and will mature on November 15, 2023. The Revolving Facility bears interest at the Borrowers’ option of either (i) LIBOR (which will not be less than zero) plus a margin of 2.75% or (ii) or an ABR plus a margin of 1.75%, in each case, with a 25 basis points (“bps”) step-up at a First Lien Net Leverage Ratio level of 3.50:1.00 and two 25 bps step-downs at a First Lien Net Leverage Ratio level of 2.50:1.00 and 1.50:1.00. The First Lien Net Leverage Ratio limits the amount of cash netted against debt to a maximum amount of $60.0 million. The Borrowers are also required to pay a quarterly commitment fee on the undrawn balance of the Revolving Facility at 37.5 bps per annum. As of December 31, 2021, the Revolving Facility was undrawn.

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

Within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Third Amended Term Loan Facility, no excess cash flow payment will be due in March 2022.

In accordance with ASC 470 – Debt, the Incremental Facility borrowing was deemed a modification of the Second Term Loan Facility and as such, an additional $2.0 million of original issue discount (“OID”) incurred in connection with the Third Amended Term Loan Facility was added to the existing OID. As of December 31, 2021, the OID balance was $2.2 million, net of accumulated amortization of $3.3 million and was recorded as a reduction to the principal amount of the long-term debt outstanding as presented on the accompanying Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. Financing costs of $0.6 million incurred in connection with the Third Amended Term Loan Facility were expensed in accordance with ASC 470 – Debt and are included in other expenses in the accompanying Consolidated Statement of Operations at December 31, 2021. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.5 million, net of accumulated amortization of $2.8 million, are presented as a reduction to the Third Amended Term Loan Facility outstanding at December 31, 2021 as presented on the accompanying Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. An additional $0.6 million of deferred costs incurred on the Revolving Facility, in connection with the Third Amended Term Loan Facility, was recorded to prepaid and other current assets and other non-current assets in the accompanying Consolidated Balance Sheets and will be amortized on a straight-line basis through maturity on November 15, 2023. As of December 31, 2021, deferred costs for the Revolving Facility were $0.4 million, net of accumulated amortization of $0.2 million.

The carrying value of the long-term debt approximates fair value as of December 31, 2021 and 2020, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of December 31, 2021 (amounts in thousands):

Year Ending December 31,	Amount
2022	$2,656
2023	2,656
2024	246,976
$252,288

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

The change in the fair value of the interest rate swap agreements for the years ended December 31, 2021 and 2020, resulted in an unrealized gain of $1.8 million and an unrealized loss of $1.4 million, respectively, and was included in AOCI net of taxes. The Company paid $1.8 million and $1.3 million of net interest on the settlement of the interest rate swap agreements for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company estimates that none of the unrealized loss included in AOCI related to these interest rate swap agreements will be realized and reported in operations within the next twelve months. No gain or loss was recorded in operations for the years ended December 31, 2021 and 2020, respectively.

The aggregate fair value of the interest rate swaps was $0.4 million and $2.2 million as of December 31, 2021 and 2020, respectively, and was recorded in other long-term liabilities on the accompanying Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020 (amounts in thousands):

		Estimated Fair Value
		December 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swaps	Other long-term liabilities	—	$439	—	$439

		Estimated Fair Value
		December 31, 2020
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swaps	Other long-term liabilities	—	$2,231	—	$2,231

Certain non-financial assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, goodwill, other intangible assets, and equity method investments. On March 31, 2021, the Company acquired the remaining 75% equity interest in Pantaya. The Company accounted for the acquisition of the remaining 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% equity interest to fair value prior to completing the acquisition method of accounting. The Company utilized a market-based valuation approach to determine the fair value of the existing equity interest by adjusting for a control premium, which was based on comparable market transactions. As a result, the Company increased the value of its existing equity interest to its fair value resulting in the recognition of a non-cash gain of $30.1 million, which was included in gain (loss) on equity method investment activity in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021. There were no other changes to the fair value of non-financial assets and liabilities measured on a nonrecurring basis.

For more information, see Note 3, “Business Combination” of Notes to Consolidated Financial Statements.

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

Note 12. Stockholders’ Equity

Capitalization

Capital Stock

As of December 31, 2021, the Company had 20,611,409 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

On November 18, 2020, the Company announced that its Board of Directors authorized the repurchase of up to $20.0 million of the Company’s Class A common stock, par value $0.0001 per share (“Class A common stock”). Under the Company’s stock repurchase program, management was authorized to purchase shares of the Company’s common stock from time to time through open market purchases at prevailing prices, subject to stock price, business and market conditions and other factors. The repurchase plan expired on November 19, 2021. The Company repurchased 0.2 million shares of Class A common stock under the repurchase program for an aggregate purchase price of $1.7 million, and the repurchased shares were recorded as treasury stock on the accompanying Consolidated Balance Sheets.

Voting

Class B common stock votes on a 10 to 1 basis with the Class A common stock, which means that each share of Class B common stock will have 10 votes and each share of Class A common stock will have 1 vote. The Class B common stock shall be convertible in whole or in part at any time at the option of the holder or holders thereof, into an equal number of Class A common stock.

Equity Incentive Plans

Effective May 25, 2021, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 10.2 million shares of our Class A common stock. At December 31, 2021, 3.0 million shares remained available for issuance of stock options or other stock based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

The Company’s time-based restricted stock awards and option awards generally vest in three equal annual installments beginning on the first anniversary of the grant date, subject to the grantee’s continued employment or service with the Company. The Company’s performance-based restricted stock awards and option awards vest based on the achievement of certain non-market-based performance metrics of the Company, subject to the grantee’s continued employment or service with the Company. The event based restricted stock awards granted to certain members of our Board vest on the day preceding the Company’s annual shareholder meeting.

Stock-Based Compensation

Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense was $6.1 million and $5.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $3.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2021, there was $4.4 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

Stock Options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model for time-based options and performance-based options. The expected term of options granted is derived using the simplified method under ASC 718 10 S99 1/SEC Topic 14.D for “plain vanilla” options. Expected volatility is based on the historical volatility of the Company’s competitors given its lack of trading history. The risk free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. The Company has estimated forfeitures of 1.5%, and has assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

	Year Ended	Year Ended
Black-Scholes Option Valuation Assumptions	December 31, 2021	December 31, 2020
Risk-free interest rate	0.94% – 1.29%	0.42% – 0.50%
Dividend yield	—	—
Volatility	37.3% – 40.7%	44.2% – 46.1%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020 (shares and intrinsic values in thousands):

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average exercise	contractual	intrinsic
	shares	price	term	value
Outstanding at December 31, 2019	3,855	$11.72	6.1	$12,101
Granted	80	10.05	6.0	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2020	3,935	$11.69	5.1	$291
Granted	625	11.94	6.0	—
Exercised	(50)	10.20	—	—
Forfeited	(8)	14.00	—	—
Expired	(57)	14.55	—	—
Outstanding at December 31, 2021	4,445	$11.69	4.8	$—
Vested at December 31, 2021	3,415	$11.65	3.7	$—
Exercisable at December 31, 2021	3,415	$11.65	3.7	$—

The weighted average grant date fair value of options granted for the years ended December 31, 2021 and 2020 was $4.70 and $4.01, respectively. As of December 31, 2021, 0.5 million options granted and included in the table above are unvested performance-based options.

Restricted Stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. Performance-based restricted stock grants vest over a period of three years upon satisfaction of the performance condition.

The following table summarizes restricted share activity for the years ended December 31, 2021 and 2020 (shares in thousands):

	Number of	Weighted-average
	shares	grant date fair value
Outstanding at December 31, 2019	592	$12.32
Granted	163	9.59
Vested	(256)	12.65
Forfeited	—	—
Outstanding at December 31, 2020	499	$11.26
Granted	647	11.79
Vested	(529)	11.25
Forfeited	(3)	12.56
Outstanding at December 31, 2021	614	$11.79

At December 31, 2021, 42,500 restricted awards granted and included in the table above are unvested performance-based restricted awards.

Non-controlling interest

Effective July 15, 2021, the Company entered into an omnibus modification agreement with Snap Distribution, Inc., a British Virgin Islands company, pursuant to which Snap Distribution, Inc. relinquished the non-controlling 25% interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company. The Company recorded the relinquishment of this non-controlling interest by Snap Distribution, Inc. as a transaction between shareholders with no gain or loss reported, which is reflected as acquisition of non-controlling interest in the accompanying Consolidated Statement of Changes in Stockholders’ Equity. Additionally, Snap Distribution, Inc. waived the remaining consideration payment of $0.5 million, which would have been payable in the fourth quarter of 2021, and as a result the Company recognized a gain in other income (expense), net in the accompanying Consolidated Statement of Operations for the year ended December 31, 2021.

Note 13. Contingencies

The Company is involved in various legal actions, generally related to its operations. Management believes, based on advice from legal counsel, that the outcome of such legal actions will not adversely affect the financial condition of the Company.

Note 14. Leases

The Company is a lessee under leases for land, office space and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Lease cost is recorded in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. Total lease cost was $1.1 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively. Leases with a term of one year or less are classified as short-term and are not recognized in the accompanying Consolidated Balance Sheets.

A summary of the classification of operating leases on our accompanying Consolidated Balance Sheets as of December 31, 2021 and 2020 (amounts in thousands):

		December 31,	December 31,
		2021	2020
Operating lease right-of-use assets		$1,281	$1,820
Operating lease liability, current	(Other accrued expenses)	538	609
Operating lease liability, non-current	(Other long-term liabilities)	$890	$1,400

Components of lease cost reflected in our accompanying Consolidated Statements of Operations for the year ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$673	$656
Short-term lease cost	447	105
Total lease cost	$1,120	$761

A summary of weighted-average remaining lease term and weighted-average discount rate as of December 31, 2021:

Weighted-average remaining lease term	3.0	years
Weighted average discount rate	6.1%

Supplemental cash flow and other non-cash information for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2021	2020
Operating cash flows from operating leases	$620	$677
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	23	541

Future annual minimum lease commitments as of December 31, 2021 were as follows (amounts in thousands):

December 31, 2021
2022	$609
2023	517
2024	232
2025	147
2026 and thereafter	58
Total minimum payments	$1,563
Less: amount representing interest	(135)
Lease liability	$1,428

Note 15. Commitments

The Company has other commitments in addition to the various operating leases included in Note 14, “Leases” of Notes to Consolidated Financial Statements, primarily programming and marketing.

Future minimum payments as of December 31, 2021, are as follows (amounts in thousands):

December 31, 2021
2022	$28,387
2023	5,651
2024	2,605
2025	937
2026 and thereafter	654
Total	$38,234

Note 16. Retirement Plans

WAPA, a wholly owned subsidiary of the Company, makes contributions to the Televicentro de Puerto Rico Special Retirement Benefits (the “Retirement Plan”). The Retirement Plan is available to all union employees after completing three (3) months of service. Eligible employees, those meeting active service minimums and minimum age requirements, are eligible to receive a one-time lump sum payment at retirement, of two (2) weeks per year of service capped at a maximum payment of forty-five (45) weeks. The number of retirees is capped at five (5) per year. There are 154 participants in the Retirement Plan. Following is the plan’s projected benefit obligation at December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Projected benefit obligation:
Balance, beginning of the year	$3,089	$2,637
Service cost	127	116
Interest cost	58	76
Actuarial (gain) loss	(126)	422
Benefits paid to participants	(41)	(162)
Balance, end of year	$3,107	$3,089

At December 31, 2021 and 2020, the funded status of the plan was as follows (amounts in thousands):

	2021	2020
Excess of benefit obligation over the value of plan assets	$(3,107)	$(3,089)
Unrecognized net actuarial loss	772	957
Unrecognized prior service cost	13	20
Accrued benefit cost	$(2,322)	$(2,112)

The plan is unfunded. As such, the Company is not required to make annual contributions to the plan.

At December 31, 2021 and 2020, the amounts recognized in the accompanying Consolidated Balance Sheets were classified as follows (amounts in thousands):

	2021	2020
Accrued benefit cost	$(3,107)	$(3,089)
Accumulated other comprehensive loss	785	977
Net amount recognized	$(2,322)	$(2,112)

Amounts recorded in accumulated other comprehensive loss are reported net of tax.

The benefits expected to be paid in each of the next five years and thereafter are as follows (amounts in thousands):

December 31, 2021
2022	$214
2023	182
2024	129
2025	139
2026	135
2027 through 2031	957
$1,756

At December 31, 2021 and 2020, the following weighted-average rates were used:

	2021	2020
Discount rate on the benefit obligation	2.46%	2.00%
Rate of employee compensation increase(a)	2.50%	1.75% - 2.50%
(a)	Rate of employee compensation increase is 1.75% per year through 2021, and 2.50% per year thereafter.

Pension expense for the years ended December 31, 2021 and 2020, consists of the following (amounts in thousands):

	2021	2020
Service cost	$127	$116
Interest cost	58	76
Expected return on plan assets	—	—
Recognized actuarial loss (gain)	—	—
Amortization of prior service cost	7	8
Net loss amortization	58	40
	$250	$240

WAPA also makes contributions to a multiemployer pension plan (the “Plan”) with a plan year end of December 31, that provides defined benefits to certain employees covered by a Collective Bargaining Agreement (“CBA”). The CBA expires on May 31, 2022 and covers all of our unionized employees.

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

On July 1, 2017, WAPA executed an updated MOA pursuant to which it agreed to remain a contributing employer to the Plan through May 31, 2022 and to make contributions to the Plan at a fixed rate of $18.03 per week for each WAPA covered employee during such period (i.e., its contributions per employee will not increase during the term of its CBA or through the effective date for which a new CBA is entered into, if any).

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

Pursuant to the last available notice (for the Plan year ended December 31, 2020), WAPA’s contributions to the Plan exceeded 5% of total contributions made to the Plan.

Further information about the Plan is presented in the table below (amounts in thousands):

							Expiration
							Date of
		Pension Protection	Funding Improvement	WAPA’s			Collective
		Act Zone Status	Plan/Rehabilitation Plan	Contribution		Surcharge	Bargaining
Pension Fund	EIN	2020	Status	2021	2020	Imposed	Agreements
TNGIPP (Plan No. 001)	52-1082662	Red	Implemented	$144	$141	No	May 31, 2022