Form 10-Q
period 2022-03-31
HEMISPHERE MEDIA GROUP, INC.
filed 2022-05-10
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of May 9, 2022
Class A common stock, par value $0.0001 per share	20,680,326 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

March 31, 2022

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s),the MSO’s affiliated regional or individual cable systems and where applicable, app distribution platforms; “MarVista” refers to Mar Vista Entertainment, LLC, a Delaware limited liability company; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company, and its wholly owned subsidiaries; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021; “Third Amended Term Loan Facility” refers to our Term Loan Facility amended on March 31, 2021 as set forth on Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”), including the exhibits attached hereto, future filings by us with the Securities and Exchange Commission, our press releases and oral statements made by, or with the approval of, our authorized personnel, that relate to our future performance or future events, may contain certain statements about Hemisphere Media Group, Inc. (the “Company”) and its consolidated subsidiaries that do not directly or exclusively relate to historical facts. These statements are, or may be deemed to be, “forward looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.

These forward looking statements are necessarily estimates reflecting the best judgment and current expectations, plans, assumptions and beliefs about future events (in each case subject to change) of our senior management and management of our subsidiaries (including target businesses) and involve a number of risks, uncertainties and other factors, some of which may be beyond our control that could cause actual results to differ materially from those expressed or implied in such forward looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “could,” “might,” “expect,” “positioned,” “strategy,” “future,” “potential,” “forecast,” or words, phrases or terms of similar substance or the negative thereof, are forward looking statements. These include, but are not limited to, the Company’s future financial and operating results (including growth and earnings), plans, objectives, expectations and intentions and other statements that are not historical facts.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	March 31	December 31
	2022	2021
	(unaudited)
Assets
Current Assets
Cash	$37,329	$49,477
Accounts receivable, net of allowance for doubtful accounts of $782 and $771, respectively	34,637	33,738
Due from related parties	1,741	925
Programming rights	10,801	10,938
Prepaid expenses	7,755	7,767
Other current assets	24,987	23,519
Total current assets	117,250	126,364
Programming rights, net of current portion	26,720	20,955
Property and equipment, net	31,558	31,554
Operating lease right-of-use assets	1,973	1,281
Broadcast license	41,356	41,356
Goodwill	231,710	231,710
Other intangibles, net	108,866	115,110
Equity method investments	19,655	24,171
Other assets	7,445	7,410
Total Assets	$586,533	$599,911

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	12,629	11,533
Due to related parties	2,055	1,383
Accrued agency commissions	7,427	7,729
Accrued compensation and benefits	4,216	7,031
Accrued marketing	12,044	10,526
Other accrued expenses	11,291	10,418
Deferred revenue	8,035	7,400
Programming rights payable	13,242	13,242
Income taxes payable	582	1,353
Current portion of long-term debt	2,656	2,656
Total current liabilities	74,177	73,271
Programming rights payable, net of current portion	2,085	2,820
Long-term debt, net of current portion	246,575	246,919
Deferred income taxes	20,737	22,427
Defined benefit pension obligation	2,940	2,895
Other long-term liabilities	2,039	2,031
Total Liabilities	348,553	350,363

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at March 31, 2022 and December 31, 2021	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 26,080,062 and 25,999,998 shares issued at March 31, 2022 and December 31, 2021, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at March 31, 2022 and December 31, 2021	2	2
Additional paid-in capital	290,077	288,703
Class A treasury stock, at cost; 6,010,205 and 6,003,139 at March 31, 2022 and December 31, 2021, respectively	(64,831)	(64,780)
Retained earnings	13,124	26,352
Accumulated other comprehensive loss	(395)	(732)
Total Stockholders’ Equity	237,980	249,548
Total Liabilities and Stockholders’ Equity	$586,533	$599,911

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net revenues	$48,799	$37,577
Operating Expenses:
Cost of revenues	15,125	11,779
Selling, general and administrative	30,658	11,391
Depreciation and amortization	7,629	2,665
Other expenses	1,118	6,728
Gain from FCC spectrum repack and other	(46)	(52)
Total operating expenses	54,484	32,511
Operating (loss) income	(5,685)	5,066
Other (expense) income:
Interest expense and other, net	(3,164)	(2,358)
(Loss) gain on equity method investment activity	(4,772)	32,609
Other expense, net	—	(668)
Total other (expense) income	(7,936)	29,583
(Loss) income before income taxes	(13,621)	34,649
Income tax benefit (expense)	393	(1,268)
Net (loss) income	(13,228)	33,381
Net income attributable to non-controlling interest	—	(23)
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(13,228)	$33,358

(Loss) income per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.33)	$0.85
Diluted	$(0.33)	$0.84
Weighted average shares outstanding:
Basic	39,730	39,380
Diluted	39,730	39,756

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive (Loss) Income

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Net (loss) income	$(13,228)	$33,381
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income taxes	337	344
Comprehensive (loss) income	(12,891)	33,725
Comprehensive income attributable to non-controlling interest	—	(23)
Comprehensive (loss) income attributable to Hemisphere Media Group	$(12,891)	$33,702

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2022

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A		Accumulated
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2021	26,000	$3	19,720	$2	$288,703	$(64,780)	$26,352	$(732)	$249,548
Net loss	—	—	—	—	—	—	(13,228)	—	(13,228)
Vesting of restricted stock.	80	0	—	—	—	(51)	—	—	(51)
Stock-based compensation	—	—	—	—	1,374	—	—	—	1,374
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	337	337
Balance at March 31, 2022	26,080	$3	19,720	$2	$290,077	$(64,831)	$13,124	$(395)	$237,980

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2021

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A		Accumulated	Non-
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive	controlling
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Interest	Total
Balance at December 31, 2020	25,458	$3	19,720	$2	$279,800	$(61,453)	$14,840	$(2,187)	$481	$231,486
Net income	—	—	—	—	—	—	33,358	—	23	33,381
Vesting of restricted stock.	3	0	—	—	—	(10)	—	—	—	(10)
Repurchases of Class A Common Stock	—	—	—	—	—	(1,321)	—	—	—	(1,321)
Stock-based compensation	—	—	—	—	1,305	—	—	—	—	1,305
Issuance of Class A Common Stock	238	0	—	—	2,778	(1,077)	—	—	—	1,701
Exercise of stock options	13	0	—	—	(0)	(43)	—	—	—	(43)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	344	—	344
Balance at March 31, 2021	25,712	$3	19,720	$2	$283,883	$(63,904)	$48,198	$(1,843)	$504	$266,843

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Reconciliation of Net (Loss) Income to Net Cash (Used In) Provided by Operating Activities:
Net (loss) income	$(13,228)	$33,381
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,629	2,665
Program amortization	3,712	3,688
Amortization of deferred financing costs and original issue discount	381	148
Stock-based compensation	1,374	1,305
Provision for bad debts	12	24
Gain from FCC spectrum repack and other	(46)	(52)
Deferred income tax (benefit)	(1,792)	—
Loss (gain) on equity method investment activity	4,772	(32,609)
Amortization of operating lease right-of-use assets	171	120
Other non-cash acquisition charges	—	1,258
Changes in assets and liabilities, net of effects from acquisition:
(Increase) decrease in:
Accounts receivable	(911)	5,679
Due from related parties, net	(144)	39
Programming rights	(9,340)	1,313
Prepaids and other assets	(2,415)	(4,091)
(Decrease) increase in:
Accounts payable	1,096	667
Other accrued expenses	(91)	3,799
Programming rights payable	(735)	(87)
Income taxes payable	(771)	631
Other liabilities	492	(100)
Net cash (used in) provided by operating activities	(9,834)	17,778
Cash Flows From Investing Activities:
Funding of equity method investments	(256)	(861)
Capital expenditures	(1,369)	(2,413)
Net cash of acquired business	—	984
FCC spectrum repack proceeds	26	52
Net cash used in investing activities	(1,599)	(2,238)
Cash Flows From Financing Activities:
Repayments of long-term debt	(664)	(534)
Purchases of common stock	(51)	(2,451)
Proceeds from incremental term loan	—	48,000
Payment of financing fees	—	(638)
Net cash (used in) provided by financing activities	(715)	44,377
Net (decrease) increase in cash	(12,148)	59,917
Cash:
Beginning	49,477	134,471
Ending	$37,329	$194,388

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$2,737	$2,301
Income taxes	$999	$—
Non-cash investing activity (acquisition related):
Payable for acquisition of Pantaya	$—	$123,605
Issuance of Class A Common Stock	$—	$2,188
Effective settlement of pre-existing receivables and payables, net	$—	$1,709

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

Prior to March 31, 2021, the Company owned a 25% equity interest in Pantaya, which was accounted for as an equity method investment. On March 31, 2021 (“Acquisition Date”), the Company acquired the remaining 75% equity interest in Pantaya (the “Pantaya Acquisition”), for a cash purchase price of $123.6 million. As a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary. The Company accounted for the acquisition of the 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% ownership in Pantaya to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to fair value resulting in the recognition of a non-cash gain of $30.1 million, which was included in (loss) gain on equity method investment activity in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.

Basis of presentation: The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three months ended March 31, 2022 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2022. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Net (loss) income per common share: Basic (loss) income per share is computed by dividing (loss) income attributable to Hemisphere Media Group, Inc. common stockholders by the number of weighted-average outstanding shares of common stock. Diluted loss per share reflects the effect of the assumed exercise of stock options and vesting of restricted shares only in the periods in which such effect would have been dilutive.

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted (loss) income per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator for (loss) income per common share calculation:
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(13,228)	$33,358

Denominator for (loss) income per common share calculation:
Weighted-average common shares, basic	39,730	39,380
Effect of dilutive securities
Stock options and restricted stock	—	376
Weighted-average common shares, diluted	39,730	39,756

(Loss) income per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.33)	$0.85
Diluted	$(0.33)	$0.84

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted income per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 4.1 and 2.5 million shares of common stock for the three months ended March 31, 2022 and 2021, respectively, were excluded from the computation of diluted (loss) income per common share for this period because their effect would have been anti-dilutive. The net (loss) income per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the net loss for the three months ended March 31, 2022, 0.2 million outstanding awards were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Use of estimates: In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for the three months ended March 31, 2022 and 2021. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

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

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended March 31,
Revenues by type	2022	2021
Subscriber revenue	$32,209	$19,949
Advertising revenue	15,970	15,906
Other revenue	620	1,722
Total revenue	$48,799	$37,577

Deferred Revenue: As of March 31, 2022 and December 31, 2021, the Company had deferred revenue of $8.0 million and $7.4 million, respectively. For the three months ended March 31, 2022, the Company recognized $2.8 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

Note 3. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

●	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and closed captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Total expenses incurred were $0.6 million for each of the three months ended March 31, 2022 and 2021. Amounts due to MVS pursuant to the agreements noted above amounted to $0.9 million and $0.4 million as of March 31, 2022 and December 31, 2021, respectively.

●	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.), an MVS affiliate that operates a subscription satellite television service throughout Mexico and distributes Cinelatino as part of its service. Total revenues recognized were $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Amounts due from Dish Mexico amounted to $0.2 million and $0.1 million as of March 31,2022 and December 31, 2021, respectively.

●	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized were $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. Amounts due from MVS pursuant to the agreements noted above amounted to $0.1 million and $0.0 million as of March 31, 2022 and December 31, 2021, respectively.

The Company has various agreements with TelevisaUnivision (including its various divisions and affiliates), which has directors in common with the Company (who may hold a material financial interest in TelevisaUnivision).

●	Pantaya has an agreement for the purchase of advertising on TelevisaUnivision’s television and radio properties. Expenses under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. Total expenses incurred were $0 million for the three months ended March 31, 2022 and 2021. Amounts due to TelevisaUnivision pursuant to this agreement totaled $0 million and $0.1 million as of March 31, 2022 and December 31, 2021, respectively. The Company had remaining commitments of $4.0 million as of March 31, 2022 which is included in Note 13, “Commitments” of Notes to Condensed Consolidated Financial Statements.

●	Pantaya has various content output agreements with Videocine, S.A. de C.V. (“Videocine”), a division of TelevisaUnivision pursuant to which Pantaya licenses content from Videocine or licenses content to Videocine. There were no revenues earned or expenses incurred under these agreements for the three months ended March 31, 2022 and 2021. Deferred revenue related to the agreements was $2.5 million as of March 31, 2022 and December 31, 2021. Amounts due from Videocine pursuant to the agreements noted above amounted to $0.3 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively. Amounts due to Videocine pursuant to the agreements noted above amounted to $1.2 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively.

●	The Company has various licensing agreements with TelevisaUnivision (including its various divisions and affiliates) pursuant to which the Company licenses content from TelevisaUnivision or licenses content to TelevisaUnivision. Total revenues recognized were $0.0 million for each of the three months ended March 31, 2022 and 2021. Total expenses incurred were $0.0 million for each of the three months ended March 31, 2022 and 2021, respectively. Amounts due from TelevisaUnivision pursuant to the agreements noted above amounted to $0.9 million and $0 million as of March 31, 2022 and December 31, 2021. No amounts were due to TelevisaUnivision as of March 31, 2022 and December 31, 2021.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under these agreements are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.1 million for each of the three months ended March 31, 2022 and 2021. No amounts were due to this related party as of March 31, 2022 and December 31, 2021.

Note 4. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31,	December 31,
	2022	2021
Broadcast license	$41,356	$41,356
Goodwill	231,710	231,710
Other intangibles	108,866	115,110
Total intangible assets	$381,932	$388,176

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the three months ended March 31, 2022 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2021	Additions	Impairment	March 31, 2022
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	231,710	—	—	231,710
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$289,752	$—	$—	$289,752

A summary of the changes in the Company’s other amortizable intangible assets for the three months ended March 31,2022 is as follows (amounts in thousands):

	Net Balance at			Net Balance at
	December 31, 2021	Additions	Amortization	March 31, 2022
Affiliate and customer relationships	$50,681	$—	$(4,189)	$46,492
Programming rights	24,981	—	(1,614)	23,367
Brands	22,762	174	(615)	22,321
Total finite-lived intangibles	$98,424	$174	$(6,418)	$92,180

The aggregate amortization expense of the Company’s amortizable intangible assets was $6.4 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively. The weighted average remaining amortization period is 5.9 years at March 31, 2022.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$14,972
2023	19,977
2024	19,977
2025	12,546
2026 and thereafter	24,708
Total	$92,180

Note 5. Equity Method Investments

The Company makes investments that support its underlying business strategy and enables it to enter new markets. The Company holds equity investments in Canal 1 and Snap JV (in each case, as defined and discussed below), which are variable interest entities (“VIEs”), for which the Company is not the primary beneficiary. The primary beneficiary is the party involved with the VIE that (i) has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The activities of each VIE that most significantly impact the VIE’s economic performance are controlled by the VIE’s board of directors and the Company’s representation on the board of directors of each VIE is commensurate with its voting equity interest. As the Company does not hold a majority voting interest or disproportionate voting or other rights, it does not have the power to direct the activities that most significantly impact the economic performance of any of these VIEs. On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of March 31, 2022, we have funded $126.6 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For three months ended March 31, 2022 and 2021, we recorded $4.8 million loss on equity method investment and $2.5 million in gain from equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments in the accompanying Condensed Consolidated Balance Sheets related to Canal 1 was $19.7 million and $24.2 million at March 31, 2022 and December 31, 2021, respectively, respectively. At March 31, 2022 and December 31, 2021, respectively, we had a receivable balance of $2.6 million, which is included in other assets in the accompanying Condensed Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired and recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. The write-off was recorded in impairment of equity method investment in the Condensed Consolidated Statements of Operations. Due to the write-off of the investment carrying value, we did not record any share of the loss from the investment for the three months ended March 31,2022 and 2021. The net balance recorded in equity method investments in the accompanying Condensed Consolidated Balance Sheets was $0 million as of March 31, 2022 and December 31, 2021.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (as of July 15, 2021, the Company owns 100% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of March 31, 2022, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For the three months ended March 31, 2022 and 2021, we have recorded $0 million in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.0 million as of March 31, 2022 and December 31, 2021, and is included in equity method investments in the accompanying Condensed Consolidated Balance Sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity investments in the aggregate as of and for the three months ended December 31, 2021, are included below (amounts in thousands):

Total Equity Investees
Current assets	$13,806
Non-current assets	$20,595
Current liabilities	$76,961
Non-current liabilities	$4,192
Net revenue	$2,991
Operating loss	$(2,435)
Net loss	$(10,903)

Note 6. Income Taxes

The 2017 Tax Cuts and Jobs Act (“Jobs Act”) was enacted on December 22, 2017. The Jobs Act revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood of our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance. Additionally, the Company evaluated the potential interest limitation established under the Jobs Act and determined that it would affect the 2022 provision for income taxes.

The Company has historically calculated the provision for income taxes during interim periods by applying an estimated annual effective tax rate for the full fiscal year to income (loss) before income taxes for the reporting period. Since the Company determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, the Company has calculated the income tax provision using a discrete rate of 8.6% based on the actual income before income taxes for the three months ended March 31, 2022, for all jurisdictions, except for Puerto Rico, as permitted under ASC 740-270-30-36,“Income Taxes - Interim Reporting” The difference between the discrete rate of 8.6% and the statutory Federal income tax rate of 21% in the three months ended March 31, 2022, is primarily due to permanent items, foreign tax credit limitation, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The losses at Canal 1 are excluded from the provision expense since these losses create a deferred tax asset and due to the uncertainty of the realizability, the Company has recorded a full valuation allowance. The Puerto Rico jurisdiction continues to be computed utilizing an estimated annual effective rate of 25.5%.The difference between the Puerto Rico tax rate of 37.5% and the estimated annual effective rate of 25.5%,is primarily due to a reduced income tax rate in Puerto Rico on specific revenue related to local programming.

For the three months ended March 31, 2021 our income tax expense has been computed utilizing an estimated annual effective tax rate 47.2% for all jurisdictions. The difference between the annual effective rate of 47.2% and the statutory Federal income tax rate of 21% in the three month period ended March 31, 2021, is primarily due to the impact of the Tax Act, which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The annual effective tax rate related to income generated in the U.S. is 31.8%. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 15.4% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the three month period ended March 31, 2021 to 47.2%. Additionally, the gain related to the step acquisition of Pantaya of $30.1 million was determined to be significant and infrequent, and as a result, this item has not been included in the annual effective tax rate.

Income tax benefit was $0.4 million for the three months ended March 31, 2022. Income tax expense was $1.3 million for the three months ended March 31, 2021.

Note 7. Long-Term Debt

Long-term debt as of March 31, 2022 and December 31, 2021 consists of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Senior Notes due February 2024	$249,231	$249,575
Less: Current portion	2,656	2,656
	$246,575	$246,919

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

Additionally, the Third Amended Term Loan Facility provides for a revolving loan (the “Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million. The Revolving Facility is secured on a pari passu basis by the collateral securing the Third Amended Term Loan Facility and will mature on November 15, 2023. The Revolving Facility bears interest at the Borrowers’ option of either (i) LIBOR (which will not be less than zero) plus a margin of 2.75% or (ii) or an ABR plus a margin of 1.75%, in each case, with a 25 basis points (“bps”) step-up at a First Lien Net Leverage Ratio level of 3.50:1.00 and two 25 bps step-downs at a First Lien Net Leverage Ratio level of 2.50:1.00 and 1.50:1.00. The First Lien Net Leverage Ratio limits the amount of cash netted against debt to a maximum amount of $60.0 million. The Borrowers are also required to pay a quarterly commitment fee on the undrawn balance of the Revolving Facility at 37.5 bps per annum. As of March 31, 2022, the Revolving Facility was undrawn.

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

Within 90 days after the end of each fiscal year, the Borrowers are required to make a prepayment of the loan principal in an amount equal to a percentage of the excess cash flow of the most recently completed fiscal year. Excess cash flow is generally defined as net income plus depreciation and amortization expense, less mandatory prepayments of the term loan, income taxes and capital expenditures, and adjusted for the change in working capital. The percentage of the excess cash flow used to determine the amount of the prepayment of the loan declines from 50% to 25%, and again to 0% at lower leverage ratios. Pursuant to the terms of the Third Amended Term Loan Facility, no excess cash flow payment was due in March 2022.

In accordance with ASC 470 – Debt, the Incremental Facility borrowing was deemed a modification of the Second Term Loan Facility and as such, an additional $2.0 million of original issue discount (“OID”) incurred in connection with the Third Amended Term Loan Facility was added to the existing OID.As of March 31,2022, the OID balance was $1.9 million, net of accumulated amortization of $3.6 million and was recorded as a reduction to the principal amount of the long-term debt outstanding as presented on the accompanying Condensed Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. Financing costs of $0.6 million incurred in connection with the Third Amended Term Loan Facility were expensed in accordance with ASC 470 – Debt and are included in other expenses in the accompanying Condensed Consolidated Statement of Operations at March 31, 2021. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.5 million, net of accumulated amortization of $2.8 million, are presented as a reduction to the Third Amended Term Loan Facility outstanding at March 31, 2022 as presented on the accompanying Condensed Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. An additional $0.6 million of deferred costs incurred on the Revolving Facility, in connection with the Third Amended Term Loan Facility, was recorded to prepaid and other current assets and other non-current assets in the accompanying Condensed Consolidated Balance Sheets and will be amortized on a straight-line basis through maturity on November 15, 2023. As of March 31, 2022, deferred costs for the Revolving Facility were $0.4 million, net of accumulated amortization of $0.2 million.

The carrying value of the long-term debt approximates fair value at March 31, 2022 and December 31, 2021, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of March 31,2022 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$1,992
2023	2,656
2024	246,976
Total	$251,624

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

The change in the fair value of the interest rate swap agreements for the three months ended March 31, 2022, resulted in an unrealized gain of $0.4 million, and was included in OCI net of taxes. The change in the fair value of the interest rate swap agreements for the three months ended March 31, 2021, resulted in an unrealized gain of $0.4 million, and was included in AOCI net of taxes. The Company paid $0.4 million of net interest on the settlement of the interest rate swap agreements for each of the three months ended March 31, 2022 and 2021. As a result of the expiration of the interest rate swaps, as of March 31, 2022, no gain or loss was recorded in operations for the three months ended March 31, 2022. No gain or loss was recorded in operations for the three months ended March 31, 2021.

As a result of the expiration of the interest rate swaps, as of March 31, 2022, the aggregate fair value of the interest rate swaps was $0 million. The aggregate fair value of the interest rate swaps was $0.4 million as of December 31, 2021 and was recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (amounts in thousands):

Estimated Fair Value
March 31, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	—	—	$—

		Estimated Fair Value
		December 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$439	—	$439

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

Note 10. Stockholders’ Equity

Capital stock

As of March 31, 2022, the Company had 20,680,326 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

Equity incentive plans

Effective May 25, 2021, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 10.2 million shares of our Class A common stock. At March 31, 2022, 3.0 million shares remained available for issuance of stock options or other stock based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense was $1.4 million and $1.3 million for the three months ended March 31, 2022 and 2021. At March 31, 2022, there was $2.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years. At March 31, 2022, there was $3.3 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years.

Stock options

The fair value of stock options granted is estimated at the date of grant using the Black-Scholes pricing model for time-based options and performance-based options. The expected term of options granted is derived using the simplified method under ASC 718 10 S99 1/SEC Topic 14.D for “plain vanilla” options. As of January 1, 2022, the Company determined that it had sufficient trading history to provide a reliable measure of expected volatility. As a result, the Company transitioned from peer group volatility to the Company’s historical volatility as a basis for expected volatility. The risk free interest rate is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant. As of January 1, 2022, the Company determined that it had sufficient historical data to utilize its own forfeiture rate. As a result, the Company transitioned from an estimated forfeiture rate of 1.5% to a historical forfeiture rate of 2.6%. The Company has assumed no dividend yield, as dividends have never been paid to stock or option holders and will not be paid for the foreseeable future.

	Three Months Ended	Year Ended
Black-Scholes Option Valuation Assumptions	March 31, 2022	December 31, 2021
Risk-free interest rate	1.93%	0.94% – 1.29%
Dividend yield	—	—
Volatility	40.4%	37.3% – 40.7%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the three months ended March 31, 2022 (number of shares and intrinsic value in thousands):

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average exercise	contractual	intrinsic
	shares	price	term	value
Outstanding at December 31, 2021	4,445	$11.69	4.8	$—
Granted	105	5.44	6.0	—
Exercised	—	—	—	—
Forfeited	(182)	11.55	—	—
Expired	(8)	10.39	—	—
Outstanding at March 31, 2022	4,360	$11.55	4.6	$—
Vested at March 31, 2022	3,440	$11.65	3.5	$—
Exercisable at March 31, 2022	3,440	$11.65	3.5	$—

The weighted average grant date fair value of options granted for the three months ended March 31, 2022 was $2.26. At March 31, 2022, 0.3 million options granted and included in the table above are unvested performance-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. Performance-based restricted stock grants vest over a period of three years upon satisfaction of the performance condition.

The following table summarizes restricted share activity for the three months ended March 31, 2022 (shares in thousands):

	Number of	Weighted-average
	shares	grant date fair value
Outstanding at December 31, 2021	614	$11.79
Granted	135	5.44
Vested	(80)	11.53
Forfeited	(59)	12.00
Outstanding at March 31, 2022	610	$10.40

Non-controlling interest

Effective July 15, 2021, the Company entered into an omnibus modification agreement with Snap Distribution, Inc., a British Virgin Islands company, pursuant to which Snap Distribution, Inc. relinquished the non-controlling 25% interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company. The Company recorded the relinquishment of this non-controlling interest by Snap Distribution, Inc. as a transaction between shareholders with no gain or loss reported.

Note 11. Contingencies

We are involved in various legal actions, generally related to our operations. Management believes, based on advice from legal counsel, that the outcomes of such legal actions will not adversely affect our financial condition.

Note 12. Leases

The Company is a lessee under leases for office space, land and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Total lease cost was $0.2 million for each of the three months ended March 31, 2022 and 2021. Leases with a term of one year or less are classified as short-term and are not recognized in the Condensed Consolidated Balance Sheets.

A summary of the classification of operating leases on our Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (amounts in thousands):

		March 31,	December 31,
		2022	2021
Operating lease right-of-use assets		$1,973	$1,281
Operating lease liability, current	(Other accrued expenses)	747	538
Operating lease liability, non-current	(Other long-term liabilities)	$1,374	$890

Components of lease cost reflected in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$193	$168
Short-term lease cost	44	43
Total lease cost	$237	$211

A summary of weighted-average remaining lease term and weighted-average discount rate as of March 31, 2022:

Weighted-average remaining lease term	2.9	years
Weighted average discount rate	5.6%

Supplemental cash flow and other non-cash information for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Operating cash flows from operating leases	$193	$160
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	864	—

Future annual minimum lease commitments as of March 31, 2022 were as follows (amounts in thousands):

March 31, 2022
Remainder of 2022	$643
2023	825
2024	549
2025	228
2026	58
Total minimum payments	$2,303
Less: amount representing interest	(182)
Lease liability	$2,121

Note 13. Commitments

The Company has other commitments, primarily related to programming, in addition to the various operating leases included in Note 12, “Leases” of Notes to Condensed Consolidated Financial Statements.

Future minimum payments as of March 31, 2022, are as follows (amounts in thousands):

March 31, 2022
Remainder of 2022	$37,605
2023	6,627
2024	4,724
2025	1,618
2026 and thereafter	416
Total	$50,990

Note 14. Subsequent Events

On May 9, 2022, the Company entered into a definitive agreement to be acquired for $7.00 per share in cash by a subsidiary of Gato Investments LP (“Gato”), a portfolio investment of Searchlight Capital Partners, L.P. Upon completion of the transaction, Hemisphere will become a private company wholly owned by Gato. Concurrently, on May 9, 2022, the Company entered into an agreement to sell Pantaya, its Spanish language streaming platform, to TelevisaUnivision in exchange for $115 million in cash plus a promissory note in the amount of $10 million (the “Promissory Note”), subject to certain adjustments. In addition, on May 9, 2022, the Company entered into an agreement to purchase a subsidiary of TelevisaUnivision that holds certain Puerto Rican radio stations for $10 million in cash, subject to certain adjustments (the parties have agreed that the Promissory Note will be set off in full satisfaction of the purchase price payable at the closing of the radio transaction). Each transaction is subject to customary closing conditions, including the Gato transaction being subject the completion of the Pantaya transaction, and each transaction is expected to close in the third quarter of 2022. The gain or loss on the transaction cannot be quantified at this time until the estimated fair value of all transaction components can be determined.

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

Headquartered in Miami, Florida, our portfolio consists of the following:

●	Pantaya: the first ever premium subscription streaming service of Spanish-language media offering the largest selection of current and classic, commercial free blockbusters and exclusive rights to critically acclaimed movies and series from Latin America and the U.S. including original productions and titles from our library, as well as titles from third party producers. The Company formed Pantaya in partnership with Lionsgate and launched the service in August 2017 with a 25% equity interest. On March 31, 2021, the Company acquired the remaining 75% equity interest from Lionsgate, and Pantaya is now a wholly-owned consolidated subsidiary of the Company. As of March 31, 2022, Pantaya had close to one million subscribers.
●	Cinelatino: the leading Spanish-language cable movie network with approximately 3.3 million(1) subscribers in the U.S. and 13.6 million(1) subscribers across Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S.
●	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement twelve years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 71 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.
●	WAPA Deportes: through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico.
●	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to approximately 3.2 million(1) subscribers, excluding digital basic subscribers.
●	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated telenovela cable television network in primetime. Pasiones has approximately 3.6 million(1) subscribers in the U.S. and 15.5 million(1) subscribers in Latin America.
●	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 3.1 million(1) subscribers.

●	Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic national group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.1 million(1) subscribers.
●	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista. On July 15, 2021, the Company entered into an omnibus agreement, pursuant to which, minority shareholders relinquished the 25% non-controlling interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company.
●	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.
●	REMEZCLA: a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA.
(1)	Subscriber amounts are based on most recent remittances received from our Distributors as of the period end date, which are typically two months prior to the period end date.

Our two primary sources of revenues are advertising revenue and subscriber revenue. All of our Networks derive revenues from advertising. Advertising revenue is generated from the sale of advertising time, which is typically sold pursuant to advertising orders with advertisers. Our advertising revenue is tied to the success of our programming, including the popularity of our programming with our target audience. Our advertising is variable in nature and tends to reflect seasonal patterns of our advertisers’ demand, which is generally greatest during the fourth quarter of each year, driven by the holiday buying season. In addition, Puerto Rico’s political election cycle occurs every four years and we benefit from political advertising in an election year. For example, in 2020, we experienced higher advertising sales as a result of political advertising spending during the 2020 Puerto Rico gubernatorial elections. Elections in Puerto Rico occur every 4 years.

All of our Networks receive fees paid by MVPDs. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific subscriber revenue we earn varies from period to period, Distributor to Distributor and also varies among our Networks, but is generally based upon the number of each Distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in subscriber revenue at our Networks are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers.MVPDs report their subscriber numbers to our Networks generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the MVPDs is satisfied. Payment is typically due and received within sixty days of the remittance. We also generate subscriber revenue from subscriptions to Pantaya, our streaming platform. Pantaya is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our streaming platform. Estimates of revenue generated but not yet reported by the Company’s third party Distributors are made based on the estimated number of subscribers using the most recently received remittance reporting from each Distributor, which is consistent with our past practice and industry practice.

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

As of January 31, 2022, Univision Holdings II, Inc., together with its wholly-owned subsidiary, Univision Communications, Inc. and Grupo Televisa, S.A.B. (“Televisa”) completed a merger to establish a new combined company named TelevisaUnivision, Inc. (“TelevisaUnivision”). The Company has various agreements with TelevisaUnivision (including its various divisions and affiliates), which has directors in common with the Company (who may hold a material financial interest in TelevisaUnivision).

Comparison of Consolidated Operating Results for the Three Months Ended March 31, 2022 and 2021

(Unaudited)

(amounts in thousands)

	Three Months Ended		$ Change	% Change
	March 31,		Favorable/	Favorable/
	2022	2021	(Unfavorable)	(Unfavorable)
Net revenues	$48,799	$37,577	$11,222	29.9%
Operating Expenses:
Cost of revenues	15,125	11,779	(3,346)	(28.4)%
Selling, general and administrative	30,658	11,391	(19,267)	NM
Depreciation and amortization	7,629	2,665	(4,964)	NM
Other expenses	1,118	6,728	5,610	83.4%
Gain from FCC spectrum repack and other	(46)	(52)	(6)	(11.5)%
Total operating expenses	54,484	32,511	(21,973)	(67.6)%
Operating loss (income)	(5,685)	5,066	(10,751)	NM
Other (expense) income:
Interest expense and other, net	(3,164)	(2,358)	(806)	(34.2)%
(Loss) gain on equity method investment activity	(4,772)	32,609	(37,381)	NM
Other expense, net	—	(668)	668	100%
Total other (expense) income	(7,936)	29,583	(37,519)	NM
(Loss) Income before income taxes	(13,621)	34,649	(48,270)	NM
Income tax benefit (expense)	393	(1,268)	1,661	NM
Net (loss) income	(13,228)	33,381	(46,609)	NM
Net income attributable to non-controlling interest	—	(23)	23	100%
Net (loss) income available to Hemisphere Media Group, Inc.	$(13,228)	$33,358	$(46,586)	NM

NM = Not meaningful

Net Revenues

Net revenues were $48.8 million for the three months ended March 31, 2022, an increase of $11.2 million, or 30%, as compared to $37.6 million for the comparable period in 2021 due to an increase in our subscriber revenue. Subscriber revenue increased $12.3 million, or 61%, due to the inclusion of Pantaya, which the Company acquired on March 31, 2021, offset in part by a decline in U.S. pay television subscribers. Advertising revenue increased $0.1 million primarily due to an increase in advertising revenue at WAPA, offset by a decrease in advertising revenue at our U.S. cable networks. Other revenue decreased $1.1 million driven by the timing of licensing of our content to third parties.

Operating Expenses

Cost of Revenues: Cost of revenues consists primarily of programming and production costs, programming amortization, technical and streaming delivery costs and distribution fees. Cost of revenues for the three months ended March 31, 2022, were $15.1 million, an increase of $3.3 million, or 28%, as compared to $11.8 million for the comparable period in 2021, due to the inclusion of Pantaya, primarily comprised of programming, streaming delivery costs and third-party distribution fees.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of marketing, research, employee costs, stock-based compensation, and other general administrative costs. Selling, general, and administrative expenses for the three months ended March 31, 2022, were $30.7 million, an increase of $19.3 million as compared to $11.4 million for the comparable period in 2021, due to the inclusion of Pantaya, primarily comprised of marketing and personnel expenses. Additionally, the increase was due to higher personnel costs, insurance and stock-based compensation.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the three months ended March 31, 2022, was $7.6 million, an increase of $5.0 million, as compared to $2.7 million for the comparable period in 2021, the increase is due to the amortization of intangible assets recognized in connection with the Pantaya Acquisition.

Other Expenses: Other expenses include legal and financial advisory fees, and other fees incurred in connection with acquisition and corporate finance activities, including debt and equity financings. Other expenses for the three months ended March 31, 2022, were $1.1 million, a decrease of $5.6 million, or 83%, as compared to $6.7 million for the comparable period in 2021, which included fees and expenses incurred in connection with the Pantaya Acquisition and the incremental borrowing on our Third Amended Term Loan Facility. This decrease was offset in part by expenses in the current year period related to the pursuit of strategic transactions.

Gain from FCC spectrum repack and other: Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment purchased as a result of the FCC spectrum repack, and gain or loss from the sale of assets no longer utilized in the operations of the business. Gain from FCC spectrum repack and other for the three months ended March 31, 2022, was consistent with the prior year period.

Other Income (Expenses)

Interest Expense and Other, net: Interest expense and other, net for the three months ended March 31, 2022, was $3.2 million, an increase of $0.8 million, or 34%, compared to $2.4 million for the comparable period in 2021 due to incremental borrowing on our Third Amended Term Loan Facility.

(Loss) Gain on Equity Method Investment Activity: Loss on equity method investment activity for the three months ended March 31, 2022, was $4.8 million, a decrease of $37.4 million, compared to gain on equity method investment activity of $32.6 million for the comparable period in 2021, primarily due to a $30.1 million one-time non-cash gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest on March 31, 2021. The decrease was also due to higher losses at Canal 1 primarily as a result of unrealized foreign currency losses on U.S. dollar denominated obligations in the current year period.

Other Expense, net: Other expense, net for the three months ended March 31, 2022, decreased $0.7 million. The prior year period included the write-off in the prior year period of the net book value of programming licensed from Pantaya prior to the Acquisition Date.

Income Tax Benefit (Expense)

Income tax benefit for the three months ended March 31, 2022, was $0.4 million as compared to income tax expense $1.3 million for the comparable period in 2021, due to a pre-tax loss in the current year period. For more information, see Note 6, “Income Taxes” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net (Loss) Income

Net loss for the three months ended March 31, 2022, was $13.2 million as compared to net income of $33.4 million for the comparable period in 2021. The prior year period benefitted from a one-time non-cash gain of $30.1 million recognized on our 25% equity interest in Pantaya, as a result of the step acquisition of the remaining 75% equity interest on March 31, 2021.

Net Income Attributable to Non-controlling Interest

Net income attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders for the three months ended March 31, 2021, was $0.0 million. On July 15, 2021, the Company obtained the non-controlling 25% interest in Snap Media that was previously held by minority shareholders, and as a result there is no longer a non-controlling interest in Snap Media

Net (Loss) Income Available to Hemisphere Media Group, Inc.

Net loss available to Hemisphere Media Group, Inc. for the three months ended March 31, 2022, was $13.2 million as compared to net income available to Hemisphere Media Group, Inc. of $33.4 million for the comparable period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand, cash flows from operating activities and capacity under our revolving loan (“Revolving Facility”). As of March 31, 2022, we had $37.3 million of cash on hand and $30 million undrawn and available under our Revolving Facility. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments and acquisitions.

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

Cash Flows

	Three Months Ended March 31,
Amounts in thousands:	2022	2021
Cash provided by (used in):
Operating activities	$(9,834)	$17,778
Investing activities	(1,599)	(2,238)
Financing activities	(715)	44,377
Net increase in cash	$(12,148)	$59,917

Comparison for the Three Months Ended March 31, 2022 and March 31, 2021

Operating Activities

Cash used in operating activities was primarily driven by our net income or loss, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation of property and equipment, amortization of intangibles, programming amortization, amortization of deferred financing costs, stock-based compensation expense, gain or loss on equity method investment activity, amortization of operating lease right-of-use assets, provision for bad debts.

Net cash used in operating activities for the three months ended March 31, 2022 was $9.8 million, a decrease of $27.6 million, as compared to net cash provided of $17.8 million in the prior year period, due to an decrease in net loss of $46.6 million and an decrease in net working capital of $20.7 million, offset in part by a increase in non-cash items of $39.7 million. The decrease in net working capital is due increases in programming rights of $10.7 million and accounts receivable of $6.6 million and decreases in other accrued expenses of $3.9 million, income taxes payable of $1.4 million, programming rights payable of $0.6 million and due to/from related parties of $0.2 million, offset in part by decreases in prepaids and other assets of $1.7 million and increases in other liabilities of $0.6 million and accounts payable of $0.4 million. The increase in non-cash items is due to a $37.4 million increase in loss on equity method investment activity primarily due to a $30.1 million one-time gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest in the prior year period, an increase in depreciation and amortization of $5.0 million, offset in part by other non-cash acquisition related charges of $1.3 million in the prior year period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022, was $1.6 million, an improvement of $0.6 million as compared to $2.2 million in the prior year period. The improvement is due to decreases in capital expenditures of $1.0 million and funding of equity investments of $0.6 million, offset in part by cash received from the Pantaya Acquisition of $1.0 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022, was $0.7 million, an decline of $45.1 million as compared to net cash provided of $44.4 million in the prior year period. The decline is due to net proceeds of $47.4 million received in the prior year period from incremental borrowing under our Third Amended Term Loan Facility in connection with the Pantaya Acquisition, offset in part by lower repurchases of our Class A common stock of $2.4 million.

For more information, see Note 7, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of March 31, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021, in addition to other information included in this Quarterly Report on Form 10-Q, including under the section entitled, “Forward-Looking Statements,” and in other documents we file with the SEC, in evaluating our Company and our Business. If any of the risks occur, our Business, financial condition, liquidity and results of operations could be materially adversely affected. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment and new risks emerge from time to time. Management cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our Business or the extent to which any factor or combination of factors may impact our Business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our Business, financial condition and/or operating results.

There have not been any material changes during the quarter ended March 31, 2022 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

HEMISPHERE MEDIA GROUP, INC.

DATE: May 10, 2022	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: May 10, 2022	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)