Form 10-Q
period 2022-06-30
HEMISPHERE MEDIA GROUP, INC.
filed 2022-08-08
CIK 1567345

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Class of Stock	Shares Outstanding as of August 4, 2022
Class A common stock, par value $0.0001 per share	20,827,861 shares
Class B common stock, par value $0.0001 per share	19,720,381 shares

HEMISPHERE MEDIA GROUP, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

June 30, 2022

(Unaudited)

PART I

Unless otherwise indicated or the context requires otherwise, in this disclosure, references to the “Company,” “Hemisphere,” “registrant,” “we,” “us” or “our” refers to Hemisphere Media Group, Inc., a Delaware corporation and, where applicable, its consolidated subsidiaries; “Business” refers collectively to our consolidated operations; “Cable Networks” refers to our Networks (as defined below) with the exception of WAPA and WAPA Deportes; “Canal 1” refers to a joint venture among us and Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A. to operate a broadcast television network in Colombia; “Centroamerica TV” refers to HMTV Centroamerica TV, LLC, a Delaware limited liability company; “Cinelatino” refers to Cine Latino, Inc., a Delaware corporation; “Distributors” refers collectively to satellite systems, telephone companies (“telcos”), and cable multiple system operators (“MSO”s), the MSO’s affiliated regional or individual cable systems, other MVPDs (as defined below), and where applicable, app distribution platforms; “MarVista” refers to Mar Vista Entertainment, LLC, a Delaware limited liability company; “MVPDs” refers to multi-channel video distributors, such as cable, satellite and telecommunications companies, and where applicable, virtual MVPDs as well as non-facilities based platforms; “MVS” refers to Grupo MVS, S.A. de C.V., a Mexican Sociedad Anonima de Capital Variable (variable capital corporation) and its affiliates, as applicable; “Networks” refers collectively to WAPA, WAPA Deportes, WAPA America, Cinelatino, Pasiones, Centroamerica TV and Television Dominicana; “Nielsen” refers to Nielsen Media Research; “Pantaya” refers to Pantaya, LLC, a Delaware limited liability company, and its wholly owned subsidiaries; “Pasiones” refers collectively to HMTV Pasiones US, LLC, a Delaware limited liability company, and HMTV Pasiones LatAm, LLC, a Delaware limited liability company; “REMEZCLA” refers to Remezcla, LLC, a New York limited liability company; “Second Amended Term Loan Facility” refers to our Term Loan Facility amended on February 14, 2017 as set forth on Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021; “Snap Media” refers to Snap Global, LLC, a Delaware limited liability company and its wholly owned subsidiaries; “Television Dominicana” refers to HMTV TV Dominicana, LLC, a Delaware limited liability company; “Term Loan Facility” refers to our term loan facility amended on July 31, 2014 as set forth on Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021; “Third Amended Term Loan Facility” refers to our Term Loan Facility amended on March 31, 2021 as set forth on Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021; “WAPA” refers to Televicentro of Puerto Rico, LLC, a Delaware limited liability company; “WAPA America” refers to WAPA America, Inc., a Delaware corporation; “WAPA Deportes” refers to a sports television network in Puerto Rico operated by WAPA; “WAPA.TV” refers to a news and entertainment website in Puerto Rico operated by WAPA; “United States” or “U.S.” refers to the United States of America, including its territories, commonwealths and possessions.

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

Forward-looking statements are not guarantees of performance. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Additionally, many of these risks are currently amplified by and may, in the future, continue to be amplified by the prolonged impact of the COVID-19 pandemic. In addition to the risk factors described in “Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q, those factors include:

●	the deterioration of general economic conditions, political instability, social unrest, and public health crises, such as the occurrence of a global pandemic like COVID-19, including measures taken by governmental authorities to address the pandemic, which may precipitate or exacerbate other risks and/or uncertainties, recent increases in, and any additional waves of, COVID-19 cases, new variants of the virus, such as the Delta or Omicron variant and their subvariants, as well as the availability and efficacy of a vaccine and treatments for the disease and whether individuals choose to vaccinate themselves, either nationally or in the local markets in which we operate, including, without limitation, in the Commonwealth of Puerto Rico;
●	Puerto Rico’s political climate, as well as delays in the pace of disbursement of earmarked federal funds;
●	the effects of extreme weather and climate events on our consolidated operations, as well as our counterparties, customers, employees, third-party vendors and suppliers;
●	changes in technology, including changes in the distribution and viewing of television programming, including expanded deployment of personal video recorders, subscription and advertising video on-demand, internet protocol television, mobile personal devices and personal tablets and their impact on subscription and television advertising revenue;
●	the reaction by advertisers, programming providers, strategic partners, the Federal Communications Commission (“FCC”) or other government regulators to businesses that we acquire;
●	the potential for viewership of our Networks’ or Pantaya’s programming to decline or unexpected reductions in the number of subscribers to our Networks or Pantaya;
●	the risk that we may fail to secure sufficient or additional advertising and/or subscription revenue;
●	the inability of advertisers or affiliates to remit payment to us in a timely manner or at all;
●	the risk that we may become responsible for certain liabilities of the businesses that we acquire or joint ventures we enter into;
●	future financial performance, including our ability to obtain additional financing in the future on favorable terms;
●	the failure of our Business to produce projected revenues or cash flows;
●	reduced access to capital markets or significant increases in borrowing costs;
●	our ability to successfully manage relationships with customers and Distributors, including satellite systems, telephone companies (“telcos”), app distribution platforms, as applicable, and cable multiple system operators (“MSO”s), and the MSO’s affiliated regional or individual cable systems) and other important third parties;
●	continued consolidation of Distributors in the marketplace;
●	a failure to secure affiliate agreements or the renewal of such agreements on less favorable terms;
●	disagreements with our Distributors over contract interpretation;
●	our success in acquiring, investing in and integrating businesses;
●	the outcome of any pending or threatened litigation;

●	the loss of key personnel and/or talent or expenditure of a greater amount of resources attracting, retaining and motivating key personnel than in the past;
●	strikes or other union job actions that affect our operations, including, without limitation, failure to renew our collective bargaining agreement on mutually favorable terms;
●	the failure or destruction of satellites or transmitter facilities that we depend upon to distribute our Networks;
●	uncertainties inherent in the development of new business lines and business strategies;
●	changes in pricing and availability of products and services;
●	uncertainties regarding the financial results of equity method investees and changes in the nature of key strategic relationships with partners and Distributors;
●	changes in domestic and foreign laws or regulations under which we operate;
●	changes in laws or treaties relating to taxation, or the interpretation thereof, in the U.S. or in the countries in which we operate;
●	the ability of suppliers and vendors to deliver products and services;
●	our ability to timely and fully recover proceeds under our insurance policies;
●	fluctuations in foreign currency exchange rates and political unrest and regulatory changes in the international markets in which we operate;
●	changes in the size of the U.S. Hispanic population, including the impact of federal and state immigration legislation and policies on both the U.S. Hispanic population and persons emigrating from Latin America;
●	changes in, or failure or inability to comply with, government regulations including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; and
●	competitor responses to our products and services.

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

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current Assets
Cash	$28,894	$49,477
Accounts receivable, net of allowance for doubtful accounts of $776 and $771, respectively	27,078	33,738
Due from related parties	701	925
Programming rights	8,620	10,938
Prepaid expenses	6,537	7,767
Other current assets	2,270	23,519
Current assets held for sale	41,512	—
Total current assets	115,612	126,364
Programming rights, net of current portion	13,528	20,955
Property and equipment, net	30,286	31,554
Operating lease right-of-use assets	1,027	1,281
Broadcast license	41,356	41,356
Goodwill	165,597	231,710
Other intangibles, net	17,319	115,110
Deferred income taxes	3,928	—
Equity method investments	21,938	24,171
Other assets	4,677	7,410
Noncurrent assets held for sale	175,255	—
Total Assets	$590,523	$599,911

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	2,557	11,533
Due to related parties	998	1,383
Accrued agency commissions	6,901	7,729
Accrued compensation and benefits	5,120	7,031
Accrued marketing	9,105	10,526
Other accrued expenses	16,216	10,418
Deferred revenue	655	7,400
Programming rights payable	5,486	13,242
Income taxes payable	424	1,353
Current portion of long-term debt	2,656	2,656
Current liabilities held for sale	28,930	—
Total current liabilities	79,048	73,271
Programming rights payable, net of current portion	97	2,820
Long-term debt, net of current portion	246,231	246,919
Deferred income taxes	20,682	22,427
Defined benefit pension obligation	2,985	2,895
Other long-term liabilities	587	2,031
Noncurrent liabilities held for sale	6,017	—
Total Liabilities	355,647	350,363

Stockholders’ Equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 0 shares issued at June 30, 2022 and December 31, 2021	—	—
Class A common stock, $.0001 par value; 100,000,000 shares authorized; 26,328,741 and 25,999,998 shares issued at June 30, 2022 and December 31, 2021, respectively	3	3
Class B common stock, $.0001 par value; 33,000,000 shares authorized; 19,720,381 shares issued at June 30, 2022 and December 31, 2021	2	2
Additional paid-in capital	290,900	288,703
Class A treasury stock, at cost; 6,012,599 shares and 6,003,139 shares at June 30, 2022 and December 31, 2021, respectively	(64,847)	(64,780)
Retained earnings	9,213	26,352
Accumulated other comprehensive loss	(395)	(732)
Total Stockholders’ Equity	234,876	249,548
Total Liabilities and Stockholders’ Equity	$590,523	$599,911

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$54,174	$50,460	$102,973	$88,037
Operating expenses:
Cost of revenues	18,348	14,798	33,473	26,577
Selling, general and administrative	25,911	24,908	56,569	36,299
Depreciation and amortization	3,335	4,337	10,964	7,002
Other expenses	8,939	1,363	10,057	8,091
Gain from FCC spectrum repack and other	(95)	(2,124)	(141)	(2,176)
Total operating expenses	56,438	43,282	110,922	75,793
Operating (loss) income	(2,264)	7,178	(7,949)	12,244
Other (expense) income:
Interest expense and other, net	(3,111)	(3,165)	(6,275)	(5,523)
Gain (loss) on equity method investment activity	2,283	(8,569)	(2,489)	24,040
Other expense, net	—	—	—	(668)
Total other (expense) income	(828)	(11,734)	(8,764)	17,849
(Loss) income before income taxes	(3,092)	(4,556)	(16,713)	30,093
Income tax expense	(819)	(1,785)	(426)	(3,053)
Net (loss) income	(3,911)	(6,341)	(17,139)	27,040
Net loss attributable to non-controlling interest	—	55	—	32
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(3,911)	$(6,286)	$(17,139)	$27,072

(Loss) income per share attributable to Hemisphere Media Group, Inc.:
Basic	$(0.10)	$(0.16)	$(0.43)	$0.69
Diluted	$(0.10)	$(0.16)	$(0.43)	$0.68

Weighted average shares outstanding:
Basic	39,991	39,641	39,861	39,511
Diluted	39,991	39,641	39,861	39,900

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statement of Comprehensive (Loss) Income

(Unaudited)

(amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(3,911)	$(6,341)	$(17,139)	$27,040
Other comprehensive income :
Change in fair value of interest rate swap, net of income taxes	—	330	337	674
Comprehensive (loss) income	(3,911)	(6,011)	(16,802)	27,714
Comprehensive loss attributable to non-controlling interest	—	55	—	32
Comprehensive (loss) income attributable to Hemisphere Media Group, Inc.	$(3,911)	$(5,956)	$(16,802)	$27,746

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three and Six Months Ended June 30, 2022

(Unaudited)

(amounts in thousands)

	Class A		Class B		Additional	Class A		Accumulated
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at March 31,2022	26,080	$3	19,720	$2	$290,077	$(64,831)	$13,124	$(395)	$237,980
Net loss	—	—	—	—	—	—	(3,911)	—	(3,911)
Vesting of restricted stock	249	0	—	—	—	(16)	—	—	(16)
Stock-based compensation	—	—	—	—	823	—	—	—	823
Balance at June 30, 2022	26,329	$3	19,720	$2	$290,900	$(64,847)	$9,213	$(395)	$234,876

	Class A		Class B		Additional	Class A		Accumulated
	Common Stock		Common Stock		Paid In	Treasury	Retained	Comprehensive
	Shares	Par Value	Shares	Par Value	Capital	Stock	Earnings	Loss	Total
Balance at December 31, 2021	26,000	$3	19,720	$2	$288,703	$(64,780)	$26,352	$(732)	$249,548
Net loss	—	—	—	—	—	—	(17,139)	—	(17,139)
Vesting of restricted stock	329	0	—	—	—	(67)	—	—	(67)
Stock-based compensation	—	—	—	—	2,197	—	—	—	2,197
Other comprehensive income, net of tax	—	—	—	—	—	—	—	337	337
Balance at June 30, 2022	26,329	$3	19,720	$2	$290,900	$(64,847)	$9,213	$(395)	$234,876

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

See accompanying Notes to Condensed Consolidated Financial Statements.

HEMISPHERE MEDIA GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Reconciliation of Net (loss) income to Net Cash Provided by Operating Activities:
Net (loss) income	$(17,139)	$27,040
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,964	7,002
Programming amortization	10,783	7,353
Amortization of deferred financing costs and original issue discount	762	530
Stock-based compensation	2,197	2,795
Provision for bad debts	30	49
Gain from FCC spectrum repack and other	(141)	(2,176)
Deferred tax expense	(3,106)	—
Loss (gain) on equity method investment activity	2,489	(24,040)
Amortization of operating lease right-of-use assets	344	276
Other non-cash acquistion charges	—	1,258
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	385	836
Due from related parties, net	(776)	538
Programming rights	(22,010)	(12,102)
Prepaids and other assets	(6,401)	(2,923)
(Decrease) increase in:
Accounts payable	(198)	9,104
Other accrued expenses	6,589	5,335
Programming rights payable	(1,111)	(3,884)
Income taxes payable	(931)	2,588
Other liabilities	223	320
Net cash (used in) provided by operating activities	(17,047)	19,899
Cash Flows From Investing Activities:
Funding of equity method investments	(256)	(1,561)
Capital expenditures	(1,911)	(2,853)
FCC repack proceeds	26	2,176
Cash paid for acquisition of Pantaya	—	(122,621)
Net cash used in investing activities	(2,141)	(124,859)
Cash Flows From Financing Activities:
Purchases of common stock	(67)	(3,266)
Repayments of long-term debt	(1,328)	(1,168)
Proceeds from incremental term loan	—	48,000
Payment of financing fees	—	(638)
Net cash (used in) provided by financing activities	(1,395)	42,928
Net decrease in cash	(20,583)	(62,032)
Cash:
Beginning	49,477	134,471
Ending	$28,894	$72,439

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
Interest	$5,449	$5,073
Income taxes	$4,077	$1,520
Non-cash investing activity (acquisition related):
Issuance of Class A Common Stock	$—	$2,188
Effective settlement of pre-existing receivables and payables, net	$—	$1,499

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

Prior to March 31, 2021, the Company owned a 25% equity interest in Pantaya, the Spanish language streaming platform, which was accounted for as an equity method investment. On March 31, 2021 (“Acquisition Date”), the Company acquired the remaining 75% equity interest in Pantaya, for a cash purchase price of $123.6 million. As a result of the acquisition, Pantaya is now a wholly owned consolidated subsidiary. The Company accounted for the acquisition of the 75% equity interest of Pantaya as a step acquisition, which required remeasurement of the Company’s existing 25% ownership in Pantaya to fair value prior to completing the acquisition method of accounting. Using step acquisition accounting, the Company increased the value of its existing equity interest to fair value resulting in the recognition of a non-cash gain of $30.1 million, which was included in (loss) gain on equity method investment activity in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2021.

On May 9, 2022, the Company entered into a definitive agreement to be acquired for $7.00 per share in cash by a subsidiary of Gato Investments LP (“Gato”), a portfolio investment of Searchlight Capital Partners, L.P. Upon completion of the transaction, Hemisphere will become a private company wholly owned by Gato. Concurrently, on May 9, 2022, the Company entered into an agreement to sell Pantaya to TelevisaUnivision, Inc. (“TelevisaUnivision”) in exchange for $115 million in cash plus TelevisaUnivision’s Puerto Rican radio business, subject to certain adjustments. Each transaction is subject to customary closing conditions, including the Gato transaction being subject the completion of the Pantaya transaction. The prior description is subject to, and is qualified in its entirety by reference to, that certain Agreement and Plan of Merger, dated as of May 9, 2022, by and among the Company, Hemisphere Media Holdings, LLC (“Hemisphere Holdings”), HWK Parent, LLC, HWK Merger Sub 1, Inc., and HWK Merger Sub 2, LLC, that certain Voting and Support Agreement, dated as of May 9, 2022, by and among the Company and certain stockholders of the Companies that are signatories thereto, that certain Membership Interest Purchase Agreement, dated as of May 9, 2022, by and among Univision Puerto Rico Station Operating Company (“Univision”), HMTV DTC, Pantaya and Hemisphere Holdings, and that certain Share Purchase Agreement, dated as of May 9, 2022, by and among HMTV DTC, Univision of Puerto Rico, Inc., Univision and TelevisaUnivision (collectively, the “Transaction Agreements”).

Reclassification: Certain prior year amounts on the presented Consolidated Balance Sheets and Consolidated Statement of Cash Flows have been reclassified to conform with current period presentation.

Basis of presentation: The accompanying Condensed Consolidated Financial Statements for Hemisphere and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. In our opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Our financial condition as of, and operating results, for the three and six months ended June 30, 2022 are not necessarily indicative of the financial condition or results that may be expected for any future interim period or for the year ending December 31, 2022. These Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table sets forth the computation of the common shares outstanding used in determining basic and diluted (loss) income per share attributable to Hemisphere Media Group, Inc. (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator for (loss) income per common share calculation:
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(3,911)	$(6,286)	$(17,139)	$27,072

Denominator for (loss) income per common share calculation:
Weighted-average common shares, basic	39,991	39,641	39,861	39,511
Effect of dilutive securities
Stock options and restricted stock	—	—	—	389
Weighted-average common shares, diluted	39,991	39,641	39,861	39,900

(Loss) income per share attributable to Hemisphere Media Group, Inc.
Basic	$(0.10)	$(0.16)	$(0.43)	$0.69
Diluted	$(0.10)	$(0.16)	$(0.43)	$0.68

We apply the treasury stock method to measure the dilutive effect of our outstanding stock options and restricted stock awards and include the respective common share equivalents in the denominator of our diluted loss per common share calculation. Per the Accounting Standards Codification (“ASC”) 260, under the treasury stock method, the incremental shares (difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted income per share computation (ASC 260-10-45-23). The assumed exercise only occurs when the options are “In the Money” (exercise price is lower than the average market price for the period). If the options are “Out of the Money” (exercise price is higher than the average market price for the period), the exercise is not assumed since the result would be anti-dilutive. Potentially dilutive securities representing 4.1 and 1.6 million shares of common stock for the three months ended June 30, 2022 and 2021, respectively, were excluded from the computation of diluted (loss) income per common share for this period because their effect would have been anti-dilutive. Potentially dilutive securities representing 4.1 million and 2.1 million shares of common stock for the six months ended June 30, 2022 and 2021, respectively, were excluded from the computation of diluted (loss) income per common share for these periods because their effects would have been anti-dilutive. The net (loss) income per share attributable to Hemisphere Media Group, Inc. amounts are the same for our Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

As a result of the net loss for the three months ended June 30, 2022 and 2021, outstanding awards totaling 0.1 million and 0.4 million, respectively, were not included in the computation of diluted loss per share because their effect was anti-dilutive. As a result of the net loss for the six months ended June 30, 2022, 0.1 million outstanding awards were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Held for sale: In accordance with ASC 360, the sale of Pantaya qualified as assets and liabilities held for sale as: (i) the Company has committed to a plan to sell, (ii) the disposal entities are available for immediate sale, (iii) the buyer has been identified and has committed to purchase, subject to satisfaction of certain closing conditions, and (iv) it is probable to occur within 1 year from the date of the classification. Assets and liabilities held for sale are measured at the lower of carrying amount and the fair value less cost to sell. Intangible assets and fixed assets are not amortized or depreciated once classified as held for sale. Assets and liabilities classified as held for sale are presented separately as current and non-current items in the Condensed Consolidated Balance Sheets.

Use of estimates: In preparing these financial statements, management had to make estimates and assumptions that affected the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the balance sheet dates, and the reported revenues and expenses for each of the three and six months ended June 30, 2022 and 2021. Such estimates are based on historical experience and other assumptions that are considered appropriate in the circumstances. However, actual results could differ from those estimates.

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

Note 2. Revenue Recognition

The following is a description of principal activities from which we generate our revenue:

Subscriber revenue: We enter into arrangements with multi-channel video Distributors, such as cable, satellite and telecommunications companies (referred to as “MVPDs”) and non-facilities based distributors also known as virtual multi-channel video distributors (referred to as “VMVPDs”) to provide a continuous feed of our Networks generally based on a per subscriber fee pursuant to multi-year contracts, referred to as “affiliation agreements”, which typically provide for annual rate increases. We have used the practical expedient related to the right to invoice and recognize revenue at the amount to which we have the right to invoice for services performed. The specific subscriber revenue we earn varies from period to period, Distributor to Distributor, and also varies among our Networks, but is generally based upon the number of each Distributor’s paying subscribers who subscribe to our Networks. Changes in subscriber revenue are primarily derived from changes in contractual per subscriber rates charged for our Networks and changes in the number of subscribers. Distributors report their subscriber numbers to our Networks generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the Distributors is satisfied. Payment is typically due and received within sixty days of the remittance. We also generate subscriber revenue from subscriptions to Pantaya, our streaming platform. Pantaya is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our service. Estimates of revenue generated but not yet reported by the Company’s third party Distributors are made based on the estimated number of subscribers using the most recently received remittance reporting from each Distributor, which is consistent with our past practice and industry practice.

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

Other revenue: Other revenues are derived primarily through the licensing of content to third parties including advertising video on demand (“AVOD”) platforms. We enter into agreements to license content and recognize revenue when the performance obligation is satisfied and control is transferred, which is generally upon delivery of the content.

The following table presents the revenues disaggregated by revenue source (amounts in thousands):

	Three months ended June 30,
Revenues by type	2022	2021
Subscriber revenue	$31,979	$32,218
Advertising revenue	17,088	17,269
Other revenue	5,107	973
Total revenue	$54,174	$50,460

	Six months ended June 30,
Revenues by type	2022	2021
Subscriber revenue	$64,188	$52,167
Advertising revenue	33,058	33,175
Other revenue	5,727	2,695
Total revenue	$102,973	$88,037

Deferred Revenue: As of June 30, 2022 and December 31, 2021, the Company had deferred revenue of $0.7 million and $7.4 million, respectively. For the three and six months ended June 30, 2022, the Company recognized $0.2 and $3.0 million of revenue that was included in the deferred revenue balance as of December 31, 2021, respectively. The decrease in deferred revenue from December 31, 2021 to June 30, 2022 was also due to the Held for Sale classification of Pantaya’s assets and liabilities. For more information, see Note 4, “Held for Sale” of Notes to Condensed Consolidated Financial Statements.

Note 3. Related Party Transactions

The Company has various agreements with MVS, a Mexican media and television conglomerate, which has directors and stockholders in common with the Company as follows:

●	MVS provides Cinelatino with satellite and support services including origination, uplinking and satellite delivery of two feeds of Cinelatino’s channel (for U.S. and Latin America), master control and monitoring, dubbing, subtitling and closed captioning, and other support services. Expenses incurred under this agreement are included in cost of revenues in the accompanying Condensed Consolidated Statements of Operations. Total expenses incurred were $0.5 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. Total expenses incurred were $1.1 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively. Amounts due to MVS pursuant to the agreements noted above amounted to $1.0 million and $0.4 million as of June 30, 2022 and December 31, 2021, respectively.

●	Dish Mexico (d/b/a Comercializadora de Frecuencias Satelitales, S. de R.L. de C.V.) is an MVS affiliate and operates a subscription satellite television service throughout Mexico, and in connection with the services distributes Cinelatino. Total revenue recognized was $0.2 million for each of the three months ended June 30, 2022 and 2021. Total revenue recognized was $0.4 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. Amounts due from Dish Mexico amounted to $0.4 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively.

●	MVS has the non-exclusive right to duplicate, distribute and exhibit Cinelatino’s service via cable, satellite or by any other means in Mexico. Cinelatino receives revenues net of MVS’s distribution fee, which is equal to 13.5% of all license fees collected from third party distributors managed but not owned by MVS. Total revenues recognized was $0.2 million for each of the three months ended June 30, 2022 and 2021. Total revenues recognized were $0.3 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. Amounts due from MVS pursuant to the agreements noted above amounted to $0.3 million and $0.0 million as of June 30, 2022 and December 31, 2021, respectively.

The Company has various agreements with TelevisaUnivision (including its various divisions and affiliates), which has directors in common with the Company (who may hold a material financial interest in TelevisaUnivision).

●	Pantaya has an agreement for the purchase of advertising on TelevisaUnivision’s television and radio properties. Expenses under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations. Total expenses incurred were $0 million for each of the three and six months ended June 30, 2022. Total expenses incurred were $0.5 million for each of the three and six months ended June 30, 2021. Amounts due to TelevisaUnivision pursuant to this agreement totaled $0 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively. The Company had remaining commitments of $4.0 million as of June 30, 2022 which is included in Note 14, “Commitments” of Notes to Condensed Consolidated Financial Statements.

●	Pantaya has various content output agreements with Videocine, S.A. de C.V. (“Videocine”), a division of TelevisaUnivision pursuant to which Pantaya licenses content from Videocine or licenses content to Videocine. There were no revenues earned or expenses incurred under these agreements for the three and six months ended June 30, 2022 and 2021. Deferred revenue related to the agreements was $2.5 million as of June 30, 2022 and December 31, 2021. Amounts due from Videocine pursuant to the agreements noted above amounted to $0.2 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively. Amounts due to Videocine pursuant to the agreements noted above amounted to $1.3 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively. For more information, see Note 4, “Held for Sale” of Notes to Condensed Consolidated Financial Statements.

●	The Company has various licensing agreements with TelevisaUnivision pursuant to which the Company licenses content from TelevisaUnivision or licenses content to TelevisaUnivision. Total revenues recognized were $0.0 million for each of the three months ended June 30, 2022 and 2021. TelevisaUnivision. Total revenues recognized were $0.1 million for each of the six months ended June 30, 2022 and 2021. Total expenses incurred were $0.0 million for each of the three months ended June 30, 2022 and 2021. Total expenses incurred were $0.1 million for each of the six months ended June 30, 2022 and 2021. Amounts due from TelevisaUnivision pursuant to the agreements noted above amounted to $1.8 million and $0 million as of June 30, 2022 and December 31, 2021, respectively. No amounts were due to TelevisaUnivision as of June 30, 2022 and December 31, 2021.

The Company entered into an amended and restated consulting agreement with James M. McNamara, a member of the Company’s board of directors, on August 13, 2019, to provide the development, production and maintenance of programming, affiliate relations, identification and negotiation of carriage opportunities, and the development, identification and negotiation of new business initiatives including sponsorship, new channels, direct-to-consumer programs and other interactive initiatives. Total expenses incurred under this agreement are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and amounted to $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.2 million for each of the six months ended June 30, 2022 and 2021. No amounts were due to this related party as of June 30, 2022 and December 31, 2021.

Note 4. Held for Sale

On May 9, 2022, the Company entered into an agreement to sell Pantaya to TelevisaUnivision in exchange for $115 million in cash plus TelevisaUnivision’s Puerto Rican radio business, subject to certain adjustments. The sale of Pantaya is expected to close in the third quarter of 2022. The Company determined that Pantaya met the held for sale criteria as of May 9, 2022 and, as a result, related assets and liabilities were classified as held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2022. As part of classifying Pantaya as held for sale in accordance with U.S. GAAP, the Company is required to measure Pantaya at the lower of its carrying amount or fair value less cost to sell. As of June 30, 2022, the Company determined there was no impairment and will reassess at the close of the transaction. The prior description is subject to, and is qualified in its entirety by reference to, the terms of the Transaction Agreements.

The following table summarizes the Company’s assets and liabilities held for sale by major class (amounts in thousands):

June 30, 2022
Accounts receivable, net	$6,245
Due from related parties	1,915
Programming rights	6,034
Prepaid expenses	1,957
Other current assets	25,361
Current assets held for sale	$41,512

Programming rights	14,938
Goodwill	66,113
Other intangibles, net	89,530
Operating lease right-of-use assets	773
Other assets	3,901
Non-current assets held for sale	$175,255

Accounts payable	$8,779
Due to related parties	1,300
Other accrued expenses	5,191
Deferred revenue	6,502
Programming rights payable	7,158
Current liabilities held for sale	$28,930

Programming rights payable	2,210
Deferred income taxes	2,669
Other long-term liabilities	1,138
Non-current liabilities held for sale	$6,017

Pantaya had a pre-tax loss of $7.0 million and $4.9 million for the three months ended June 30, 2022 and 2021, respectively, and $21.1 million and $4.9 million for the six months ended June 30, 2022 and 2021, respectively.

Note 5. Goodwill and Intangible Assets

Goodwill and intangible assets consist of the following as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30,	December 31,
	2022	2021
Broadcast license	$41,356	$41,356
Goodwill	165,597	231,710
Other intangibles	17,319	115,110
Total intangible assets	$224,272	$388,176

A summary of changes in the Company’s goodwill and other indefinite-lived intangible assets, on a net basis, for the six months ended June 30, 2022 is as follows (amounts in thousands):

	Net Balance at		Held for Sale	Net Balance at
	December 31, 2021	Additions	Reclassification	June 30, 2022
Broadcast license	$41,356	$—	$—	$41,356
Goodwill	231,710	—	(66,113)	165,597
Brands	15,986	—	—	15,986
Other intangibles	700	—	—	700
Total indefinite-lived intangibles	$289,752	$—	$(66,113)	$223,639

A summary of the changes in the Company’s other amortizable intangible assets for the six months ended June 30,2022 is as follows (amounts in thousands):

	Net Balance at		Held for Sale		Net Balance at
	December 31, 2021	Additions	Reclassification	Amortization	June 30, 2022
Affiliate and customer relationships	$50,681	$—	$(45,262)	$(5,339)	$80
Programming contracts	24,981	—	(22,380)	(2,308)	293
Brands	22,762	260	(21,888)	(874)	260
Total finite-lived intangibles	$98,424	$260	$(89,530)	$(8,521)	$633

The aggregate amortization expense of the Company’s amortizable intangible assets was $2.1 million and $3.2 million for the three months ended June 30, 2022 and 2021, respectively, and $8.5 million and $4.8 million for the six months ended June 30, 2022 and 2021, respectively. The weighted average remaining amortization period is 3.1 years at June 30, 2022.

Future estimated amortization expense is as follows (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$100
2023	199
2024	199
2025	135
2026 and thereafter	—
Total	$633

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

On November 30, 2016, we, in partnership with Colombian content producers, Radio Television Interamericana S.A., Compania de Medios de Informacion S.A.S. and NTC Nacional de Television y Comunicaciones S.A., were awarded a ten (10) year renewable television broadcast concession license for Canal 1 in Colombia. The partnership began operating Canal 1 on May 1, 2017. On February 7, 2018, Colombian regulatory authorities approved an increase in our ownership in the joint venture from 20% to 40%. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for Canal 1 for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period. The joint venture is deemed a VIE that is accounted for under the equity method. As of June 30, 2022, we have funded $126.6 million in capital contributions to Canal 1. The Canal 1 joint venture losses-to-date have exceeded the capital contributions of the common equity partners and in accordance with equity method accounting, losses in excess of the common equity have been recorded against the next layer of the capital structure, in this case, preferred equity. The Company is currently the sole preferred equity holder in Canal 1 and therefore, the Company has recorded nearly 100% of the losses of the joint venture. We record the income or loss on investment on a one quarter lag. For three months ended June 30, 2022 and 2021, we recorded $2.3 million gain on equity method investment and $8.6 million loss from equity method investment in the accompanying Condensed Consolidated Statements of Operations, respectively. For the six months ended June 30, 2022 and 2021, we recorded $2.5 million loss on equity method investment and $6.1 million loss from equity method investment activity in the accompanying Condensed Consolidated Statements of Operations, respectively. The net balance recorded in equity method investments in the accompanying Condensed Consolidated Balance Sheets related to Canal 1 was $22.0 million and $24.2 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021 we had a receivable balance of $2.6 million, which is included in other assets in the accompanying Condensed Consolidated Balance Sheets.

On April 28, 2017, we acquired a 25.5% interest in REMEZCLA, a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content, for $5.0 million. At March 31, 2020, given the negative impacts caused by the COVID-19 pandemic and the associated liquidity and going-concern uncertainties related to REMEZCLA, the Company determined that the investment in REMEZCLA was other-than-temporarily impaired and recorded a non-cash impairment charge of $5.5 million reflecting the write-off of the full carrying amount of our investment. Due to the write-off of the investment carrying value, we did not record any share of the loss from the investment for the three and six months ended June 30, 2022 and 2021. The net balance recorded in equity method investments in the accompanying Condensed Consolidated Balance Sheets was $0 million as of June 30, 2022 and December 31, 2021. For more information, see Note 15, "Subsequent Events" of Notes to Condensed Consolidated Financial Statements.

On November 26, 2018, Snap Media acquired a 50% interest in Snap JV, LLC (“Snap JV”) (as of July 15, 2021, the Company owns 100% of Snap Media), a newly formed joint venture with Mar Vista Entertainment, LLC (“MarVista”), to co-produce original movies and series. The investment is deemed a VIE that is accounted for under the equity method. As of June 30, 2022, we have funded $0.4 million into Snap JV. We record the income or loss on investment on a one quarter lag. For the three months ended June 30, 2022 and 2021, we have recorded $0.0 million and $0 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. For the six months ended June 30, 2022 and 2021, we recorded $0.0 million and $0 million, respectively, in loss on equity method investments in the accompanying Condensed Consolidated Statements of Operations. The net balance recorded in equity method investments related to Snap JV was $0.0 million as of June 30, 2022 and December 31, 2021, and is included in equity method investments in the accompanying Condensed Consolidated Balance Sheets.

The Company records the income or loss on investments on a one quarter lag. Summary unaudited financial data for our equity method investments in the aggregate as of and for the three months ended March 31, 2022, are included below (amounts in thousands):

Total Equity Investees
Current assets	$12,434
Non-current assets	$22,804
Current liabilities	$8,572
Non-current liabilities	$80,604
Net revenue	$5,334
Operating loss	$(4,451)
Net loss	$(14,410)

Note 7. Income Taxes

The 2017 Tax Cuts and Jobs Act (“Jobs Act”) was enacted on December 22, 2017. The Jobs Act revised the U.S. corporate income tax by lowering the statutory corporate tax rate from 35% to 21% in 2018. The Company generates income in higher tax rate foreign locations, which result in foreign tax credits. The lower federal corporate tax rate reduces the likelihood of our utilization of foreign tax credits created by income taxes paid in Puerto Rico and Latin America, resulting in a valuation allowance. Additionally, the Company evaluated the potential interest limitation established under the tax act and determined that it would affect the 2022 provision for income taxes.

The Company has historically calculated the provision for income taxes during interim periods by applying an estimated annual effective tax rate for the full fiscal year to income (loss) before income taxes for the reporting period. Since the Company determined that relatively small changes in estimated annual income (loss) before income taxes could result in significant changes in the estimated annual effective tax rate, the Company has calculated the income tax provision using a discrete rate of 8.1% based on the actual income before income taxes for the six months ended June 30, 2022, for all jurisdictions, except for Puerto Rico, as permitted under ASC 740-270-30-36,”Income Taxes - Interim Reporting”. The difference between the discrete rate of 8.1% and the statutory Federal income tax rate of 21% in the six months ended June 30, 2022, is primarily due to permanent items, foreign tax credit limitation, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The losses at Canal 1 are excluded from the provision expense since these losses create a deferred tax asset, and due to the uncertainty of the realizability, the Company has recorded a full valuation allowance. The Puerto Rico jurisdiction continues to be computed utilizing an estimated annual effective rate of 25.5%. The difference between the Puerto Rico tax rate of 37.5% and the estimated annual effective rate of 25.5%, is primarily due to a reduced income tax rate in Puerto Rico on specific revenue related to local programming.

For the six months ended June 30, 2021, our income tax expense has been computed utilizing an estimated annual effective tax rate of 46.7%, respectively. The difference between the annual effective rate of 46.7% and the statutory Federal income tax rate of 21% in the six month period ended June 30, 2021, is primarily due to the impact of the Tax Act, which impacted the valuation allowance on foreign tax credits, and limitations on the deductibility of executive compensation under Internal Revenue Code Section 162(m). The annual effective tax rate related to income generated in the U.S. is 31.8%. Due to the reduced U.S. tax rate, the Company determined that a portion of its foreign income, which is taxed at a higher rate, will result in the generation of excess foreign tax credits that will not be available to offset U.S. income tax. As a result, 14.9% of the annual effective rate relates to the required valuation allowance against the excess foreign tax credits, bringing the annual effective tax rate for the six month period ended June 30, 2021 to 46.7%. Additionally, the gain related to the step acquisition of Pantaya of $30.1 million was determined to be significant and infrequent, and as a result, this item has not been included in the annual effective tax rate.

Income tax expense was $0.8 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively. Income tax expense was $0.4 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively.

Note 8. Long-Term Debt

Long-term debt as of June 30, 2022 and December 31, 2021 consists of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Senior Notes due February 2024	$248,887	$249,575
Less: Current portion	2,656	2,656
	$246,231	$246,919

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

Additionally, the Third Amended Term Loan Facility provides for a revolving loan (the “Revolving Facility”) allowing for an aggregate principal amount of up to $30.0 million. The Revolving Facility is secured on a pari passu basis by the collateral securing the Third Amended Term Loan Facility and will mature on November 15, 2023. The Revolving Facility bears interest at the Borrowers’ option of either (i) LIBOR (which will not be less than zero) plus a margin of 2.75% or (ii) or an ABR plus a margin of 1.75%, in each case, with a 25 basis points (“bps”) step-up at a First Lien Net Leverage Ratio level of 3.50:1.00 and two 25 bps step-downs at a First Lien Net Leverage Ratio level of 2.50:1.00 and 1.50:1.00. The First Lien Net Leverage Ratio limits the amount of cash netted against debt to a maximum amount of $60.0 million. The Borrowers are also required to pay a quarterly commitment fee on the undrawn balance of the Revolving Facility at 37.5 bps per annum. As of June 30, 2022, the Revolving Facility was undrawn.

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

In accordance with ASC 470 – Debt, the Incremental Facility borrowing was deemed a modification of the Second Term Loan Facility and as such, an additional $2.0 million of original issue discount (“OID”) incurred in connection with the Third Amended Term Loan Facility was added to the existing OID.As of June 30,2022, the OID balance was $1.7 million, net of accumulated amortization of $3.8 million and was recorded as a reduction to the principal amount of the long-term debt outstanding as presented on the accompanying Condensed Consolidated Balance Sheets and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. Financing costs of $0.6 million incurred in connection with the Third Amended Term Loan Facility were expensed in accordance with ASC 470 – Debt and are included in other expenses in the accompanying Condensed Consolidated Statement of Operations at March 31, 2021. In accordance with ASU 2015-15 Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, deferred financing fees of $0.4 million, net of accumulated amortization of $2.9 million, are presented as a reduction to the Third Amended Term Loan Facility outstanding at June 30, 2022 as presented on the accompanying Condensed Consolidated Balance Sheets, and will be amortized as a component of interest expense over the term of the Third Amended Term Loan Facility. An additional $0.6 million of deferred costs incurred on the Revolving Facility, in connection with the Third Amended Term Loan Facility, was recorded to prepaid and other current assets and other non-current assets in the accompanying Condensed Consolidated Balance Sheets and will be amortized on a straight-line basis through maturity on November 15, 2023. As of June 30, 2022, deferred costs for the Revolving Facility were $0.3 million, net of accumulated amortization of $0.3 million.

The carrying value of the long-term debt approximates fair value at June 30, 2022 and December 31, 2021, and was derived from quoted market prices by independent dealers (Level 2 in the fair value hierarchy under ASC 820, Fair Value Measurements and Disclosures). The following are the maturities of our long-term debt as of June 30,2022 (amounts in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$1,328
2023	2,656
2024	246,976
Total	$250,960

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

The change in the fair value of the interest rate swap agreements for the six months ended June 30, 2022, resulted in an unrealized gain of $0.4 million, and was included in OCI net of taxes. The change in the fair value of the interest rate swap agreements for the three and six months ended June 30, 2021, resulted in an unrealized gain of $0.4 million and an unrealized gain of $0.9 million, respectively, which were included in AOCI net of taxes. The Company paid $0.4 million of net interest on the settlement of the interest rate swap agreements for the six months ended June 30, 2022. The Company paid $0.5 million and $0.9 million of net interest on the settlement of the interest rate swap agreements for each of the three and six months ended June 30, 2021, respectively. As a result of the expiration of the interest rate swaps on March 31, 2022, no gain or loss was recorded in operations for the three and six months ended June 30, 2022. No gain or loss was recorded in operations for the three and six months ended June 30, 2021. The aggregate fair value of the interest rate swaps was $0.4 million as of December 31, 2021 and was recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

Note 10. Fair Value Measurements

Our derivatives are valued using a discounted cash flow analysis that incorporates observable market parameters, such as interest rate yield curves, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by us or the counterparty.

The following table presents our assets and liabilities measured at fair value on a recurring basis and the levels of inputs used to measure fair value, which include derivatives designated as cash flow hedging instruments, as well as their location on our accompanying Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (amounts in thousands):

Estimated Fair Value
June 30, 2022
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	—	—	—

		Estimated Fair Value
		December 31, 2021
Category	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash flow hedges:
Interest rate swap	Other long-term liabilities	—	$439	—	$439

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

Note 11. Stockholders’ Equity

Capital stock

As of June 30, 2022, the Company had 20,827,861 shares of Class A common stock, and 19,720,381 shares of Class B common stock, issued and outstanding.

Equity incentive plans

Effective May 25, 2021, the stockholders of all classes of capital stock of the Company approved at the annual stockholder meeting the Hemisphere Media Group, Inc. Amended and Restated 2013 Equity Incentive Plan (the “Equity Incentive Plan”) to increase the number of shares of Class A common stock that may be delivered under the Equity Incentive Plan to an aggregate of 10.2 million shares of our Class A common stock. At June 30, 2022, 2.9 million shares remained available for issuance of stock options or other stock based awards under our Equity Incentive Plan (including shares of restricted Class A common stock surrendered to the Company in payment of taxes required to be withheld in respect of vested shares of restricted Class A common stock, which are available for re-issuance). The expiration date of the Equity Incentive Plan, on and after which date no awards may be granted, is April 4, 2023. The Company’s Board of Directors, or a committee thereof, administers the Equity Incentive Plan and has the sole and plenary authority to, among other things: (i) designate participants; (ii) determine the type, size, and terms and conditions of awards to be granted; and (iii) determine the method by which an award may be settled, exercised, canceled, forfeited or suspended.

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

Stock-based compensation

Stock-based compensation expense relates to both stock options and restricted stock. Stock-based compensation expense was $0.8 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.2 million and $2.8 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was $2.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.9 years. At June 30, 2022, there was $3.7 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.8 years.

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

	Six Months Ended	Year Ended
Black-Scholes Option Valuation Assumptions	June 30, 2022	December 31, 2021
Risk-free interest rate	1.93%	0.94% – 1.29%
Dividend yield	—	—
Volatility	40.4%	37.3% – 40.7%
Weighted-average expected term (years)	6.0	6.0

The following table summarizes stock option activity for the six months ended June 30, 2022 (shares and intrinsic value in thousands):

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic
	shares	exercise price	term	value
Outstanding at December 31, 2021	4,445	$11.69	4.8	$—
Granted	105	5.44	6.0	—
Exercised	—	—	—	—
Forfeited	(182)	11.55	—	—
Expired	(8)	10.39	—	—
Outstanding at June 30, 2022	4,360	$11.55	4.3	$221
Vested at June 30, 2022	3,785	$11.69	3.6	$—
Exercisable at June 30, 2022	3,785	$11.69	3.6	$—

The weighted average grant date fair value of options granted for the six months ended June 30, 2022 was $2.26. At June 30, 2022, 0.3 million options granted and included in the table above are unvested performance-based options.

Restricted stock

Certain employees and directors have been awarded restricted stock under the Equity Incentive Plan. The time-based restricted stock grants vest primarily over a period of three years. Performance-based restricted stock grants vest over a period of three years upon satisfaction of the performance condition.

The following table summarizes restricted share activity for the six months ended June 30, 2022 (shares in thousands):

	Number of	Weighted-average
	shares	grant date fair value
Outstanding at December 31, 2021	614	$11.79
Granted	285	6.09
Vested	(329)	12.09
Forfeited	(59)	12.00
Outstanding at June 30, 2022	511	$8.40

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

Note 13. Leases

The Company is a lessee under leases for office space, land and equipment with third parties, all of which are accounted for as operating leases. These leases generally have an initial term of one to seven years and provide for fixed monthly payments. Some of these leases provide for future rent escalations and renewal options and certain leases also obligate us to pay the cost of maintenance, insurance and property taxes. Total lease cost was $0.3 million for the each of the three months ended June 30, 2022 and 2021, respectively, and $0.5 million for each of the the six months ended June 30, 2022 and 2021, respectively. Leases with a term of one year or less are classified as short-term and are not recognized in the Condensed Consolidated Balance Sheets.

A summary of the classification of operating leases on our Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (amounts in thousands):

		June 30,	December 31,
		2022	2021
Operating lease right-of-use assets		$1,027	$1,281
Operating lease liability, current	(Other accrued expenses)	605	538
Operating lease liability, non-current	(Other long-term liabilities)	$587	$890

The decrease in lease assets and liabilities as of June 30, 2022 is due to the Held for Sale classification of Pantaya's assets and liabilities. For more information, see Note 4, "Held for Sale" of Notes to Condensed Consolidated Financial Statements.

Components of lease cost reflected in our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three months ended June 30,
	2022	2021
Operating lease cost	$203	$168
Short-term lease cost	49	135
Total lease cost	$252	$303

	Six months ended June 30,
	2022	2021
Operating lease cost	$397	$337
Short-term lease cost	93	178
Total lease cost	$490	$515

A summary of weighted-average remaining lease term and weighted-average discount rate as of June 30, 2022:

Weighted-average remaining lease term	2.7	years
Weighted average discount rate	6.0%

Supplemental cash flow and other non-cash information for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	Six months ended June 30,
	2022	2021
Operating cash flows from operating leases	$352	$304

Future annual minimum lease commitments as of June 30, 2022 were as follows (amounts in thousands):

June 30, 2022
Remainder of 2022	$333
2023	517
2024	232
2025	146
2026	58
Total minimum payments	$1,286
Less: amount representing interest	(95)
Lease liability	$1,191

Note 14. Commitments

The Company has other commitments, primarily related to programming, in addition to the various operating leases included in Note 13, “Leases” of Notes to Condensed Consolidated Financial Statements.

Future minimum payments as of June 30, 2022, are as follows (amounts in thousands):

June 30, 2022
Remainder of 2022	$24,224
2023	7,664
2024	4,653
2025	1,758
2026 and thereafter	417
Total	$38,716

Note 15. Subsequent Events

On July 1, 2022, the Company sold its 25.5% ownership interest in REMEZCLA, a digital media company targeting English speaking and bilinigual U.S. Hispanic millennials through innovative content, for $3.0 million in cash.

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

Headquartered in Miami, Florida, our portfolio consists of the following:

●	Pantaya: the first ever premium subscription streaming service of Spanish-language media offering the largest selection of current and classic, commercial free blockbusters and exclusive rights to critically acclaimed movies and series from Latin America and the U.S. including original productions and titles from our library, as well as titles from third party producers. The Company formed Pantaya in partnership with Lionsgate and launched the service in August 2017 with a 25% equity interest. On March 31, 2021, the Company acquired the remaining 75% equity interest from Lionsgate, and Pantaya is now a wholly-owned consolidated subsidiary of the Company. As of June 30, 2022, Pantaya had close to one million subscribers. On May 9, 2022, the Company entered into an agreement to sell Pantaya to TelevisaUnivision. For more information, see Note 4, “Held for Sale” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.
●	Cinelatino: the leading Spanish-language cable movie network with approximately 3.3 million(1) subscribers in the U.S. and 13.3 million(1) subscribers across Latin America and Canada. Cinelatino is programmed with a lineup featuring the best contemporary films and original television series from Mexico, Latin America, and the United States. Driven by the strength of its programming and distribution, Cinelatino is the highest rated Spanish-language original movie network in the U.S.
●	WAPA: the leading broadcast television network and television content producer in Puerto Rico. WAPA has been the #1-rated broadcast television network in Puerto Rico since the start of Nielsen audience measurement twelve years ago. WAPA is Puerto Rico’s news leader and the largest local producer of news and entertainment programming, producing over 70 hours in the aggregate each week. Additionally, we operate WAPA.TV, a leading news and entertainment website in Puerto Rico, as well as mobile apps, featuring content produced by WAPA.
●	WAPA Deportes: through its multicast signal, WAPA distributes WAPA Deportes, a leading sports television network in Puerto Rico, featuring Major League Baseball (MLB), National Basketball Association (NBA) and professional sporting events from Puerto Rico.
●	WAPA America: a cable television network serving primarily Puerto Ricans and other Caribbean Hispanics living in the U.S. WAPA America’s programming features news and entertainment programming produced by WAPA. WAPA America is distributed in the U.S. to over 3.2 million(1) subscribers.
●	Pasiones: a cable television network dedicated to showcasing the most popular telenovelas and serialized dramas, distributed in the U.S. and Latin America. Pasiones features top-rated telenovelas from Latin America, Turkey, India, and South Korea (dubbed into Spanish), and is currently the highest rated telenovela cable television network in primetime. Pasiones has approximately 3.6 million(1) subscribers in the U.S. and 15.4 million(1) subscribers in Latin America.
●	Centroamerica TV: a cable television network targeting Central Americans living in the U.S., the third largest U.S. Hispanic group and the fastest growing segment of the U.S. Hispanic population. Centroamerica TV features the most popular news and entertainment from Central America, as well as soccer programming from the top professional soccer leagues in the region. Centroamerica TV is distributed in the U.S. to approximately 3.1 million(1) subscribers.

●	Television Dominicana: a cable television network targeting Dominicans living in the U.S., the fourth largest U.S. Hispanic national group. Television Dominicana airs the most popular news and entertainment programs from the Dominican Republic, as well as the Dominican Republic professional baseball league, featuring current and former players from MLB. Television Dominicana is distributed in the U.S. to approximately 2.2 million(1) subscribers.
●	Snap Media: a distributor of content to broadcast and cable television networks and OTT, SVOD and AVOD platforms in Latin America. On November 26, 2018, we acquired a 75% interest in Snap Media, and in connection with the acquisition, Snap Media entered into a joint venture with MarVista, an independent entertainment studio and a shareholder of Snap Media, to produce original movies and series. Snap Media is responsible for the distribution of content owned and/or controlled by our Networks, as well as content to be produced by the production joint venture between Snap Media and MarVista. On July 15, 2021, the Company entered into an omnibus agreement, pursuant to which, minority shareholders relinquished the 25% non-controlling interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company.
●	Canal 1: the #3-rated broadcast television network in Colombia. We own a 40% interest in Canal 1 in partnership with leading producers of news and entertainment content in Colombia. The partnership was awarded a 10-year renewable broadcast television concession in 2016. The partnership began operating Canal 1 on May 1, 2017 and launched a new programming lineup on August 14, 2017. In July 2019, the Colombian government enacted legislation resulting in the extension of the concession license for an additional ten years for no additional consideration. The concession is now due to expire on April 30, 2037 and is renewable for an additional 20-year period.
●	REMEZCLA: a digital media company targeting English speaking and bilingual U.S. Hispanic millennials through innovative content. On April 28, 2017, we acquired a 25.5% interest in REMEZCLA. For more information, see Note 15, “Subsequent Events” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

(1)Subscriber amounts are based on most recent remittances received from our Distributors as of the period end date, which are typically two months prior to the period end date.

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

All of our Networks receive fees paid by Distributors. These revenues are generally based on a per subscriber fee pursuant to multi-year contracts, commonly referred to as “affiliation agreements,” which typically provide for annual rate increases. The specific subscriber revenue we earn varies from period to period, Distributor to Distributor and also varies among our Networks, but is generally based upon the number of each Distributor’s paying subscribers who receive our Networks. The terms of certain non-U.S. affiliation agreements provide for payment of a fixed contractual monthly fee. Changes in subscriber revenue at our Networks are primarily derived from changes in contractual affiliation rates charged for our Networks and changes in the number of subscribers. Distributors report their subscriber numbers to our Networks generally on a two month lag. We record revenue based on estimates of the number of subscribers utilizing the most recently received remittance reporting of each MVPD, which is consistent with our past practice and industry practice. Revenue is recognized on a month by month basis when the performance obligations to provide service to the Distributors is satisfied. Payment is typically due and received within sixty days of the remittance. We also generate subscriber revenue from subscriptions to Pantaya, our streaming platform. Pantaya is available directly to consumers through our web application as well as through distribution partners. Certain distribution partners charge a fee, which is recorded in cost of revenues. Subscribers are billed at the start of their monthly or annual membership and revenue is recognized ratably over each applicable membership period. Subscriber revenue varies from period to period and is generally based upon the number of paying subscribers to our streaming platform. Estimates of revenue generated but not yet reported by the Company’s third party Distributors are made based on the estimated number of subscribers using the most recently received remittance reporting from each Distributor, which is consistent with our past practice and industry practice.

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

Colombia, where we own 40% of Canal 1, the #3-rated broadcast television network, is a large and appealing market for broadcast television. Colombia had an estimated population of 51.6 million as of January 1, 2022, the second largest in Latin America (excluding Brazil). According to IBOPE, the three major broadcast networks in Colombia receive a 55% share of overall viewing. According to ASOMEDIOS, the free-to-air television advertising market was approximately $256 million for 2021 (as converted utilizing the average foreign exchange rate during the period).

MVS, one of our stockholders, provides operational, technical and distribution services to Cinelatino pursuant to several agreements, including an agreement pursuant to which MVS provides satellite and technical support and other administrative support services, an agreement that grants MVS the non-exclusive right to distribute the Cinelatino service to third party distributors in Mexico, and an agreement between Cinelatino and Dish Mexico (an affiliate of MVS), pursuant to which Dish Mexico distributes Cinelatino and pays subscriber fees to Cinelatino. While some of these agreements have expired, we are continuing to operate as though these agreements are in effect while we negotiate their renewals (which may be on different terms).

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

Comparison of Consolidated Operating Results for the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

(amounts in thousands)

	Three Months Ended		$ Change	% Change	Six Months Ended		$ Change	% Change
	June 30,		Favorable/	Favorable/	June 30,		Favorable/	Favorable/
	2022	2021	(Unfavorable)	(Unfavorable)	2022	2021	(Unfavorable)	(Unfavorable)
Net revenues	$54,174	$50,460	$3,714	7.4%	$102,973	$88,037	$14,936	17.0%
Operating expenses:
Cost of revenues	18,348	14,798	(3,550)	(24.0)%	33,473	26,577	(6,896)	(25.9)%
Selling, general and administrative	25,911	24,908	(1,003)	(4.0)%	56,569	36,299	(20,270)	(55.8)%
Depreciation and amortization	3,335	4,337	1,002	23.1%	10,964	7,002	(3,962)	(56.6)%
Other expenses	8,939	1,363	(7,576)	NM	10,057	8,091	(1,966)	(24.3)%
(Gain) from FCC spectrum repack and other	(95)	(2,124)	(2,029)	(95.5)%	(141)	(2,176)	(2,035)	(93.5)%
Total operating expenses	56,438	43,282	(13,156)	(30.4)%	110,922	75,793	(35,129)	(46.3)%
Operating (loss) income	(2,264)	7,178	(9,442)	NM	(7,949)	12,244	(20,193)	NM
Other (expense) income:
Interest expense and other, net	(3,111)	(3,165)	54	1.7%	(6,275)	(5,523)	(752)	(13.6)%
Gain (loss) on equity method investment activity	2,283	(8,569)	10,852	NM	(2,489)	24,040	(26,529)	NM
Other expense, net	—	—	—	NM	—	(668)	668	100.0%
Total other (expense) income	(828)	(11,734)	10,906	92.9%	(8,764)	17,849	(26,613)	NM
(Loss) income before income taxes	(3,092)	(4,556)	1,464	32.1%	(16,713)	30,093	(46,806)	NM
Income tax expense	(819)	(1,785)	966	54.1%	(426)	(3,053)	2,627	86.0%
Net (loss) income	(3,911)	(6,341)	2,430	38.3%	(17,139)	27,040	(44,179)	NM
Net loss attributable to non-controlling interest	—	55	(55)	(100.0)%	—	32	(32)	(100.0)%
Net (loss) income attributable to Hemisphere Media Group, Inc.	$(3,911)	$(6,286)	$2,375	37.8%	$(17,139)	$27,072	$(44,211)	NM

NM = Not meaningful

Net Revenues

Net revenues were $54.2 million for the three months ended June 30, 2022, an increase of $3.7 million, or 7%, as compared to $50.5 million for the comparable period in 2021. Subscriber revenue decreased $0.2 million, or 1%, primarily due to a decline in U.S. cable subscribers, offset in part by contractual rate increases and new launches of our Cable Networks. Advertising revenue decreased $0.2 million, or 1%, driven by a decline in ad sales at our Cable Networks. Other revenue increased $4.1 million driven primarily by the licensing of content to third parties.

Net revenues were $103.0 million for the six months ended June 30, 2022, an increase of $14.9 million, or 17%, as compared to $88.0 million for the comparable period in 2021, primarily due to the inclusion of Pantaya, which the Company acquired on March 31, 2021. Subscriber revenue increased $12.0 million, or 23%, primarily due to the inclusion of Pantaya. Advertising revenue decreased $0.1 million, driven by a decline in ad sales at our Cable Networks. Other revenue increased $3.0 million driven primarily by the licensing of content to third parties.

Operating Expenses

Cost of revenues consists primarily of programming and production costs, programming amortization, technical and streaming delivery costs and distribution fees. Cost of revenues for the three months ended June 30, 2022, were $18.3 million, an increase of $3.6 million, or 24%, compared to $14.8 million for the comparable period in 2021, due to programming costs related to content licensed to third parties. Cost of revenues for the six months ended June 30, 2022, were $33.5 million, an increase of $6.9 million, or 26%, compared to $26.6 million for the comparable period in 2021, due the inclusion of Pantaya and programming costs related to content licensed to third parties.

Selling, General and Administrative: Selling, general and administrative expenses consist principally of marketing, research, employee costs, stock-based compensation, and other general administrative costs. Selling, general, and administrative expenses for the three months ended June 30, 2022, were $25.9 million, an increase of $1.0 million or 4%, compared to $24.9 million for the comparable period in 2021, due to higher personnel costs, offset in part by a decrease in stock compensation. Selling, general, and administrative expenses for the six months ended June 30, 2022, were $56.5 million, an increase of $20.3 million, or 56%, compared to $36.3 million for the comparable period in 2021, due the inclusion of Pantaya, including higher marketing and personnel costs, offset in part by a decrease in stock compensation.

Depreciation and Amortization: Depreciation and amortization expense consists of depreciation of fixed assets and amortization of intangibles. Depreciation and amortization for the three months ended June 30, 2022, was $3.3 million, a decrease of $1.0 million, or 23%, compared to $4.3 million for the comparable period in 2021. Depreciation and amortization for the six months ended June 30, 2022, was $11.0 million, an increase of $4.0 million, or 57%, compared to $7.0 million for the comparable period in 2021. For the three months period ended June 30, 2022, the decrease is primarily due to the amortization of certain intangible assets that were fully amortized in the prior quarter. For the six months period ended June 30, 2022, the increase was primarily due to the amortization of intangible assets recognized as part of the acquisition of Pantaya, offset in part by the amortization of certain intangible assets that were fully amortized in during the prior year.

Other Expenses: Other expenses include legal and financial advisory fees, and other fees incurred in connection with transactions and corporate finance activities, including debt and equity financings. Other expenses for the three months ended June 30, 2022, were $8.9 million, an increase of $7.6 million, compared to $1.4 million in the comparable period in 2021, due to transaction expenses related to the announced transactions. Other expenses for the six months ended June 30, 2022, were $10.1 million, an increase of $2.0 million, compared to $8.1 million in the comparable period in 2021, due to transaction expenses related to the announced transactions, offset in part by the expenses incurred in connection with the acquisition of Pantaya and the incremental borrowing on our Third Amended Term Loan Facility.

Gain from FCC repack and other: Gain from FCC spectrum repack and other primarily reflects reimbursements we have received from the FCC for equipment purchased as a result of the FCC spectrum repack, and gain or loss from the sale of assets no longer utilized in the operations of the business. Gain from FCC spectrum repack and other for the three months ended June 30, 2022, was $0.1 million as compared to $2.1 million in the comparable period of 2021. Gain from FCC spectrum repack and other for the six months ended June 30, 2022, was $0.1 million as compared to $2.2 million in the comparable period of 2021. These decreases were due to reimbursements received in the prior year period from the FCC for equipment purchases required as a result of the FCC spectrum repack and the disposal of assets no longer utilized in the operations of the business during the prior year period.

Other Expenses

Interest Expense and other, net: Interest Expense and other, net: Interest expense for the three months ended June 30, 2022, decreased $0.1 million, or 2%, due to the expiration of our interest rate swaps on March 31, 2022, offset in part by higher average interest rates in the current year period. Interest expense for the six months ended June 30, 2022, increased $0.8 million, or 14%, due to the incremental borrowing on our Third Amended Term Loan Facility on March 31, 2021, offset in part by the expiration of our interest rate swaps.

Gain (Loss) on Equity Method Investment Activity: Gain on equity method investment activity for the three months ended June 30, 2022, was $2.3 million, an improvement of $10.9 million compared to a loss of $8.6 million for the comparable period in 2021, due to lower losses at Canal 1 as a result of unrealized foreign currency gains on U.S. dollar denominated obligations and improved operating results. Loss on equity method investment activity for the six months ended June 30, 2022, was $2.5 million, as compared to a gain of $24.0 million for the comparable period in 2021, primarily due to a $30.1 million one-time non-cash gain recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest on March 31, 2021.

Other expense, net: Other expense, net for the six months ended June 30, 2022, was $0 million, a decrease of $0.7 million, compared to an expense of $0.7 million in the comparable period in 2021, which reflected the write-off of the net book value of programming licensed from Pantaya prior to the Acquisition Date.

Income Tax Expense

Income tax expense for the three months ended June 30, 2022, was $0.8 million as compared to $1.8 million for the comparable period in 2021. Income tax expense for the six months ended June 30, 2022, was $0.4 million as compared to $3.1 million for the comparable period in 2021. For more information, see Note 7, “Income Taxes” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net (Loss) Income

Net loss for the three months ended June 30, 2022, was $3.9 million as compared to $6.3 million for the comparable period in 2021. Net loss for the six months ended June 30, 2022, was $17.1 million as compared to net income of $27.0 million for the comparable period in 2021, as the prior year period benefitted from a one-time non-cash gain of $30.1 million recognized on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest.

Net Loss Attributable to Non-controlling Interest

Net loss attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, for the three months ended June 30, 2022, was $0 million as compared to $0.1 million for the comparable period in 2021. Net loss attributable to non-controlling interest, related to the 25% interest in Snap Media held by minority shareholders, for the six months ended June 30, 2022, was $0 million as compared to $0.0 million for the comparable period in 2021. Effective July 15, 2021, the Company entered into an omnibus modification agreement with Snap Distribution, Inc., a British Virgin Islands company, pursuant to which Snap Distribution, Inc. relinquished the non-controlling 25% interest in Snap Media, at which point Snap Media became a wholly owned subsidiary of the Company. For more information, see Note 6, “Equity Method Investments” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

Net (Loss) Income Attributable to Hemisphere Media Group, Inc.

Net loss available to Hemisphere Media Group, Inc. for the three months ended June 30, 2022, was $3.9 million as compared to $6.3 million for the comparable period in 2021. Net loss available to Hemisphere Media Group, Inc. for the six months ended June 30, 2022, was $17.1 million as compared to net income of $27.1 million for the comparable period in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our principal sources of cash are cash on hand, borrowings under our revolving credit facility and cash flows from operating activities and capacity under our revolving loan (“Revolving Facility”). At June 30, 2022, we had $28.9 million of cash on hand and $30 million undrawn and available under our revolving credit facility. Our primary uses of cash include the production and acquisition of programming, operational costs, personnel costs, equipment purchases, principal and interest payments on our outstanding debt and income tax payments, and cash may be used to fund investments and acquisitions.

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

Cash Flows

	Six Months Ended June 30,
Amounts in thousands:	2022	2021
Cash provided by (used in):
Operating activities	$(17,047)	$19,899
Investing activities	(2,141)	(124,859)
Financing activities	(1,395)	42,928
Net decrease in cash	$(20,583)	$(62,032)

Comparison for the Six Months Ended June 30, 2022 and June 30, 2021

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

Net cash used in operating activities for the six months ended June 30, 2022 was $17.0 million, a decrease of $36.9 million, as compared to provided by $19.9 million in the prior year period, due to a decrease in net loss of $44.2 million and a decrease in net working capital of $24.0 million, offset in part by an increase in non-cash items of $31.3 million. The decrease in net working capital is due increases in programming rights of $9.9 million, prepaids and other assets of $3.5 million, due from related parties of $1.3 million and accounts receivable of $0.5 million and decreases in accounts payable of $9.3 million, income taxes payable of $3.5 million, and other liabilities of $0.1 million, offset in part by increases in programming rights payable of $2.8 million and other accrued expenses of $1.3 million. The increase in non-cash items is due to a $26.5 million increase in loss on equity method investment activity primarily due to a $30.1 million one-time gain recognized in the prior year period on the existing 25% equity interest in Pantaya upon the step acquisition of the remaining 75% equity interest, and increases in depreciation and amortization of $4.0 million, programming amortization of $3.4 million, and a decrease in the gain from FCC spectrum repack of $2.2 million, offset in part by an increase in deferred taxes of $3.1 million and other non-cash acquisition related charges of $1.3 million in the prior year period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022, was $2.1 million, an improvement of $122.7 million as compared to $124.9 million in the prior year period. The improvement was primarily due to the net cash paid in the prior year period for the acquisition of Pantaya of $122.6 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2022, was $1.4 million, a decrease of $44.3 million as compared to net cash provided by of $42.9 million in the prior year period. The decrease is due to net proceeds of $47.4 million received from incremental borrowing under our Third Amended Term Loan Facility in connection with the acquisition of Pantaya in the prior year period.

For more information, see Note 8, “Long-Term Debt” of Notes to Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Management considers an accounting policy to be critical if it is important to our financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. The development and selection of these critical accounting policies have been determined by management and the related disclosures have been reviewed with the Audit Committee of our Board of Directors. There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures, as of June 30, 2022. Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that all information required to be disclosed is recorded, processed, summarized and reported within the time periods specified, and that information required to be filed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

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

There have not been any material changes during the quarter ended June 30, 2022 from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

2.1

Agreement and Plan of Merger, dated as of May 9, 2022, by and among HWK Parent, LLC, HWK Merger Sub 1, Inc., HWK Merger Sub 2, LLC, Hemisphere Media Group, Inc. and Hemisphere Media Holdings, LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2022) ±

2.2

Voting and Support Agreement, dated as of May 9, 2022, by and among the Company and certain stockholders of the Companies that are signatories thereto (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2022)

2.3

Membership Interest Purchase Agreement, dated as of May 9, 2022, by and among Univision Puerto Rico Station Operating Company, HMTV DTC, LLC, Pantaya, LLC and Hemisphere Media Holdings, LLC (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2022) ±

2.4

Share Purchase Agreement, dated as of May 9, 2022, by and among HMTV DTC, LLC, Univision of Puerto Rico, Inc., Univision of Puerto Rico Station Operating Company and TelevisaUnivision, Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2022) ±

31.1#

Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2#

Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1*#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2*#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	A signed original of the written statement required by Section 906 has been provided to the Company and will be retained by the Company and forwarded to the SEC or its staff upon request.
#	Filed herewith.
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

HEMISPHERE MEDIA GROUP, INC.

DATE: August 08, 2022	By:	/s/ Alan J. Sokol
Alan J. Sokol
Chief Executive Officer and President
(Principal Executive Officer)

DATE: August 08, 2022	By:	/s/ Craig D. Fischer
Craig D. Fischer
Chief Financial Officer
(Principal Financial and Accounting Officer)